Form 10QSB
period 1995-03-31
HELMSTAR GROUP INC
filed 1995-05-15
CIK 795255

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



     (Mark One)

       x   Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ---
Exchange Act of 1934

     For the quarterly period ended   March 31, 1995
                                   --------------------

     ___ Transition report under Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from __________ to __________

     Commission file number l-9224
                            ------


                             HELMSTAR GROUP, INC.
- - - - ---------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                              13-2689850
- - - - -----------------------------------------    ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

           2 World Trade Center, Suite 2112, New York, N.Y.  10048
- - - - ---------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 212-775-0400
- - - - ---------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No  __
      -

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at April 30, 1995
           -----                    -----------------------------

Common stock - par value $.10                5,953,195 shares
- - - - -----------------------------                ----------------

                                     PART I

                             FINANCIAL INFORMATION


  ITEM L. FINANCIAL STATEMENTS.

     The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form l0-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form l0-KSB for the fiscal year ended December 31, 1994, which was filed with the Securities and Exchange Commission.

     The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                          March 31,    December 31,
ASSETS                                       1995          1994
                                         ------------  -------------

  Cash and cash equivalents............  $   595,946    $   739,624
  Marketable securities................      663,036        508,907
  Joint ventures.......................    3,445,860      3,675,971
  Mortgage servicing rights - net of
    accumulated amortization of
    $1,389,712 in 1995 and
    $1,289,410 in 1994.................    1,987,781      2,077,108
  Other investments....................      379,344        397,126
  Mortgage loans held for sale.........      822,630         30,000
  Due for mortgage loans sold..........       81,194         54,554
  Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $317,501 in
    1995 and $316,507 in 1994..........      235,415        256,526
  Other assets.........................      782,184        786,849
                                         -----------    -----------

       TOTAL...........................  $ 8,993,390    $ 8,526,665
                                         ===========    ===========

           LIABILITIES

  Notes payable........................                 $   379,479
  Accrued expenses and other
    liabilities........................  $ 1,537,717      1,510,946
                                         -----------    -----------

       Total liabilities...............    1,537,717      1,890,425
                                         -----------    -----------

      STOCKHOLDERS' EQUITY

  Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares......      674,960        674,960
  Paid-in surplus......................   14,984,510     14,984,510
  (Deficit)............................   (5,677,691)    (6,504,307)
                                         -----------    -----------

       Total...........................    9,981,779      9,155,163

  Less treasury stock, at cost -
    796,405 shares in 1995 and
    783,905 shares in 1994.............   (2,526,106)    (2,518,923)
                                         -----------    -----------

       Total stockholders' equity......    7,455,673      6,636,240
                                         -----------    -----------

       TOTAL...........................  $ 8,993,390    $ 8,526,665
                                         ===========    ===========

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        Three Months Ended
                                            March 31,
                                      ----------------------
                                         1995        1994

  Revenues:
    Profit from joint ventures......  $1,447,609  $  141,379
    Financial consulting fees.......                 180,500
    Loan servicing fees.............     218,253     254,513
    Loan origination fees...........      81,342     120,301
    Interest income.................      56,263      43,166
    Investment income...............       2,120     291,954
    Other income....................      16,304      35,419
                                      ----------  ----------

       Total revenues...............   1,821,891   1,067,232
                                      ----------  ----------


  Expenses:
    Compensation and related costs..     514,056     596,186
    Occupancy cost..................      98,519      93,227
    Amortization of mortgage
       servicing rights.............     100,302     144,691
    General and administrative......     177,147     185,836
    Professional fees...............      45,648      37,000
    Interest........................       1,694      25,922
                                      ----------  ----------

       Total expenses...............     937,366   1,082,862
                                      ----------  ----------

  Income (loss) before taxes........     884,525     (15,630)

  Income tax........................      57,909      34,128
                                      ----------  ----------

  NET INCOME (LOSS).................  $  826,616  $  (49,758)
                                      ==========  ==========

  Net income (loss) per common share  $      .14  $     (.01)
                                      ==========  ==========

  Weighted average number of
    common shares outstanding.......   5,957,288   6,005,495
                                      ==========  ==========


  See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                                 1995         1994
 Cash flows from operating activities:
  Net income (loss)........................................  $   826,616   $ (49,758)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization...........................      123,600     167,530
   Unrealized (gain) on joint ventures
  and other investments....................................     (157,462)   (148,606)
   (Gain) on sale or disposal of investments...............   (1,272,365)   (115,667)
   Loss on sale of fixed assets............................        1,912
   Changes in operating assets and liabilities:
  (Increase) decrease in mortgage loans held for sale......     (792,630)    638,450
  (Increase) decrease in due for mortgage loans sold.......      (26,640)    171,646
  (Increase) in other assets...............................       (3,904)   (190,537)
  Increase (decrease) in accrued expenses..................       26,771     (77,870)
                                                             -----------   ---------

 Net cash provided by (used in) operating activities.......   (1,274,102)    395,188
                                                             -----------   ---------

 Cash flows from investing activities:
  Purchases of investment securities - net:
   U.S. Government obligations.............................     (154,129)   (103,015)
  Purchase of interest in joint venture....................                     (500)
  Distributions from joint ventures and other investments..                   40,000
  Purchases of mortgage servicing rights...................      (10,975)    (65,876)
  Proceeds from the sale joint ventures....................    1,677,730
  Proceeds from sale of fixed assets.......................        8,752
  Purchase of fixed assets.................................       (4,282)     (5,456)
                                                             -----------   ---------

 Net cash provided by (used in) investing activities.......    1,517,096    (134,847)
                                                             -----------   ---------
 Cash flows from financing activities:
  Repayment of short term borrowings - net:................     (379,479)   (634,584)
  Purchase of treasury stock...............................       (7,183)        (81)
                                                             -----------   ---------

 Net cash (used in) financing activities...................     (386,662)   (634,665)
                                                             -----------   ---------

 NET (DECREASE) IN CASH AND CASH EQUIVALENTS...............     (143,668)   (374,324)
 Cash and cash equivalents at beginning of period..........      739,624     840,367
                                                             -----------   ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $   595,956   $ 466,043
                                                             ===========   =========

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest................................................  $     1,694   $  25,922
   Taxes...................................................        7,273      17,574

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


       l.   SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

            The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form l0-KSB, for the fiscal year ended December 3l, 1994, which was filed with the Securities and Exchange Commission.

       2.  JOINT VENTURES
           --------------

            On February 22, 1995, First Highpoint Limited Partnership sold its principal asset, an apartment project located in Plano, Texas. The partnership had owned such project throughout 1994.

            Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                        March 31,   March 31,
                                          1995         1994
                                       -----------  ----------

       Rental income.................  $  811,094   $ 836,866
       Operating expenses............    (134,999)   (129,541)
                                       ----------   ---------

       Net operating income..........     676,095     707,325
       Other income (expense)........    (391,602)   (475,402)
                                       ----------   ---------

       Net income....................  $  284,493   $ 231,923
                                       ==========   =========

       Company's share of profit
       from joint ventures...........  $  186,738   $ 141,379

       Company's share of gain on
       sale of an apartment project..   1,260,871
                                       ----------   ----------

       Profit from joint ventures....  $1,447,609   $ 141,379
                                       ==========   =========

            Pro forma summary combined operating results of the joint ventures in which the Company is a co-venturer, excluding First Highpoint Limited Partnership, are as follows:

                                    March 31,   March 31,
                                       1995        1994
                                    ----------  ----------

       Rental income..............  $ 621,669   $ 556,196
       Operating expenses.........    (28,530)    (13,412)
                                    ---------   ---------

       Net operating income.......    593,139     542,784
       Other income (expense).....   (320,139)   (334,233)
                                    ---------   ---------

       Net income.................  $ 273,000   $ 208,551
                                    =========   =========

       Company's share of profit
       from joint ventures........  $ 175,245   $ 118,007
                                    =========   =========

       3.   INCOME (LOSS) PER SHARE
            -----------------------

            Income (loss) per share is based on the weighted average number of common shares outstanding during each period. Common share equivalents relating to the Company's incentive compensation plan have not been included in the computation, because the effect of their inclusion would not be dilutive.

       4.   LITIGATION
            ----------

            The Company is a defendant in various lawsuits. In those instances in which liability can be estimated, provisions have been reflected in the financial statements. The ultimate outcome of the remaining lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined. There were no significant changes in the status of litigation during the three months ended March 31, 1995.

       Item 2.    Management's Discussion and Analysis of Financial Condition
       ------     -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

            A.    Three Months Ended March 31, 1995 Compared
                  ------------------------------------------
                  to Three Months Ended March 31, 1994
                  ------------------------------------

                  Total revenues increased to $1,821,891 for the three months ended March 31, 1995 from $1,067,232 for the three months ended March 31, 1994.

                  Profit from joint ventures increased to $1,447,609 for the three months ended March 31, 1995 from $141,379 for the three months ended March 31, 1994. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                  The principal reason for the dramatic increase in revenue from joint ventures was due to the sale by First Highpoint Limited Partnership, a Texas partnership, in which the Company has a partnership interest, of an apartment project located in Plano, Texas. This was an all cash sale to an insurance company. The Company recorded a profit of approximately $1,260,000.

                  Financial consulting fees were nil for the three months ended March 31, 1995 versus $180,500 for the three months ended March 31, 1994. The Company provides financial structuring advice to clients on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1995.

                  Loan servicing fees decreased to $218,253 for the three months ended March 31, 1995 from $254,513 for the three months ended March 31, 1994.

                  In addition to scheduled principal amortization payments, the Company's mortgage servicing portfolio declined dramatically because of the bulk sale of mortgage servicing rights of approximately $25 million of mortgage loans in July 1994 and the high level of prepayments during the first two quarters of 1994.

                  Loan origination fees decreased to $81,342 for the three months ended March 31, 1995 compared to $120,301 for the three months ended March 31, 1994. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors. This decrease reflects a sharp decline in mortgage loan originations in the Company's market as a result of higher interest rates.

                  The Company has taken significant steps to expand its origination activities. In late 1993, branch offices were opened in New Jersey and Delaware to expand the Company's retail origination capacity. The Company has increased the number of correspondents to originate loans on a wholesale basis. Although it is uncertain whether the housing market will continue to weaken, if the steps noted above are implemented successfully, the Company would be positioned to capture a larger share of the market than it had enjoyed previously.

                  Interest income increased to $56,263 for the three months ended March 31, 1995 from $43,166 for the three months ended March 31, 1994, due primarily to higher prevailing interest rates and a change in the way the Company finances mortgage loans originated for resale. During the three months ended March 31, 1994, the Company primarily used only its "warehouse facility" to finance such mortgage loans. Under the terms of the "warehouse facility," the Company foregoes both interest income on mortgage loans originated for resale and virtually all interest expense, since the provider of such facility earns the interest income on the mortgage loans prior to completing the sale thereof to investors. During the three months ended March 31, 1995, the Company used its own cash as well as the "warehouse facility" to finance mortgage loans originated for resale. When it uses its own cash, the Company earns the interest on the mortgage loans prior to completing the sale thereof to investors.

                  Investment income decreased substantially to $2,120 for the three months ended March 31, 1995 from $291,954 for the three months ended March 31, 1994. This category principally consists of net profit or loss from investing in futures, puts, calls, equities and other securities activities. During the three months ended March 31, 1994, this category included the Company's share of income from an investment partnership. The Company redeemed its interest in such partnership at the close of the third quarter of 1994. Additionally, in the three months ended March 31, 1994, the Company recognized income from (1) receipts pursuant to a settlement agreement on a receivable which had been fully reserved in a prior period and (2) stock in a public company received as payment of certain contingent consideration from the sale of the Company's interest in a joint venture in 1992.

                  Other income was $16,304 for the three months ended March 31, 1995 compared to $35,419 for the three months ended March 31, 1994. This category consists primarily of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees.

                  Total expenses decreased to $937,366 for the three months ended March 31, 1995 from $1,082,862 for the three months ended March 31, 1994.

                  Compensation and related costs decreased to $514,056 for the three months ended March 31, 1995 from $596,186 for the three months ended March 31, 1994. The decrease was attributable to a reduction in the number of salaried employees as well as salary reductions in the Company's mortgage banking business. Furthermore, with a decline in the volume of mortgage loan originations, commission payments to mortgage loan originators also declined significantly during 1994.

                  Occupancy costs increased slightly to $98,519 for the three months ended March 31, 1995 from $93,227 for the three months ended March 31, 1994.

                  Amortization of mortgage service rights decreased to $100,302 for the three months ended March 31, 1995 from $144,691 for the three months ended March 31, 1994. The carrying amount of purchased servicing rights must be amortized over the period of the estimated, future net servicing income associated therewith. Since estimated net servicing income typically is greater in the earlier years, amortization expense is higher for such periods.

                  The Company reviews the carrying amount of each portfolio for possible impairment. If estimated future servicing costs exceed revenues, the Company will recognize a loss equal to any excess.

                  Future amortization expense will be adjusted accordingly. During the first quarter of 1994, the Company wrote down the carrying amount of a significant mortgage servicing portfolio.

                  General and administrative expenses decreased to $177,147 for the three months ended March 31, 1995 from $185,836 for the three months ended March 31, 1994.

                  Professional fees increased to $45,648 for the three months ended March 31, 1995 from $37,000 for the three months ended March 31, 1994.

                  Interest expense was $1,694 for the three months ended March 31, 1995 compared to $25,922 for the three months ended March 31, 1994. This savings reflects greater utilization of the Company's own cash and its "warehouse facility" to finance its mortgage banking activities. Additionally, during the three months ended March 31, 1995, the Company's average inventory of mortgage loans held for resale was smaller, as a result in a decline in originations, so the Company's financing needs were reduced.

                  On a pre-tax basis, the Company had a profit of $884,525 for the three months ended March 31, 1995 compared to a loss of $15,630 for the three months ended March 31, 1994. Provision for income taxes for the three months ended March 31, 1995 is $57,909 compared to $34,128 for the three months ended March 31, 1994. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1994, the Company had net operating loss carryforwards of approximately $11,400,000 available to reduce future taxable income. These carryforwards will be available through the year 2009 to reduce future taxable income.

                  The Company's net profit for the three months ended March 31, 1995 was $826,616 compared to a net loss of $49,758 for the three months ended March 31, 1994. On a per share basis, the net profit was $.14 for the three months ended March 31, 1995, compared to net loss of ($.01) for the three months ended March 31, 1994. Earnings or loss per share are based on the weighted average number of shares outstanding (5,957,288 for the three months ended March 31, 1995 and 6,005,495 for the three months ended March 31, 1994). The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation, because the effect of their inclusion would be anti-dilutive.

            B.    Liquidity and Capital Resources
                  -------------------------------

                  Management of the Company believes that funds generated from operations, its credit and warehouse facilities, working capital line and cash distributions from various joint ventures, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. A significant portion of the Company's assets are readily convertible into cash.

                  The Company invests excess funds in liquid, short- term financial instruments in order to maximize its current cash return with minimum interest rate risk, while preserving the ability to move quickly in funding attractive merchant banking ventures. Such investments include U.S. Government obligations, commodity futures contracts and money market funds. Additionally, since commencing the mortgage loan origination business, the Company may use its own cash to carry a portion of its inventory of mortgage loans originated for resale. Prior to funding any loans, the Company procures firm commitments from investors to purchase such loans. Fifteen days is the typical time between funding a mortgage loan and receiving payment from an investor.

                  The Company's primary financing needs are in its mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts from a $2 million "credit facility" maintained with a savings bank. After funding an individual loan, the Company can replenish its cash position or available borrowing capacity under the credit facility by utilizing a separate, $10 million mortgage warehouse facility. The Company can draw down up to 98% of the face amount of an individual mortgage loan from the "warehouse facility." This facility is replenished from the purchase price paid by the investor who had committed to purchase such loan.

                  The Company also has a $350,000 revolving credit line with the bank which provides the warehouse facility. This line carries interest at prime plus 1%. It can be used only in connection with the Company's mortgage banking activities.

                  Sales of mortgage servicing rights among mortgage servicers is rather routine. Prices that servicers are willing to pay for the same package may vary, due to various factors including the potential purchaser's internal costs of servicing each loan, access to capital, cost of capital, prepayment assumptions and opportunities for cross-selling other products to mortgagors.

                  The carrying amount reflected in the consolidated balance sheets for mortgage servicing rights acquired from third parties may not be representative of the realizable value of the bulk sale of all or a portion of such portfolio. The Company treats the acquisition of mortgage servicing rights as part of its investing activities in the consolidated statements of cash flows.

                  In connection with its interests in real estate, the Company uses separate subsidiaries for each venture. The Company utilizes the equity method of accounting for its interests in real estate joint ventures. Accordingly, the assets and liabilities of such ventures are not included in the Company's consolidated balance sheets.

                  The two operating real estate projects in which the Company is a co-venturer, currently have strong occupancies and positive cash flow. Cash maintained by each partnership, supplemented with cash flow from operations, should be sufficient to cover all operating costs and debt service requirements of each venture, so that additional cash contributions from the Company or its co-venturers would not be necessary. Facts and circumstances, however, are subject to change for reasons beyond the Company's control. Based on current estimates, the Company expects to continue to receive cash distributions from its real estate joint venture activities during 1995.

                  In April 1993, one of the Company's real estate joint ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a short-term, variable rate loan into a four-year, fixed rate loan. Interest accrues at 8.5% per annum. The lender charged an extension fee which was paid as follows: (1) $15,000 at the time the extension was consummated; (2) $15,000 on April 1, 1994; and $33,818 (an amount equal to the product of the outstanding principal balance $4,609,079 multiplied by .0075) on April 1, 1995. Regular amortization is determined on a 20-year schedule for the first year and then on a 15-year self-liquidating basis. Additional amortization payments equal to 25% of "excess cash flow" are due during the second 12-month period. Thereafter, 50% of "excess cash flow" is due as additional amortization. The loan matures on April 1, 1997.

                  In April 1995, the Company's other real estate joint venture refinanced the mortgage loan on its project. The principal amount of the new, nonrecourse loan is $6,550,000; the interest rate equals Citibank's six-month LIBOR rate plus 3.10% and the interest rate resets each September and March; the maximum interest rate is 13.5375% and the current rate through August 31, 1995 is 9.5375%; principal amortization is based on a 25-year schedule; and the loan matures on May 1, 2002. The principal balance of the refinanced loan was $3,757,828. The proceeds from refinancing, net of expenses including points, fees, title insurance, escrows, etc., was approximately $2.5 million. The Company received a distribution from the joint venture of approximately $2.2 million.

                  Prior to the distribution of the net proceeds from refinancing, the Company received a preferred return equal to 10% of its original capital contribution. Distributions from sales or refinancing proceeds were to be applied, pursuant to the joint venture agreement, first to the Company to pay any preferred return due and then in an amount equal to the Company's original capital contribution. The Company received 55% of cash distributions in excess of the preferred return. Since the Company recovered its entire original capital contribution, it will no longer receive a preferred return.
                  If the project is sold or refinanced in the future, the Company will receive 70% of distributable net proceeds.

                  Although the venture's outstanding debt was increased substantially, at current interest rates, monthly debt service decreased slightly because the old loan required monthly principal payments of $40,000 through its maturity in July 1995. In addition to principal and interest payments, debt service for the new loan includes contributions to various reserve accounts. The funds from such reserve accounts may be used, in accordance with the various loan agreements, to offset future expenses, if any, for structural repairs, tenant improvements, leasing commissions, and interest expense.

                  The carrying amounts reflected on the Company's consolidated balance sheets for its various joint venture interests is determined in accordance with the equity method of accounting. Such carrying amounts may not be representative of the realizable value on a sale of those interests. Management reviews the carrying amount of each venture to determine if an adjustment for any impairment other than a temporary decline is required. If management believes in good faith that any impairment is other than temporary, a loss provision equal to such amount will be charged against the Company's consolidated results of operations.

                  Cash distributions from joint ventures are reflected in investing activities in the Company's consolidated statements of cash flows. Equity contributions to joint ventures as well as any advances to joint ventures also are reflected in investing activities in the Company's consolidated statements of cash flows.

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of March 31, 1995.

                  The Company is a defendant in various lawsuits. Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

                                    PART II

                               OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits: -- A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Consolidated Financial Statements (Unaudited) on page 6 of this Form 10-QSB.

                                 -- Financial Data Schedule -
                       Exhibit 27 - see below

                  (b)  Reports on Form 8-K:

                       -- March 2, 1995, Press Release announcing the sale of an apartment project consisting of 140 units by First Highpoint Limited Partnership.

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELMSTAR GROUP, INC.



                                     /s/ George W. Benoit
                                 ------------------------------------------
       Date: May 15, 1995        George W. Benoit, Chairman of the Board of
                                 Directors, President, Chief Executive
                                 Officer



                                     /s/ Roger J. Burns
                                 ------------------------------------------
       Date: May 15, 1995        Roger J. Burns, First Vice President, Chief
                                 Financial Officer