Form 10QSB
period 1995-06-30
HELMSTAR GROUP INC
filed 1995-08-09
CIK 795255

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



     (Mark One)

       x   Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ---
Exchange Act of 1934

     For the quarterly period ended    June 30, 1995
                                   --------------------

     ___ Transition report under Section 13 or 15(d) of the Exchange Act of 1934

     For the transition period from __________ to __________

     Commission file number l-9224
                            ------


                             HELMSTAR GROUP, INC.
  ---------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                  DELAWARE                              13-2689850
  -----------------------------------------    ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

            2 World Trade Center, Suite 2112, New York, N.Y.  10048
  ---------------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                 212-775-0400
  ---------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No  __
      -

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at July 31, 1995
           -----                    ----------------------------

Common stock - par value $.10                5,938,195 shares
-----------------------------                ----------------

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

            The results of operations for the three months and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               June 30,    December 31,
ASSETS                                           1995          1994
                                             ------------  -------------

     Cash and cash equivalents.............  $   748,119    $   739,624
     Marketable securities.................    2,070,738        508,907
     Joint ventures including advances.....    1,426,399      3,675,971
     Mortgage servicing rights - net of
       accumulated amortization of
       $1,487,579 in 1995 and $1,289,410
       in 1994.............................    1,929,914      2,077,108
     Other investments.....................      426,753        397,126
     Mortgage loans held for sale..........    2,091,218         30,000
     Due for mortgage loans sold...........       33,315         54,554
     Furniture, equipment and
       leasehold improvements - at cost,
       less accumulated depreciation and
       amortization of $332,698 in
       1995 and $316,507 in 1994...........      228,048        256,526
     Other assets..........................      626,154        786,849
                                             -----------    -----------

          TOTAL............................  $ 9,580,658    $ 8,526,665
                                             ===========    ===========

              LIABILITIES

     Notes payable.........................                 $   379,479
     Accrued expenses and other
       liabilities.........................  $ 1,680,454      1,510,946
                                             -----------    -----------

          Total liabilities................    1,680,454      1,890,425
                                             -----------    -----------

         STOCKHOLDERS' EQUITY

     Common stock - authorized
       10,000,000 shares, par value
       $.10; issued 6,749,600 shares.......      674,960        674,960
     Paid-in surplus.......................   14,984,510     14,984,510
     Unrealized gain on securities
       available for sale..................       47,409
     (Deficit).............................   (5,280,569)    (6,504,307)
                                             -----------    -----------

          Total............................   10,426,310      9,155,163

     Less treasury stock, at cost -
       796,405 shares in 1995 and 783,905
       shares in 1994......................   (2,526,106)    (2,518,923)
                                             -----------    -----------

          Total stockholders' equity.......    7,900,204      6,636,240
                                             -----------    -----------

          TOTAL............................  $ 9,580,658    $ 8,526,665
                                             ===========    ===========

           See Notes to Condensed Consolidated Financial Statements.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three Months Ended          Six Months Ended
                                            June 30,                 June 30,
                                    ----------------------   ----------------------------
                                       1995        1994         1995           1994
Revenues:
  Profit from joint ventures......  $  332,263  $  139,521   $1,779,872        $  280,900
  Financial consulting fees.......     290,000     175,000      290,000           355,500
  Loan servicing fees net of
     guarantor fees...............     209,548     246,589      427,801           501,102
  Loan origination fees...........     150,381      75,731      231,723           196,032
  Interest income.................     104,575      40,307      160,838            87,934
  Investment income...............     629,190      73,459      631,310           365,413
  Other income....................      10,583      25,688       26,887            56,646
                                    ----------  ----------   ----------        ----------

     Total revenues...............   1,726,540     776,295    3,548,431         1,843,527
                                    ----------  ----------   ----------        ----------


Expenses:
  Compensation and related costs..     822,990     574,726    1,337,046         1,170,912
  Occupancy cost..................     124,733      95,940      223,252           189,167
  Amortization of mortgage
     servicing rights.............      97,867     114,816      198,169           259,507
  General and administrative......     218,303     176,961      395,450           362,797
  Professional fees and
     litigation expenses..........      61,050      74,008      106,698           111,008
  Interest........................       2,252     (10,721)       3,946            15,201
                                    ----------  ----------   ----------        ----------

     Total Expenses...............   1,327,195   1,025,730    2,264,561         2,108,592
                                    ----------  ----------   ----------        ----------

Profit (loss) before taxes             399,345    (249,435)   1,283,870          (265,065)

Income tax (benefit)                     2,223      (1,123)      60,132            33,005
                                    ----------  ----------   ----------        ----------

NET PROFIT (LOSS)                   $  397,122  $ (248,312)  $1,223,738         $(298,070)
                                    ==========  ==========   ==========        ==========

Net profit (loss)
  per common share                      $  .07     $  (.04)      $  .21            $ (.05)
                                        ======     =======       ======           =======

Weighted average number of
  common shares outstanding          5,953,195   6,005,495    5,955,241         6,005,495
                                    ==========  ==========   ==========        ==========


           See Notes to Condensed Consolidated Financial Statements.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -------------------------
                                                                 1995         1994
 Cash flows from operating activities:
  Net income (loss)........................................  $ 1,223,738    $(298,070)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization...........................      245,234      305,784
   Unrealized (gain) on joint ventures
  and other investments....................................     (485,823)    (374,281)
   (Gain) on sale or disposal of investments...............   (1,276,267)    (115,898)
   Loss on sale of fixed assets............................        1,912
   Changes in operating assets and liabilities:
  (Increase) decrease in mortgage loans held for sale......   (2,061,218)     753,450
  Decrease in due for mortgage loans sold..................       21,239      235,287
  Decrease (increase) in other assets......................      143,557     (109,003)
  Increase (decrease) in accrued expenses..................      169,508     (271,037)
                                                             -----------    ---------

 Net cash provided by (used in) operating activities.......   (2,018,120)     126,232
                                                             -----------    ---------

 Cash flows from investing activities:
  (Purchase) sale of investment securities - net:
   U.S. Government obligations.............................   (1,561,831)     288,013
  Purchase of interest in joint venture....................                      (500)
  Distributions from joint ventures and other investments..    2,347,822      199,519
  Purchase of mortgage servicing rights....................      (50,975)    (127,381)
  Proceeds from the sale joint ventures....................    1,681,622
  Proceeds from sale or disposal of fixed assets...........        8,752
  Purchase of fixed assets.................................      (12,113)     (19,728)
                                                             -----------    ---------

 Net cash provided by (used in) investing activities.......    2,413,277      339,923
                                                             -----------    ---------

 Cash flows from financing activities:
  Repayment of short term borrowings - net:................     (379,479)    (746,134)
  Purchase of treasury stock...............................       (7,183)         (81)
                                                             -----------    ---------

 Net cash provided by (used in) financing activities.......     (386,662)    (746,215)
                                                             -----------    ---------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......        8,495     (280,060)
 Cash and cash equivalents at beginning of period..........      739,624      840,367
                                                             -----------    ---------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $   748,119    $ 560,307
                                                             ===========    =========

 Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest................................................  $     2,252    $  15,201
   Taxes...................................................       10,693
  Non-cash increase in value of securities
     available for sale....................................       47,409

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       l.   SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------

            The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form l0-KSB, for the fiscal year ended December 3l, 1994, which was filed with the Securities and Exchange Commission (the "SEC").

            The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards No. 115. The Company records the change in market value of investments "available for sale" in an equity account.

       2.  JOINT VENTURES
           --------------

            On February 22, 1995, First Highpoint Limited Partnership sold its principal asset, an apartment project located in Plano, Texas. The partnership had owned such project throughout 1994. The Company recognized a gain of $1,260,871 in the three months ended March 31, 1995 and an additional amount of $3,902 in this period.

            On April 11, 1995, Blowing Rock Outlet Partners refinanced its principal asset, a manufacturers outlet shopping center, located in Blowing Rock, North Carolina. The Company's share of the proceeds distributed after the refinancing was in excess of the carrying amount of the Company's interest in such venture prior to the distribution.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       2.  JOINT VENTURES (continued)
           --------------

            Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                    Three Months Ended June 30
                                   ----------------------------
                                       1995           1994
                                   -------------  -------------

Rental income....................    $  499,539     $  754,226
Operating expenses...............       (42,254)      (161,999)
                                     ----------     ----------

Net operating income.............       457,285        592,227
Other income (expense)...........      (363,076)      (483,133)
                                     ----------     ----------

Net income.......................    $   94,209     $  109,094
                                     ==========     ==========

Company's share of profit
 from joint ventures.............    $   75,812     $  139,521
Adjustment to Company's
 share of gain on sale of
 an apartment project............         3,902
Gain from receiving cash
 distributions in excess of the
 book value of the Company's
 interest in a joint venture.....       253,178
                                     ----------

Profit from joint ventures.......    $  332,892     $  139,521
                                     ==========     ==========

                                     Six Months Ended June 30
                                   ----------------------------
                                       1995           1994
                                   -------------  -------------
Rental income....................    $1,310,633     $1,586,341
Operating expenses...............      (177,253)      (291,540)
                                     ----------     ----------

Net operating income.............     1,133,380      1,294,801
Other income (expense)...........      (754,678)      (953,784)
                                     ----------     ----------

Net income.......................    $  378,702     $  341,017
                                     ==========     ==========

Company's share of profit
 from joint ventures.............    $  261,920     $  280,900
Company's share of gain on
 sale of an apartment project....     1,264,773
Gain from receiving cash
 distributions in excess of the
 book value of the Company's
 interest in a joint venture.....       253,178
                                     ----------

Profit from joint ventures.......    $1,779,871     $  280,900
                                     ==========     ==========

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       2.  JOINT VENTURES (continued)
           --------------


         Pro forma summary combined operating results of the joint ventures in which the Company is a co-venturer, excluding First Highpoint Limited Partnership, are as follows:

                              Three Months Ended June 30
                             ----------------------------
                                 1995           1994
                             -------------  -------------

Rental income..............    $  499,539     $  473,199
Operating expenses.........       (42,254)       (30,566)
                               ----------     ----------

Net operating income.......       457,285        442,633
Other income (expense).....      (363,076)      (346,012)
                               ----------     ----------

Net income.................    $   94,209     $   96,621
                               ==========     ==========

Company's share of profit
 from joint ventures.......    $   75,812     $  127,048
                               ==========     ==========


                              Three Months Ended June 30
                             ----------------------------
                                 1995           1994
                             -------------  -------------
Rental income..............    $1,121,208     $1,029,395
Operating expenses.........       (70,784)       (43,978)
                               ----------     ----------

Net operating income.......     1,050,424        985,417
Other income (expense).....      (683,215)      (680,245)
                               ----------     ----------

Net income.................    $  367,209     $  305,172
                               ==========     ==========

Company's share of profit
 from joint ventures.......    $  250,427     $  245,055
                               ==========     ==========

       3.   INCOME (LOSS) PER SHARE
            -----------------------

            Income (loss) per share is based on the weighted average number of common shares outstanding during each period. The assumed exercise of stock options relating to the Company's incentive compensation plan have not been included in the computation, because the effect of their inclusion would not be dilutive.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

            For an update to the litigation described in the notes to the Company's financial statements included in its Form 10-KSB for the fiscal year ended December 31, 1994, which was filed with the SEC, see Item 1, "Legal Proceedings," on page 22 of this Form 10-QSB.

       Item 2.  Management's Discussion and Analysis of Financial Condition and
       ------   ---------------------------------------------------------------
       Results of Operations
       ---------------------

            A.    Three Months Ended June 30, 1995 Compared
                  -----------------------------------------
                  with Three Months Ended June 30, 1994
                  -------------------------------------

                  Total revenues increased to $1,726,540 for the three months ended June 30, 1995 from $776,295 for the three months ended June 30, 1994.

                  Profit from joint ventures increased to $332,263 for the three months ended June 30, 1995 from $139,521 for the three months ended June 30, 1994. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                  Profit for the three months ended June 30, 1995 includes a gain of approximately $250,000 from receiving cash distributions from Blowing Rock Outlet Partners ("Blowing Rock") in excess of the Company's carrying amount of its interest in such venture. The venture made a substantial cash distribution in April 1995 after refinancing its mortgage. Additionally, profit for such period includes a slight adjustment to the Company's share of gain from the sale of an apartment complex. The apartment project was sold by First Highpoint Limited Partnership ("First Highpoint") in February 1995. Profit for the three months ended June 30, 1994 included $12,473 from First Highpoint.

                  Notwithstanding improved operating results at the venture, the Company's share of income from Blowing Rock should be lower in future periods, due in part to the substantial increase in interest expense, as a result of refinancing the venture's mortgage debt from $3,757,828 to $6,550,000 in April 1995. Furthermore, the partnership agreement provides that the Company's share of income and cash flow would decline, once the Company recovered its entire capital contribution from certain events including the refinancing of the venture's debt. The Company received a distribution in excess of its capital contribution from the refinancing proceeds. The venture's cash flow, at current interest rates, was not impacted negatively because debt service for the new loan is approximately $4,000 less per month than the old loan. The old loan required principal amortization payments of $40,000 per month.

                  Although operating results continue to improve as the ventures mature, some variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur only every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant notwithstanding that a new tenant has been secured at a higher rent; etc.

                  Financial consulting fees increased to $290,000 for the three months ended June 30, 1995 from $175,000 for the three months ended June 30, 1994. The Company provides financial structuring advice to clients on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

                  Loan servicing fees decreased to $209,548 for the three months ended June 30, 1995 from $246,589 for the three months ended June 30, 1994. The decrease largely is attributable to a decline in the average size of the Company's mortgage servicing portfolio during the three months ended June 30, 1994 versus the three months ended June 30, 1995. Low interest rates in 1993 and early 1994 spurred a great number of mortgage refinancings. Even though interest rates began to rise sharply beginning in February 1994, many loan refinancings closed during the three months ended June 30, 1994 pursuant to pre-existing loan commitments. Furthermore, the Company's mortgage servicing portfolio decreased as a result of the bulk sale of approximately $25 million in mortgage servicing rights during the third quarter of 1994.

                  The Company was able to cushion the effect of the decline in servicing revenue with loan origination fees reflecting the increased level of new business completed by the Company. Most of the Company's loan originations [i.e., fixed rate mortgages underwritten in accordance with Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") standards] have an annual servicing fee of .0025% of the unamortized principal balance. Older loans, many of which have been refinanced, often have higher servicing fees.

                  Loan origination fees increased to $150,381 for the three months ended June 30, 1995 from $75,731 for the three months ended June 30, 1994.

                  The Company has taken significant steps to expand its origination activities. In late 1993, branch offices were opened in New Jersey and Delaware to expand the Company's retail origination capacity.

                  Interest income increased to $104,575 for the three months ended June 30, 1995 from $40,307 for the three months ended June 30, 1994, due in large part to a change in the way the Company funds mortgage loans originated for resale. In the three months ended June 30, 1994, the Company relied more heavily on its "warehouse facility" to fund such loans. Under the terms of the "warehouse facility," the Company foregoes both interest income on mortgage loans originated for resale and virtually all interest expense, since the provider of such facility earns interest income on the mortgage loans prior to completing the sale thereof to investors. In addition to utilizing the "warehouse facility," the Company funds mortgage loans originated for resale by borrowing from its "credit facility" or using its own cash. When either the "credit facility" or its own cash is used, the Company earns interest income on the mortgage loans until the time of completing the sale thereof to investors. The Company incurs interest expense when using the "credit facility." During the three months ended June 30, 1995, the Company relied more heavily on its own cash to fund mortgage loans originated for resale and earned interest on mortgages prior to completing the sale thereof to investors.

                  Investment income increased to $629,190 for the three months ended June 30, 1995 from $73,459 for the three months ended June 30, 1994. This category includes: net profit or loss from investing in futures, puts, calls, equities and other securities activities which included participation in an investment partnership in 1994.

                  Other income decreased to $10,583 for the three months ended June 30, 1995 from $25,688 for the three months ended June 30, 1994. This category consists primarily of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees.

                  Total expenses increased to $1,327,195 for the three months ended June 30, 1995 from $1,025,730 for the three months ended June 30, 1994.

                  Compensation and related costs increased to $822,990 for the three months ended June 30, 1995 from $574,726 for the three months ended June 30, 1994, due principally to the accrual of an incentive bonus relating to the profit from the Company's joint ventures and to higher commission payments to loan originators as a result of an increase in mortgage loan originations.

                  Occupancy costs increased to $124,733 for the three months ended June 30, 1995 from $95,940 for the three months ended June 30, 1994. This increase is due principally to a payment made when the Company exercised its right to cancel the lease on its executive offices, effective February 29, 1996. Management believes that it can procure executive offices on more favorable terms. The Company currently is reviewing space alternatives.

                  Amortization of mortgage service rights decreased to $97,867 for the three months ended June 30, 1995 from $114,816 for the three months ended June 30, 1994. The carrying amount of purchased servicing rights must be amortized over the period of the estimated, future net servicing income associated therewith. The Company reviews the carrying amount of each portfolio for possible impairment. If estimated future servicing costs exceed revenues, the Company will recognize a loss equal to any excess. Future amortization expense will be adjusted accordingly.

                  General and administrative expenses increased to $218,303 for the three months ended June 30, 1995 from $176,961 for the three months ended June 30, 1994, principally due to greater activity in the Company's loan origination area.

                  Professional fees decreased to $61,050 the three months ended June 30, 1995 from $74,008 for the three months ended June 30, 1994.

                  Interest expense was $2,252 for the three months ended June 30, 1995. Interest expense was a credit balance of $10,721 for the three months ended June 30, 1994 as a result of an accounting adjustment to an interest expense accrual in excess of actual interest expense incurred.

                  Interest expense is incurred in connection with the Company's mortgage banking activities.

                  On a pre-tax basis, the Company had a profit of $399,345 for the three months ended June 30, 1995 compared with a loss of $249,435 for the three months ended June 30, 1994. Provision for income taxes for the three months ended June 30, 1995 was $2,223 compared with a benefit of $1,123 for the three months ended June 30, 1994. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1994, the Company has net operating loss carryforwards aggregating approximately $11,400,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

                  The Company's net profit for the three months ended June 30, 1995 was $397,122 compared with a net loss of $248,312 for the three months ended June 30, 1994. On a per share basis, the profit was $.07 for the three months ended June 30, 1995, compared with a net loss of $(.04) for the three months ended June 30, 1994. Earnings or loss per share are based on the weighted average number of shares outstanding (5,953,195 for the three months ended June 30, 1995 and 6,005,495 for the three months ended June 30, 1994). The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation, because the effect of their inclusion would be not be dilutive.

                  Six Months Ended June 30, 1995 Compared
                  ---------------------------------------
                  with Six Months Ended June 30, 1994
                  -----------------------------------

                  Total revenues increased to $3,548,431 for the six months ended June 30, 1995 from $1,843,527 for the six months ended June 30, 1994.

                  Profit from joint ventures increased to $1,779,872 for the six months ended June 30, 1995 from $280,900 for the six months ended June 30, 1993. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                  Profit for the six months ended June 30, 1995 includes the Company's share of gain from the sale of an apartment project by First Highpoint in February 1995. Such amount was approximately

                  $1,260,000. Profit for the six months ended June 30, 1994 included $35,845 representing the Company's share of income from First Highpoint's operations.

                  The Company realized a gain of approximately $250,000 from receiving cash distributions from Blowing Rock in excess of the Company's carrying amount of its interest in such venture. The venture made a substantial cash distribution in April 1995, after refinancing its mortgage.

                  Notwithstanding improved operating results at the venture, the Company's share of income from Blowing Rock should be lower in future periods, due in part to the substantial increase in interest expense, as a result of refinancing the venture's mortgage debt from $3,757,828 to $6,550,000 in April 1995. Furthermore, the partnership agreement provides that the Company's share of income and cash flow would decline, once the Company recovered its entire capital contribution from certain events including the refinancing of the venture's debt. The Company received a distribution in excess of its capital contribution from the refinancing proceeds. The venture's cash flow, at current interest rates, was not impacted negatively because debt service for the new loan is approximately $4,000 less per month than the old loan. The old loan required principal amortization payments of $40,000 per month.

                  Although operating results continue to improve as the ventures mature, some variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur only every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant notwithstanding that a new tenant has been secured at a higher rent; etc.

                  Financial consulting fees decreased to $290,000 for the six months ended June 30, 1995 from $355,500 for the six months ended June 30, 1994. The Company provides financial structuring advice to clients on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

                  Loan servicing fees decreased to $427,801 for the six months ended June 30, 1995 from $501,102 for the six months ended June 30, 1994. This decrease is largely attributable to a decline in the average size of the Company's mortgage servicing portfolio during the six months ended June 30, 1994 versus the six months ended June 30, 1995. The Company's mortgage servicing portfolio was impacted negatively by a high level of prepayments. Low interest rates in 1993 and early 1994 spurred a great number of mortgage refinancings. Even though interest rates began to rise sharply beginning in February 1994, many loan refinancings closed after such time at lower rates pursuant to pre-existing loan commitments. Furthermore, the Company's mortgage servicing portfolio decreased as a result of the bulk sale of approximately $25 million in mortgage servicing rights during the third quarter of 1994.

                  The Company was able to cushion the effect of the decline in servicing revenue with loan origination fees reflecting the high level of refinancings completed by the Company. Most of the Company's new loan originations [i.e., fixed rate mortgages underwritten in accordance with FNMA or FHLMC standards] have an annual servicing fee of .0025% of the unamortized principal balance. Older loans, many of which have been refinanced, often have higher servicing fees.

                  Loan origination fees increased to $231,723 for the six months ended June 30, 1995 from $196,032 for the six months ended June 30, 1995.

                  The Company has taken significant steps to expand its origination activities. In late 1993, branch offices were opened in New Jersey and Delaware to expand the Company's retail origination capacity.

                  Interest income increased to $160,838 for the six months ended June 30, 1995 from $87,934 for the six months ended June 30, 1994, due in large part to a change in the way the Company funds mortgage loans originated for resale. In the six months ended June 30, 1994, the Company relied more heavily on its "warehouse facility" to fund such loans. Under the terms of the "warehouse facility," the Company foregoes both interest income on mortgage loans originated for resale and virtually all interest expense, since the provider of such facility earns interest income on the mortgage loans prior to completing the sale thereof to investors. In addition to utilizing the "warehouse facility," the Company funds mortgage loans originated for resale by borrowing from its "credit facility" or using its own cash. When either the "credit facility" or its own cash is used, the Company earns interest income on the mortgage loans until the time of completing the sale thereof to investors. The Company incurs interest expense when using the "credit facility." During the six months ended June 30, 1995, the Company relied more heavily on its own cash to fund mortgage loans originated for resale and earned interest on mortgages prior to completing the sale thereof to investors.

                  Investment income increased to $631,310 for the six months ended June 30, 1995 from $365,413 for the six months ended June 30, 1994. This category includes: (1) net profit or loss from investing in futures, puts, calls, equities and other securities activities including participation in an investment partnership; (2) receipts pursuant to a settlement agreement on a receivable which had been fully reserved in a prior period; and (3) the value of stock in a public company received in payment of certain contingent consideration pursuant to the terms of the sale of the Company's interest in a joint venture in 1992.

                  Other income decreased to $26,887 for the six months ended June 30, 1995 from $56,646 for the six months ended June 30, 1994. This category consists primarily of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees.

                  Total expenses increased to $2,264,561 for the six months ended June 30, 1995 from $2,108,592 for the six months ended June 30, 1994.

                  Compensation and related costs increased to $1,337,046 for the six months ended June 30, 1995 from $1,170,912 for the six months ended June 30, 1994. The increase is due principally to the accrual of an incentive bonus relating to the profit from the Company's joint ventures and to higher commission payments to loan originators as a result of an increase in mortgage loan originations.

                  Occupancy costs increased to $223,252 for the six months ended June 30, 1995 from $189,167 for the six months ended June 30, 1994. This increase is due principally to a payment made when the Company exercised its right to cancel the lease on its executive offices, effective February 29, 1996. Management believes that it can procure executive offices on more favorable terms. The Company currently is reviewing space alternatives.

                  Amortization of mortgage service rights decreased to $198,169 for the six months ended June 30, 1995 from $259,507 for the six months ended June 30, 1994. The carrying amount of purchased servicing rights must be amortized over the period of the estimated, future net servicing income associated therewith. The Company reviews the carrying amount of each portfolio for possible impairment. If estimated future servicing costs exceed revenues, the Company will recognize a loss equal to any excess. Future amortization expense will be adjusted accordingly.

                  General and administrative expenses increased to $395,450 for the six months ended June 30, 1995 from $362,797 for the six months ended June 30, 1994. This increase was due principally to higher expenses incurred in connection with the Company's loan origination area and an increase in insurance coverage.

                  Professional fees decreased to $106,698 for the six months ended June 30, 1995 from $111,008 for the six months ended June 30, 1994.

                  Interest expense decreased to $3,946 for the six months ended June 30, 1995 from $15,201 for the six months ended June 30, 1994. Interest expense is incurred in connection with the Company's mortgage banking activities.

                  On a pre-tax basis, the Company had a profit of $1,283,870 for the six months ended June 30, 1995 compared with a loss of $265,065 for the six months ended June 30, 1994. Provision for income taxes for the six months ended June 30, 1995 was $60,132 compared with $33,005 for the six months ended June 30, 1994. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1994, the Company has net operating loss carryforwards aggregating approximately $11,400,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2008.

                  The Company's net profit for the six months ended June 30, 1995 was $1,223,738 compared with a net loss of $298,070 for the six months ended June 30,

                  1994. On a per share basis, net profit was $.21 for the six months ended June 30, 1995, compared with a net loss of $(.05) for the six months ended June 30, 1994. Earnings or loss per share are based on the weighted average number of shares outstanding (5,955,241 for the six months ended June 30, 1995 and 6,005,495 for the six months ended June 30, 1994). The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation, because the effect of their inclusion would not be dilutive.

            B.    Liquidity and Capital Resources
                  -------------------------------

                  Management of the Company believes that funds generated from operations, its credit and warehouse facilities, working capital line and cash distributions from joint ventures, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. A significant portion of the Company's assets are readily convertible into cash.

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

                  The Company's primary financing needs are in its mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts from a $2 million "credit facility" maintained with a savings bank. After funding an individual loan, the Company can replenish its cash position or available borrowing capacity under the credit facility by utilizing a separate, $10 million mortgage "warehouse facility." The Company can draw down up to 98% of the face amount of an individual mortgage loan from the "warehouse facility." This facility is replenished from the purchase price paid by the investor who had committed to purchase such loan.

                  The Company also has a $350,000 revolving credit line with the bank which provides the "warehouse facility." This line carries interest at prime plus 1%. It can be used only in connection with the Company's mortgage banking activities.

                  Sales of mortgage servicing rights among mortgage servicers is rather routine. Prices that servicers are willing to pay for the same package may vary, due to various factors including the potential purchaser's internal cost of servicing each loan, access to capital, cost of capital, prepayment assumptions and opportunities for cross-selling other products to mortgagors.

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

                  In April 1993, one of the Company's real estate joint ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a short-term, variable rate loan into a four-year, fixed rate loan. Interest is payable at 8.5% per annum. The lender charged an extension fee which was paid as follows: (1) $15,000 at the time the extension was consummated; (2) $15,000 on April 1, 1994; and $33,818 (an amount equal to the product of the outstanding principal balance $4,609,079 multiplied by .0075) on April 1, 1995. Regular amortization is determined on a 20-year schedule for the first year and then on a 15-year self-liquidating basis. Additional amortization payments equal to 25% of "excess cash flow" were paid during the second 12-month period. Thereafter, 50% of "excess cash flow" is due as additional amortization. The loan matures on April 1, 1997.

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

                  Prior to the distribution of the net proceeds from refinancing, the Company received a preferred return equal to 10% of its original capital contribution. Distributions from sales or refinancing proceeds were to be applied, pursuant to the partnership agreement, first to the Company to pay any preferred return due and then in an amount equal to the Company's original capital contribution. The Company received 55% of cash distributions in excess of the preferred return. Since the Company recovered its entire original capital contribution, it will no longer receive a preferred return.
                  If the project is sold or refinanced in the future, the Company will receive 70% of distributable net proceeds.

                  Although the venture's outstanding debt was increased substantially, at current interest rates, monthly debt service decreased slightly because the old loan required monthly principal payments of $40,000 through its maturity in July 1995. In addition to principal and interest payments, debt service for the new loan includes contributions to various reserve accounts. The funds from such reserve accounts may be used, in accordance with the loan agreement, to offset future expenses, if any, for structural repairs, tenant improvements, leasing commissions, and interest expense.

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

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of June 30, 1995.

                  The Company is a defendant in various lawsuits. Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

                                    PART II

                               OTHER INFORMATION

       Item 1.  LEGAL PROCEEDINGS.

                  The Multi-District Litigation ("MDL"), MDL No. 739, U.S.
                  --------------------------------------------------------
                  District Court for the Eastern District of Pennsylvania
                  -------------------------------------------------------

                  In May 1995, the Court preliminarily approved the proposed settlement agreement and directed that notice of the proposed settlement be sent to the class members. A hearing is scheduled for August 9, 1995 to determine whether the Court will give final approval to the proposed settlement.

                  Eddie Jo Hurley and All Others Similarly Situated v. Citizens
                  -------------------------------------------------------------
                  Mortgage Service Company, N.Y. Supreme Court (Monroe County)
                  ------------------------
                  (Index No. 9862/93)

                  In July 1995, counsel for the respective parties entered into a proposed settlement. On July 28, 1995, the Court preliminarily approved the proposed settlement agreement and directed that notice of proposed settlement be sent to the class members. A hearing is scheduled for October 20, 1995 to determine whether the Court will give final approval to the proposed settlement.

                  Joseph B. Gould Trust v. Premier Bank of Louisiana, et. al,
                  ----------------------------------------------------------
                  U.S. District Court, District of CO, Civil Action No. 94-M-
                  2464

                  In June 1995, the plaintiff filed an amended complaint to include the Company in this lawsuit against multiple defendants. Plaintiff maintains that it had purchased certain bonds issued by the Industrial Development Board of the Metropolitan Government of Nashville and Davidson County for the Woodlands Apartment Complex underwritten by certain underwriters, including the Company, in December 1985. Such bonds purportedly were purchased in a secondary market transaction in August 1991. Plaintiff asserts that the Internal Revenue Service (the "IRS") notified it that the bonds were taxable. Plaintiff maintains that it paid the IRS $15,414.26 for additional tax and interest relating to its 1991 tax liability and $36,828 for additional tax relating to its 1993 tax liability. Plaintiff alleges it anticipates with reasonable certainty that the IRS will assess additional tax of $33,480 plus interest and penalties for 1992. Plaintiff is seeking actual and punitive damages, costs, attorney fees and other relief the Court deems just and proper.

                  Cross-claims and third party claims are pending against the Company. The Company believes that all claims in this action are without merit and will defend its position vigorously.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Stockholders of Helmstar Group, Inc. was held on June 7, 1995 at the offices of Richard A. Eisner & Company, 575 Madison Avenue, New York, New York. 5,058,837 votes were present at the meeting either personally or by proxy. The results of the matters submitted to a vote of stockholders at the Annual Meeting were as follows:

                  (a)  Election of Directors
                       ---------------------

                       George W. Benoit was reelected as director for a term of three years. 5,050,741 shares were voted for the reelection of Mr. Benoit, 800 shares were voted against his reelection and 7,296 shares abstained. Joseph G. Anastasi, Roger J. Burns, Charles W. Currie and James J. Murtha continued their terms of office as directors after the meeting.

                  (b)  Appointment of Auditors
                       -----------------------

                       The appointment of Richard A. Eisner & Company as independent public accountants to audit the Company's 1995 financial statements was ratified at the Annual Meeting. 5,052,287 shares were voted in favor of the proposal, 1,550 shares were voted against it, and 5,000 shares abstained.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibits: A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) on page 7 of this Form 10-QSB.

                       Exhibit 27 - Financial Date Schedule -- See below.

                  (b)  Reports on Form 8-K:

                        -- The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HELMSTAR GROUP, INC.



                                         s/ George W. Benoit
                                      ---------------------------
       Date: August 9, 1995           George W. Benoit, Chairman of the Board of
                                      Directors, President, Chief Executive
                                      Officer



                                         s/ Roger J. Burns
                                      ---------------------------
       Date: August 9, 1995           Roger J. Burns, First Vice President,
                                      Chief Financial Officer