Form 10QSB
period 1995-09-30
HELMSTAR GROUP INC
filed 1995-11-14
CIK 795255

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB



     (Mark One)

      x   Quarterly report pursuant to Section 13 or 15(d) of the Securities
     ---
Exchange Act of 1934

     For the quarterly period ended   September 30, 1995
                                     -----------------------

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

Yes   X    No  __
      -

     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at October 31, 1995
           -----                    -------------------------------

Common stock - par value $.10                5,548,373 shares
-----------------------------                ----------------

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

     The results of operations for the three months and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                         Sept 30,    December 31,
                 ASSETS                    1995          1994
                                        -----------  ------------

Cash and cash equivalents............  $ 1,196,329    $   739,624
Marketable securities................      890,883        508,907
Joint ventures including advances....    1,465,513      3,675,971
Mortgage servicing rights - net of
  accumulated amortization of
  $1,585,173 in 1995 and $1,289,410
  in 1994............................    1,859,768      2,077,108
Other investments....................      734,979        397,126
Mortgage loans held for sale.........    1,751,203         30,000
Due for mortgage loans sold..........      155,449         54,554
Furniture, equipment and
  leasehold improvements - at cost,
  less accumulated depreciation and
  amortization of $348,576 in
  1995 and $316,507 in 1994..........      217,583        256,526
Other assets.........................      736,935        786,849
                                        ----------     ----------

     TOTAL...........................  $ 9,008,642    $ 8,526,665
                                        ==========     ==========

         LIABILITIES

Notes payable........................                 $   379,479
Accrued expenses and other
  liabilities........................  $ 1,111,715      1,510,946
                                        ----------     ----------

     Total liabilities...............    1,111,715      1,890,425
                                        ----------     ----------

    STOCKHOLDERS' EQUITY

Common stock - authorized
  10,000,000 shares, par value
  $.10; issued 6,749,600 shares......      674,960        674,960
Paid-in surplus......................   14,984,510     14,984,510
Unrealized gain on securities
  available for sale.................      355,635
(Deficit)............................   (5,214,468)    (6,504,307)
                                        ----------     ----------

     Total...........................   10,800,637      9,155,163

Less treasury stock, at cost -
  1,201,227 shares in 1995 and
  783,905 shares in 1994.............   (2,903,710)    (2,518,923)
                                        ----------     ----------

     Total stockholders' equity......    7,896,927      6,636,240
                                        ----------     ----------

     TOTAL...........................  $ 9,008,642    $ 8,526,665
                                        ==========     ==========

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Three Months Ended             Nine Months Ended
                                            Sept 30,                      Sept 30,
                                   -------------------------      -----------------------
                                         1995         1994             1995           1994
Revenues:
  Profit from joint ventures...... $   137,288   $  107,104      $ 1,917,160  $     388,004
  Financial consulting fees.......     170,000      100,000          460,000        455,500
  Loan servicing fees net of
     guarantor fees...............     213,793      229,871          641,594        730,973
  Loan origination fees...........     151,421       63,116          383,144        259,148
  Interest income.................     118,208       37,040          279,066        124,974
  Investment income...............      60,547     (127,380)         691,857        238,033
  Other income....................     226,132      116,287          263,589        172,933
                                    ----------    ---------       ----------     ----------

     Total Revenues...............   1,077,389      526,038        4,636,410      2,369,565
                                    ----------    ---------       ----------     ----------


Expenses:
  Compensation and related costs..     604,401      480,269        1,941,447      1,651,181
  Occupancy cost..................      96,930       95,569          320,182        284,736
  Amortization of mortgage
     servicing rights.............      97,594      105,488          295,763        364,995
  General and administrative......     189,474      141,129          584,924        503,926
  Professional fees and
     litigation expenses..........      19,929       57,297          137,127        168,305
  Interest........................       1,160        6,584            5,106         21,785
                                    ----------    ---------       ----------     ----------

     Total Expenses...............   1,009,488      886,336        3,284,549      2,994,928
                                    ----------    ---------       ----------     ----------

Profit (loss) before taxes........      67,901     (360,298)       1,351,861       (625,363)

Income tax (benefit)..............      1,800       (13,110)          62,022         19,895
                                    ---------     ---------       ----------     ----------


NET PROFIT (LOSS)................. $   66,101    $ (347,188)     $ 1,289,839  $    (645,258)
                                    =========     =========       ==========     ==========




Net profit (loss)
  per common share................     $  .01       $  (.06)          $  .22        $  (.11)
                                       ======        =======          ======        =======

Weighted average number of
  common shares outstanding.......  5,808,254     6,005,495        5,906,025      6,005,495
                                    =========     =========        =========     ==========



     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                    HELMSTAR GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                 Nine months Ended
                                                                   September 30,
                                                             -------------------------
                                                                   1995         1994
Cash flows from operating activities:
 Net income (loss)........................................  $ 1,289,839   $ (645,258)
 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization...........................      367,270      435,141
  Unrealized (gain) on joint ventures
 and other investments....................................     (623,111)    (292,515)
  (Gain) on sale or disposal of investments...............   (1,276,267)    (115,898)
  (Gain) on sale of mortgage rights.......................                   (93,873)
  Loss on sale of fixed assets............................        1,912
  Changes in operating assets and liabilities:
 (Increase) decrease in mortgage loans held for sale......   (1,721,203)     533,450
 (Increase) decrease in due for mortgage loans sold.......     (100,895)     249,562
 Decrease (increase) in other assets......................       24,208     (246,409)
 (Decrease) in accrued expenses...........................     (399,231)    (417,005)
                                                             ----------    ---------

Net cash provided by (used in) operating activities.......   (2,437,478)    (592,805)
                                                             ----------    ---------

Cash flows from investing activities:
 (Purchase) sale of investment securities - net:
  U.S. Government obligations.............................     (381,976)     246,237
 Purchase of interest in joint venture....................                      (500)
 Distributions from joint ventures and other investments..    2,445,996      244,519
 Purchase of mortgage servicing rights....................      (78,423)    (133,706)
 Proceeds from the sale of joint ventures.................    1,681,622
 Proceeds from the sale of mortgage servicing rights......                   320,994
 Proceeds from the sale or disposal of fixed assets.......        8,752
 Purchase of fixed assets.................................      (17,522)     (25,408)
                                                             ----------    ---------

Net cash provided by (used in) investing activities.......    3,658,449      652,136
                                                             ----------    ---------

Cash flows from financing activities:
 Repayment of short term borrowings - net:................     (379,479)    (527,853)
 Purchase of treasury stock...............................     (384,787)         (81)
                                                             ----------    ---------

Net cash provided by (used in) financing activities.......     (764,266)    (527,934)
                                                             ----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      456,705     (468,603)
Cash and cash equivalents at beginning of period..........      739,624      840,367
                                                             ----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $ 1,196,329   $  371,764
                                                             ==========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest................................................  $    59,116   $    6,584
  Taxes...................................................       10,693       19,255
 Non-cash increase in value of securities
    available for sale....................................      355,635

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

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.   JOINT VENTURES (continued)
     --------------

     Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                     Three Months Ended September 30,
                                    ----------------------------------
                                          1995              1994
                                    ----------------  ----------------

Rental income.....................  $    531,957         $    791,413
Operating expenses................        40,196             (203,414)
                                     -----------          -----------

Net operating income..............       491,761              587,999
Other income (expense)............      (399,201)            (465,769)
                                     -----------          -----------

Net income.......................   $     92,560         $    122,230
                                     ===========          ===========

Company's share of profit
 from joint ventures..............  $     81,380         $    107,104

Gain from receiving cash
 distributions in excess of
 the book value of the Company's
 interest in a joint venture......        55,908
                                     -----------          -----------

Profit from joint ventures........  $    137,288         $    107,104
                                     ===========          ===========


                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1995              1994
                                         ---------         ---------
Rental income.....................      $ 1,842,590       $ 2,377,754
Operating expenses................         (217,449)         (494,954)
                                         ----------        ----------

Net operating income..............        1,625,141         1,882,800
Other income (expense)............       (1,153,879)       (1,419,553)
                                         ----------        ----------

Net income........................      $   471,262       $   463,247
                                         ==========        ==========

Company's share of profit
 from joint ventures..............      $   343,300       $   388,004

Company's share of gain on sale
 of an apartment project..........        1,264,773

Gain from receiving cash
 distributions in excess of
 the book value of the Company's
 interest in a joint venture......          309,087
                                         ----------        ----------

Profit from joint ventures........      $ 1,917,160       $   388,004
                                         ==========        ==========

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.   JOINT VENTURES (continued)
     --------------


     Pro forma summary combined operating results of the joint ventures in which the Company is a co-venturer, excluding First Highpoint Limited Partnership, are as follows:

                                    Three Months Ended September 30,
                                   ----------------------------------
                                         1995              1994
                                      ---------          --------

Rental income....................      $   531,957       $   508,707
Operating expenses...............          (40,196)          (68,277)
                                        ----------        ----------

Net operating income.............          491,761           440,480
Other income (expense)...........         (399,201)         (334,047)
                                        ----------        ----------

Net income.......................      $    92,560       $   106,433
                                        ==========        ==========

Company's share of profit
 from joint ventures.............      $    81,380       $    91,307
                                        ==========        ==========


                                       Nine Months Ended September 30,
                                       -------------------------------
                                           1995              1994
                                         --------          --------
Rental income....................      $ 1,653,165       $ 1,538,102
Operating expenses...............         (110,980)         (112,205)
                                        ----------        ----------

Net operating income.............        1,542,185         1,425,897
Other income (expense)...........       (1,082,416)       (1,014,292)
                                        ----------        ----------

Net income.......................      $   459,769       $   411,605
                                        ==========        ==========

Company's share of profit
 from joint ventures.............      $   331,807       $   336,362
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

     For an update to the litigation described in the notes to the Company's financial statements included in its Form 10-KSB for the fiscal year ended December 31, 1994, which was filed with the SEC, see Item 1, "Legal Proceedings," on page 23 of this Form 10-QSB.

5.   SUBSEQUENT EVENT
     ----------------

     On November 6, 1995, the Company entered into an agreement to sell substantially all of its mortgage servicing rights for approximately $2.4 million. The closing is expected to occur in December 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations
         ---------------------

     A.  Three Months Ended September 30, 1995 Compared
         ----------------------------------------------
         with Three Months Ended September 30, 1994
         ------------------------------------------

         Total revenues increased to $1,077,389 for the three months ended September 30, 1995 from $526,038 for the three months ended September 30, 1994.

         Profit from joint ventures increased to $137,288 for the three months ended September 30, 1995 from $107,104 for the three months ended September 30, 1994. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. Profit for the three months ended September 30, 1994 included $15,797 from First Highpoint Limited Partnership ("First Highpoint"). Since First Highpoint sold its apartment complex in February 1995, the Company did not realize any profit or loss from such venture during the three months ended September 30, 1995. The Company's share of the gain from such sale was reflected in profit from joint ventures for the nine months ended September 30, 1995.

         Profit for the three months ended September 30, 1995 includes a gain of approximately $55,000 from receiving cash distributions from Blowing Rock Outlet Partners ("Blowing Rock") in excess of the Company's carrying amount of its interest in such venture.

         Notwithstanding improved operating results at the venture, the Company's share of income from Blowing Rock should be lower in future periods, due in part to the substantial increase in interest expense, as a result of refinancing the venture's mortgage debt from $3,757,828 to $6,550,000 in April 1995. Furthermore, the partnership agreement provides that the Company's share of income and cash flow would decline, once the Company recovered its entire capital contribution from certain events including the refinancing of the venture's debt. The Company received a distribution in excess of its capital contribution from the refinancing proceeds. The venture's cash flow, at current interest rates, was not impacted negatively because debt service on the new loan is lower than on the old loan. In addition to interest, the old loan required principal amortization payments of $40,000 per month.

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

         Financial consulting fees increased to $170,000 for the three months ended September 30, 1995 from $100,000 for the three months ended September 30, 1994. The Company provides financial structuring advice to clients on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

         Loan servicing fees decreased to $213,793 for the three months ended September 30, 1995 from $229,871 for the three months ended September 30, 1994. This decrease largely is attributable to a decline in the size of the Company's mortgage servicing portfolio as a result of an increase in prepayments spurred by lower interest rates.

         On November 6, 1995, the Company entered into an agreement to sell substantially all of its mortgage servicing rights for approximately $2.4 million. The closing is expected to occur in December 1995.

         The Company was able to cushion the effect of the decline in servicing revenue with loan origination fees reflecting the increased level of new originations completed by the Company. Most of the Company's loan originations [i.e., fixed rate mortgages underwritten in accordance with Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") standards] have an annual servicing fee of .0025% of the unamortized principal balance. Older loans, many of which have been refinanced, often have higher servicing fees.

         Loan origination fees increased to $151,421 for the three months ended September 30, 1995 from

         $63,116 for the three months ended September 30, 1994. The Company has taken significant steps to expand its origination business. This included opening branches in late 1993 and adding experienced originators. During mid-1994 until early 1995, many of the Company's competitors were scaling down origination departments, while the Company was enhancing its own. Recent declines in interest rates have improved the number of mortgage refinancings and housing sales. As a result of the steps taken to expand its origination business, the Company was poised to capture a larger share of an improving market.

         Interest income increased to $118,208 for the three months ended September 30, 1995 from $37,040 for the three months ended September 30, 1994, due in large part to a change in the way the Company funds mortgage loans originated for resale. In the three months ended September 30, 1994, the Company relied more heavily on its "warehouse facility" to fund such loans. Under the terms of the "warehouse facility," the Company foregoes both interest income on mortgage loans originated for resale and virtually all interest expense, since the provider of such facility earns interest income on the mortgage loans prior to completing the sale thereof to investors. In addition to utilizing the "warehouse facility," the Company funds mortgage loans originated for resale by borrowing from its "credit facility" or using its own cash. When either the "credit facility" or its own cash is used, the Company earns interest income on the mortgage loans until the time of completing the sale thereof to investors. The Company incurs interest expense when using the "credit facility." During the three months ended September 30, 1995, the Company relied more heavily on its own cash to fund mortgage loans originated for resale and earned interest on mortgages prior to completing the sale thereof to investors.

         Investment income increased to $60,547 for the three months ended September 30, 1995 from a negative $127,380 for the three months ended September 30, 1994. This category includes: net profit or loss from investing in futures, puts, calls, equities and other securities activities which included participation in an investment partnership in 1994.

         Other income increased to $226,132 for the three months ended September 30, 1995 from $116,287 for the three months ended September 30, 1994, principally as a result of the payment of an item which was previously considered uncollectible. This category also consists of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees.

         Total expenses increased to $1,009,488 for the three months ended September 30, 1995 from $886,336 for the three months ended September 30, 1994.

         Compensation and related costs increased to $604,401 for the three months ended September 30, 1995 from $480,269 for the three months ended September 30, 1994, due in large part to higher commission payments to loan originators and hiring additional processing staff as a result of the increase in mortgage loan originations.

         Occupancy costs increased slightly to $96,930 for the three months ended September 30, 1995 from $95,569 for the three months ended September 30, 1994.

         Amortization of mortgage service rights decreased to $97,594 for the three months ended September 30, 1995 from $105,488 for the three months ended September 30, 1994. The carrying amount of purchased servicing rights must be amortized over the period of the estimated, future net servicing income associated therewith. The Company reviews the carrying amount of each portfolio for possible impairment. If estimated future servicing costs exceed revenues, the Company will recognize a loss equal to any excess. Future amortization expense will be adjusted accordingly.

         General and administrative expenses increased to $189,474 for the three months ended September 30, 1995 from $141,129 for the three months ended September 30, 1994, due in part to greater activity in the Company's loan origination business.

         Professional fees decreased to $19,929 the three months ended September 30, 1995 from $57,297 for the three months ended September 30, 1994, reflecting a decline in the level of activity in various litigations in which the Company is involved.

         Interest expense decreased to $1,160 for the three months ended September 30, 1995 from $6,584 for the three months ended September 30, 1994. Interest expense is incurred in connection with the Company's mortgage banking activities.

         On a pre-tax basis, the Company had a profit of $67,901 for the three months ended September 30, 1995 compared with a loss of $360,2980 for the three months ended September 30, 1994. Provision for income taxes for the three months ended September 30, 1995 was $1,800 compared with a benefit of $13,110 for the three months ended September 30, 1994. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1994, the Company has net operating loss carryforwards aggregating approximately $11,400,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

         The Company's net income for the three months ended September 30, 1995 was $66,101 compared with a net loss of $347,188 for the three months ended September 30, 1994. On a per share basis, the profit was $.01 for the three months ended September 30, 1995, compared with a net loss of $(.06) for the three months ended September 30, 1994. Earnings or loss per share are based on the weighted average number of shares outstanding (5,808,254 for the three months ended September 30, 1995 and 6,005,495 for the three months ended September 30, 1994). The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation, because the effect of their inclusion would be not be dilutive.

         Nine months Ended September 30, 1995 Compared
         ---------------------------------------------
         with Nine months Ended September 30, 1994
         -----------------------------------------

         Total revenues increased to $4,636,410 for the nine months ended September 30, 1995 from $2,369,565 for the nine months ended September 30, 1994.

         Profit from joint ventures increased to $1,917,160 for the nine months ended September 30, 1995 from $388,004 for the nine months ended September 30, 1994. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

         Profit for the nine months ended September 30, 1995 includes the Company's share of gain from the sale of an apartment project by First Highpoint in February 1995. Such amount was approximately $1,260,000. The Company's share of income from First Highpoint's operations for the nine months ended September 30, 1995 were $11,493 compared with $51,642 for the nine months ended September 30, 1994.

         The Company realized a gain of approximately $310,000 from receiving cash distributions from Blowing Rock in excess of the Company's carrying amount of its interest in such venture. The venture made a substantial cash distribution in April 1995, after refinancing its mortgage.

         Notwithstanding improved operating results at the venture, the Company's share of income from Blowing Rock should be lower in future periods, due in part to the substantial increase in interest expense, as a result of refinancing the venture's mortgage debt from $3,757,828 to $6,550,000 in April 1995. Furthermore, the partnership agreement provides that the Company's share of income and cash flow would decline, once the Company recovered its entire capital contribution from certain events including the refinancing of the venture's debt. The Company received a distribution in excess of its capital contribution from the refinancing proceeds. The venture's cash flow, at current interest rates, was not impacted negatively because debt service on the new loan is lower than on the old loan. In addition to interest, the old loan required principal amortization payments of $40,000 per month.

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

         Financial consulting fees increased to $460,000 for the nine months ended September 30, 1995 from $455,500 for the nine months ended September 30, 1994. The Company provides financial structuring advice to clients on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

         Loan servicing fees decreased to $641,594 for the nine months ended September 30, 1995 from $730,973 for the nine months ended September 30, 1994. This decrease is largely attributable to a decline in the average size of the Company's mortgage servicing portfolio during the nine months ended September 30, 1995 versus the nine months ended September 30, 1994. The Company's mortgage servicing portfolio was impacted negatively by a high level of prepayments. Lower interest rates in 1993, early 1994 and mid-1995 spurred a great number of mortgage refinancings. Furthermore, the Company's mortgage servicing portfolio decreased as a result of the bulk sale of approximately $25 million in mortgage servicing rights during the third quarter of 1994.

         On November 6, 1995, the Company entered into an agreement to sell substantially all of its mortgage servicing rights for approximately $2.4 million. The closing is expected to occur in December 1995.

         The Company was able to cushion the effect of the decline in servicing revenue with loan origination fees reflecting the increased level of new originations completed by the Company. Most of the Company's new loan originations [i.e., fixed rate mortgages underwritten in accordance with FNMA or FHLMC standards] have an annual servicing fee of .0025% of the unamortized principal balance. Older loans, many of which have been refinanced, often have higher servicing fees.

         Loan origination fees increased to $383,144 for the nine months ended September 30, 1995 from $259,148 for the nine months ended September 30, 1995. The Company has taken significant steps to expand its origination business. This included opening branches in late 1993 and adding experienced originators. During mid-1994 until early 1995, many of the Company's competitors were scaling down origination departments, while the Company was enhancing its own. Recent declines in interest rates have improved the number of mortgage refinancings and housing sales. As a result of the steps taken to expand its origination business, the Company was poised to capture a larger share of an improving market.

         Interest income increased to $279,066 for the nine months ended September 30, 1995 from $124,974 for the nine months ended September 30, 1994, due in large part to a change in the way the Company funds mortgage loans originated for resale. In the nine months ended September 30, 1994, the Company relied more heavily on its "warehouse facility" to fund such loans. Under the terms of the "warehouse facility," the Company foregoes both interest income on mortgage loans originated for resale and virtually all interest expense, since the provider of such facility earns interest income on the mortgage loans prior to completing the sale thereof to investors. In addition to utilizing the "warehouse facility," the Company funds mortgage loans originated for resale by borrowing from its "credit facility" or using its own cash. When either the "credit facility" or its own cash is used, the Company earns interest income on the mortgage loans until the time of completing the sale thereof to investors. The Company incurs interest expense when using the "credit facility." During the nine months ended September 30, 1995, the Company relied more heavily on its own cash to fund mortgage loans originated for resale and earned interest on mortgages prior to completing the sale thereof to investors.

         Investment income increased to $691,857 for the nine months ended September 30, 1995 from $238,033 for the nine months ended September 30, 1994. This category includes: (1) net profit or loss from investing in futures, puts, calls, equities and other securities activities including participation in an investment partnership; (2) receipts pursuant to a settlement agreement on a receivable which had been fully reserved in a prior period; and (3) the value of stock in a public company received in payment of certain contingent consideration pursuant to the terms of the sale of the Company's interest in a joint venture in 1992.

         Other income increased to $263,589 for the nine months ended September 30, 1995 from $172,933 for the nine months ended
         September 30, 1994, principally as a result of the collection of an item which was previously considered uncollectible.
         This category also consists of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees.

         Total expenses increased to $3,284,549 for the nine months ended September 30, 1995 from $2,994,928 for the nine months ended September 30, 1994.

         Compensation and related costs increased to $1,941,447 for the nine months ended September 30, 1995 from $1,651,181 for the nine months ended September 30, 1994. The increase is due principally to the accrual of an incentive bonus relating to the profit from the Company's joint ventures and to higher commission payments to loan originators and hiring additional processing staff as a result of the increase in mortgage loan originations.

         Occupancy costs increased to $320,182 for the nine months ended September 30, 1995 from $284,736 for the nine months ended September 30, 1994. This increase is due principally to a payment made when the Company exercised its right to cancel the lease on its executive offices, effective February 29, 1996. Management believes that it can procure executive offices on more favorable terms. The Company currently is reviewing space alternatives.

         Amortization of mortgage service rights decreased to $295,763 for the nine months ended September 30, 1995 from $364,995 for the nine months ended September 30, 1994. The carrying amount of purchased servicing rights must be amortized over the period of the estimated, future net servicing income associated therewith. The Company reviews the carrying amount of each portfolio for possible impairment. If estimated future servicing costs exceed revenues, the Company will recognize a loss equal to any excess. Future amortization expense will be adjusted accordingly.

         General and administrative expenses increased to $584,924 for the nine months ended September 30, 1995 from $503,926 for the nine months ended September 30, 1994. This increase was due principally to greater activity in the Company's loan origination business and an increase in insurance coverage.

         Professional fees decreased to $137,127 for the nine months ended September 30, 1995 from $168,305 for the nine months ended September 30, 1994, reflecting a decline in the level of activity in various litigations in which the Company is involved.

         Interest expense decreased to $5,106 for the nine months ended September 30, 1995 from $21,785 for the nine months ended September 30, 1994, principally as a result of greater utilization of its own cash and the "warehouse facility" in funding loans originated for resale.


         On a pre-tax basis, the Company had a profit of $1,351,861 for the nine months ended September 30, 1995 compared with a loss of $625,363 for the nine months ended September 30, 1994. Provision for income taxes for the nine months ended September 30, 1995 was $62,022 compared with $19,895 for the nine months ended September 30, 1994. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1994, the Company has net operating loss carryforwards aggregating approximately $11,400,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2008.

         The Company's net income for the nine months ended September 30, 1995 was $1,289,839 compared with a net loss of $645,258 for the nine months ended September 30, 1994. On a per share basis, net profit was $.22 for the nine months ended September 30, 1995 compared with a net loss of $(.11) for the nine months ended September 30, 1994. Earnings or loss per share are based on the weighted average number of shares outstanding (5,906,025 for the nine months ended September 30, 1995 and 6,005,495 for the nine months ended September 30, 1994). The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation, because the effect of their inclusion would not be dilutive.

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

         On November 6, 1995, the Company entered into an agreement to sell substantially all of its mortgage servicing rights.

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

         In April 1995, the Company's other real estate joint venture refinanced the mortgage loan on its project. The principal amount of the new, nonrecourse loan is $6,550,000; the interest rate equals Citibank's six-month LIBOR rate plus 3.10% and the interest rate resets each September and March; the maximum interest rate is 13.5375%; principal amortization is based on a 25-year schedule; and the loan matures on May 1, 2992. The current interest rate through February 29, 1996 is 9.0063%. The interest rate had been 9.5375% through August 31, 1995. The principal balance of the refinanced loan was $3,757,828. The proceeds from refinancing, net of expenses including points, fees, title insurance, escrows, etc., was approximately $2.5 million. The Company received a distribution from the joint venture of approximately $2.2 million.

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

         While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of September 30, 1995.

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

                                    PART II

                               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         The Multi-District Litigation ("MDL"), MDL No. 739, U.S.
         --------------------------------------------------------
         District Court for the Eastern District of Pennsylvania
         -------------------------------------------------------

         On August 9, 1995, the Court approved a class-wide settlement agreement of claims asserted in six separate lawsuits.

         Eddie Jo Hurley and All Others Similarly Situated v. Citizens Mortgage
         ----------------------------------------------------------------------
         Service Company, N.Y. Supreme Court (Monroe County) (Index No. 9862/93)
         ----------------

         On October 20, 1995 the Court approved a class-wide settlement agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) on page 7 of this Form 10-QSB.

              Exhibit 27 - Financial Data Schedule -- See below.

         (b)  Reports on Form 8-K:

              -- August 11, 1995, Press Release announcing that the U.S. District Court for the Eastern District of Pennsylvania had approved a class-wide settlement agreement of six separate class action lawsuits.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HELMSTAR GROUP, INC.



                                                     /s/ George W. Benoit
                                                ---------------------------
Date: November 14, 1995                         George W. Benoit, Chairman of
                                                the Board of Directors,
                                                President, Chief Executive
                                                Officer



                                                     /s/ Roger J. Burns
                                                ---------------------------
Date: November 14, 1995                         Roger J. Burns, First Vice
                                                President, Chief Financial
                                                Officer