Form 10KSB
period 1995-12-31
HELMSTAR GROUP INC
filed 1996-04-01
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)

     [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934  (Fee required)


         For the fiscal year ended   December 31, 1995
                                    -------------------

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 (No fee required)

         For the transition period from __________ to __________

         Commission file number l-9224
                                ------


                              HELMSTAR GROUP, INC.
- - --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                               13-2689850
- - -----------------------------------------    ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)
- - --------------------------------------------------------------------------------
        2 World Trade Center, Suite 2112, New York, N.Y.           10048
        ------------------------------------------------           -----
            (Address of Principal Executive Offices)            (Zip Code)

                                  212-775-0400
- - --------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                       -----------------------

    Common stock - par value $.10                   American Stock Exchange
- - ---------------------------------                   -----------------------

         Securities registered under Section 12(g) of the Exchange Act:

                                   None
- - --------------------------------------------------------------------------------
                             (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No [  ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's   revenues  for  1995,  its  most  recent  fiscal  year,  were
$6,202,459.

         As of February 29, 1996, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,712,672.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at February 29, 1996

Common stock - par value $.10                5,546,373 shares
- - -----------------------------                ----------------

                DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form l0-KSB incorporates by reference from the issuer's definitive proxy statement for the annual meeting of stockholders to be held on June 5, l996.

                                     PART I

Item l.  Description of Business.

                  Background and History

                           Helmstar   Group,   Inc.,   ("Group"),   through  its
                  subsidiaries (collectively referred to as the "Company" unless the context requires otherwise), is engaged in merchant banking and mortgage banking. During 1995, the Company commenced a business to arrange viatical settlements.

                  Merchant Banking - General

                  Joint Venture Criteria

                           Since  1988,  the  Company  has  engaged in  merchant
                  banking  activities  primarily  concentrating  on real  estate projects and real estate-related services companies. The Company seeks projects that offer strong upside potential because of high short-term risk, albeit manageable risk, and financial leverage. Although real estate development, rehabilitation or "value-added" transactions are of primary interest, the Company will consider most industries with the exception of those requiring a highly specialized scientific analysis.

                           The   Company's   exacting   standards  of  selecting
                  ventures and co-venturers are directed toward middle-market oriented activities. Co-venturers must be thoroughly experienced and financially stable, as well as having a demonstrated track record in the particular business activity. Talented co-venturers are expected to execute each venture's day-to-day management plan developed through the combined efforts of the Company and the co-venturers.

                           The Company does not intend to take excessive risk in
                  its joint venture activities either through a single venture or a series of interdependent ventures which result in excessive risk when taken in the aggregate. The Company intends to consider the risks of any potential undertaking independently as well as how the risks of the proposed venture impact on the Company in light of its other ventures. This risk evaluation is based on a facts and circumstances analysis at the time the feasibility of a potential joint venture is being evaluated. Facts and circumstances are subject to change over time. Accordingly, the Company has established flexible criteria in selecting its venture activities to meet changing market conditions.

                           The Company plans to limit its equity infusion in any
                  single transaction to a maximum of $3 million. Also, a predetermined exit strategy is paramount. The holding period for a particular venture will be based on facts and circumstances, including maximizing the Company's potential return and other opportunities available at the time of a possible disposition.

                           Beginning in 1990,  drawing on its experience in real
                  estate project finance, the Company began to offer financial consulting services to clients on a fee basis. This permits the Company to increase its revenue by utilizing its merchant banking expertise without deploying a significant amount of capital. The Company's primary focus in this area has been assisting clients in realizing lower cost of capital through creative financial structuring. This business is transaction oriented, and potential revenue therefrom is subject to wide variation. During 1995, 1994, 1993 and 1992 approximately 12%, 20%, 8% and 19% of the Company's total revenues in each year were realized in connection with providing financial consulting services to a single financial institution in several transactions.

                           The joint ventures in which the Company  participates
                  are described below:

                           1.  Shopping Center - Blowing Rock, N.C.

                           In August 1988, the Company, through its wholly-owned
                  subsidiary, Burrows, Hayes Company, Inc. ("Burrows"), funded $1,450,000 for a 50% voting interest and a majority financial interest in a general partnership which in turn acquired a 50% voting interest and a majority financial interest in a second general partnership that developed and now operates a manufacturers outlet center consisting of approximately 98,000 net rentable square feet in Blowing Rock, North Carolina.

                           In March 1992,  Burrows purchased the entire interest
                  of the other partner in the first general partnership for $245,000. Accordingly, the first partnership was dissolved, and Burrows now is a partner in the project partnership.

                           This  project  opened  in May 1989  and is  currently
                  96.39% leased. It is expected that the center will be 100% leased in the near future. A small amount of surplus land remains for potential development in the future. An affiliate of Burrows' co-venturer is responsible for the day-to-day property management function. This entity also acts as leasing broker for the partnership. The partnership does not have any employees.

                           2.  Mortgage Unemployment Insurance

                           In   December   1988,   the   Company   through   its
                  wholly-owned subsidiary, Dover, Sussex Company, Inc. ("Dover"), purchased a 50% interest in Morgard, Inc. for $300,000. Morgard developed a mortgage unemployment insurance product to cover a homeowner's mortgage payments during periods of involuntary unemployment.

                           In March  1992,  Dover  sold its entire  interest  in
                  Morgard to SCOR U.S. Corporation, the shares of which were listed on the New York Stock Exchange, for a combination of cash, common stock of SCOR and the right to receive additional consideration based on the future performance of Morgard. In addition, Dover, agreed not to compete with Morgard for a three-year period. The gain on the sale was approximately $1.2 million. In 1994, the Company received additional SCOR shares having a fair market value of $115,000 at the time of receipt. The Company may receive additional consideration based on the financial results of Morgard, Inc. through 1999. In December 1995, the Company tendered its entire interest in SCOR U.S. Corporation when such corporation went private.

                           3.  Apartment Complex - Plano, TX

                           In April 1989, the Company  through its  wholly-owned
                  subsidiary, Shaw Realty Company, Inc. ("Shaw"), acquired a 50% voting interest and a majority financial interest in a general partnership formed to acquire 120 condominium units of a total of 140 units in an apartment complex located in Plano, Texas. Shaw's capital contribution was $1,050,000 During November 1989, Shaw transferred its partnership interest to Randel, Palmer & Co., Inc. ("Randel"), another wholly-owned subsidiary of the Company.

                           The  partnership  acquired  these units from a thrift
                  which had converted the property to a condominium project following the default of the previous owner. An affiliate of one of the co-venturers assumed the day-to-day property management function for the project, and the partnership implemented an aggressive management and leasing program. Due to the success of these efforts, the project was turned around.

                           In 1991, the partnership acquired the 20 units it had
                  not owned previously and terminated the condominium regime. Also in 1991, the partnership was restructured as a limited partnership with Randel retaining the same economic interest it had as a general partner. Although Randel converted its interest to a limited partner, it retained a 50% voting interest in all significant and/or major decisions.

                           In February 1995, the project was sold. Approximately
                  $1.6 million was distributed to Randel as its share of the sales proceeds. Randel's gain was approximately $1.2 million.

                           4.  Shopping Center - Nags Head, N.C.

                           In   December   1989,   the   Company   through   its
                  wholly-owned subsidiary, Parker, Reld & Co., Inc. ("Parker"), acquired a 50% voting interest and a majority financial interest in a general partnership formed to develop and operate a manufacturers outlet shopping center in Nags Head, North Carolina. Parker funded $1,500,000 toward the development of this project consisting of approximately 82,500 net rentable square feet. An affiliate of Parker's co-venturer is responsible for the day-to-day property management function. This entity also acts as leasing broker for the partnership. It also provides the same services for the shopping center in Blowing Rock, North Carolina.

                           Located in an  oceanside  resort,  the center  opened
                  during the 1990 summer season. Currently, it is 95.77% leased. It is expected that the center will be 100% leased in the near future. The partnership does not have any employees.

                           Real Estate Trends

                           Occupancy  averaged 100% at the manufacturers  outlet
                  center in Blowing Rock and 99.17% at the one in Nags Head during 1995. Retail sales were higher than 1994 levels at both centers. At Blowing Rock, retail sales per square foot for tenants who had been open for all of 1995 and 1994 increased to $268 from $261. Aggregate retail sales per square foot for the entire project increased to $250 from $239. At Nags Head, retail sales per square foot for tenants who had been open for all of 1995 and 1994 increased to $218 from $215. Aggregate retail sales per square foot for the entire project increased to $214 from $212. Average annual base rent (recomputed on a monthly basis) also increased from $11.86 (January 1995) to $11.97 (December 1995) per square foot at Blowing Rock and $10.88 (January 1995) to $12.00 (December 1995) at Nags Head, as tenants renewed expiring leases and/or new tenants paid higher rates. Percentage rent based on sales above specified targets totalled $76,406 for 1995 versus $85,445 for 1994 at Blowing Rock and $36,688 for 1995 versus $23,374 for 1994 at Nags Head. Specified targets for determining percentage rent typically rise when a tenant's base rent increases after exercising a renewal option.

                           Mortgage Banking

                           On  June  30,  1991,  McAdam,   Taylor  &  Co.,  Inc.
                  ("McAdam"), a wholly-owned subsidiary of the Company, acquired all of the stock of Citizens Mortgage Service Company
                  ("Citizens") for approximately $1,585,000 in cash. At such time, Citizens was primarily engaged in servicing residential mortgage loans. During 1992, Citizens expanded its activities to include mortgage loan origination and marketing certain financial products to mortgagors, the loans of whom are serviced by Citizens.

                           Citizens   focuses   on  first   mortgage   loans  on
                  residences containing four or fewer dwelling units. It is approved to originate and service loans for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). It also can originate and service loans insured by the Federal Housing Administration ("FHA") and loans partially guaranteed by the Veterans Administration ("VA"). Citizens is authorized to issue and service mortgage-backed securities insured by the Government National Mortgage Association ("GNMA"). It has mortgage banking licenses for Pennsylvania, Delaware, Maryland and New Jersey. Citizens may seek to procure additional licenses in the future.

                           Mortgage Servicing

                           During  1995,  management  reassessed  the  Company's
                  mortgage banking business. Secondary market prices for mortgage servicing rights had soared. The increase was attributable in part to higher interest rates for much of 1995. Higher interest rates resulted in lower prepayment rates of existing mortgage loans and declining originations of new mortgage loans. Furthermore, technology advances had lowered the cost of servicing for very large mortgage servicers that had invested heavily in new hardware and systems. With low origination volume, these large servicers bid up secondary market prices because they needed to maintain large portfolios to justify their investment in hardware and systems.

                           Management  decided to exit  mortgage  servicing as a
                  separate activity and focus on mortgage loan originations. In December 1995, Citizens sold substantially all of its mortgage servicing rights for approximately $2.3 million. Such sale resulted in a gain of approximately $380,000. Citizens will continue to service mortgage loans for a brief period following the closing of a loan. The servicing rights may be sold to the investor or to other mortgage servicers. Citizens no longer will market financial products to mortgagors, since it is exiting mortgage servicing as a separate business.

                           Mortgage  servicing  consists of handling the general
                  administrative affairs associated with owning mortgage loans encompassing such activities as collecting and remitting loan payments; accounting for the various elements of mortgage loan payments including principal, interest and escrowed amounts such as taxes and insurance; maintaining escrow accounts and making payments therefrom for such items as taxes and insurance; contacting delinquent borrowers; making inspections of the mortgaged properties as required by each investor; and supervising foreclosures and other dispositions in the event of default. For providing these services, Citizens received fees ranging from .25% to 1.42% per annum of the unamortized principal balance. As of November 30, 1995, the weighted average fee earned by Citizens was approximately .3594%. Such fees are retained out of the monthly mortgage payments collected. Additionally, Citizens derived revenues from sundry fees charged for such items as late payments and loan payoffs.

                           The mortgage servicer bears any economic risk of loss
                  in connection with loans serviced on a recourse basis. Nonrecourse servicing, the vast majority of Citizens' mortgage servicing activities, generally shifts any economic risk of loss to the investors. Defaults relating to underwriting errors or omissions as well as fraud, however, would remain the responsibility of the mortgage servicer vis-a-vis investors. If a loss results with respect to either recourse or nonrecourse servicing, the mortgage servicer may be able to seek indemnification or contribution from (1) a third party loan originator, if an underwriting problem had occurred; (2) a previous mortgage servicer, if the right to service the loan had been purchased from another servicer; or (3) other third parties including title insurers, appraisers, mortgage insurers, etc.

                           In connection with the mortgage  servicing  rights it
                  sold, Citizens may be liable to subsequent purchasers either as a predecessor servicer or originator. In some instances, as outlined above, Citizens may have recourse against other parties.

                           The  following  table sets forth an  analysis  of the
                  carrying amount of the Company's mortgage servicing portfolio:

                                                Year Ended December 31,
                                                -----------------------
                             1995               1994                1993            1992              1991
                             ----               ----                ----            ----              ----
Purchased Mortgage
Servicing Rights -
Beginning Balance         $2,077,108         $2,632,657          $2,018,464      $1,284,806       $1,407,109
Add:  Purchases               96,357            151,513           1,016,284       1,086,905            --

Less:  Sales              (1,765,218)          (227,121)              --              --               --

Less:  Post Closing
       Adjustments
       Relating to
       Original
       Acquisition and
       Bulk Purchases          --               (12,848)              --              --             (36,649)

       Amortization
       Expense              (361,361)          (467,093)           (402,091)       (353,247)         (85,654)
                           ---------          ---------          ----------      ----------       ----------

Ending Balance            $   46,886         $2,077,108          $2,632,657      $2,018,464       $1,284,806
                         ===========        ===========         ===========     ===========      ===========

                           The  table  set  forth  below is an  analysis  of the
                  Company's mortgage servicing portfolio based on the unamortized principal balance of all loans being serviced. "Runoff" includes regular principal payments as well as prepayments for any reason.


                                           Year Ended December 31,
                                           -----------------------
                           1995               1994                1993            1992              1991
Dollars in Thousands       ----               ----                ----            ----              ----

     Mortgage
Servicing Portfolio:

Beginning Balance         $217,327           $263,089            $236,552        $205,447         $220,230

Add:  Loan Production       38,916             31,581              49,530          17,128               -

      Bulk Servicing
      Acquired               9,274                845              69,616          84,450               -

Less: Servicing Sales     (215,690)           (32,809)             (4,127)         (1,324)              -

      Runoff               (27,202)           (45,379)            (88,482)        (69,149)         (14,783)
                         ---------           --------            --------        --------         --------

Ending Balance           $  22,625           $217,327            $263,089        $236,552         $205,447
                         =========           ========            ========        ========         ========

                           The remaining mortgage  servicing  portfolio consists
                  of servicing rights to be sold in 1996 and loans in foreclosure. As of December 31, 1995, the principal balance of loans in foreclosure is $1,892,069. Citizens will continue to service these loans until the foreclosures are completed. It does not bear any significant risk of loss in connection with the foreclosures pending. In some cases, Citizens has made advances and incurred certain expenses in connection with those foreclosures. In most instances, such advances and any uncollected servicing fees should be received in full from the sale proceeds of the underlying collateral. The investors would be liable for any shortfall.

                           Mortgage Loan Origination

                           The Company's primary objective, prior to the sale of
                  substantially all of its mortgage servicing portfolio, was to sell mortgage loans it originated on a nonrecourse basis and retain the mortgage servicing rights on a nonrecourse basis. Even before exiting the mortgage servicing business, Citizens sold certain types of mortgages to other mortgage bankers on a "servicing released basis." The sponsoring mortgage banker would acquire the right to service such loans. Citizens' offered these products in an attempt to remain competitive in originations with larger mortgage bankers that offered types of mortgages which Citizens did not service.

                           After  interest  rates rose  rapidly  in early  1994,
                  origination volume dramatically slowed down. Accordingly, for competitive reasons, Citizens expanded its offerings of other mortgage bankers' products to be sold on a servicing released basis. In 1994, Citizens sold approximately 28% of the mortgage loans it originated on a servicing released basis. This increased to 39.6% in 1995. Instead of selling mortgage loans on a servicing released basis to an investor, Citizens may sell such rights in a separate transaction to a different party. Citizens remains responsible for servicing a loan until such loan is delivered to an investor servicing released or until Citizens sells the servicing rights to another party.

                           Citizens  closed  mortgage  loans  having   principal
                  balances  of   $38,916,362,   $31,581,135,   $49,530,475   and
                  $17,128,250   during  1995,   1994,  1993  and  1992.   Retail
                  originations were $28,433,496,  $17,977,540 and $30,466,985 in
                  1995, 1994 and 1993. In 1992, all originations were done on a retail basis from a single office in suburban Philadelphia. Since it was successful in attracting business from nearby parts of New Jersey and Delaware, during 1993 Citizens opened a retail origination office in New Jersey and another in Delaware. In 1995, 1994 and 1993, the balance of $10,482,865,
                  $13,603,595 and $19,063,490 of loan originations were originated through correspondents on a "wholesale" basis.

                           Currently,  Citizens'  marketing  strategy  has  been
                  newspaper advertising and referrals by real estate agents and attorneys. Commission-based account executives typically visit a prospective applicant at the real estate agent's office or in the applicants home. Accordingly, the size of Citizens' offices are not an impediment to increasing the volume of originations within certain limits. If market conditions justify it, Citizens may open additional branch origination offices in the future.

                           Mortgage  loan   origination  is  a  highly  cyclical
                  business. Many mortgage bankers incur high fixed charges by maintaining a network of origination offices in different geographic markets. In good times, such companies are poised to capture a solid share of the market. In poor times, however, the high fixed charges can cause severe cash flow squeezes.

                           The Company recognizes the need for a local presence,
                  and has a network of independent mortgage brokers and smaller mortgage bankers to generate mortgage loan originations on a "wholesale" basis. Through correspondents, Citizens receives the benefits of a local office without incurring the fixed overhead of developing and maintaining a branch office. In 1993, the first year in which Citizens began a wholesale business, it had 17 correspondents. In 1994, the number of correspondents increased to 25. It remained at that level during 1995.

                           "Wholesaling"  in effect  means  that  Citizens  will
                  commit in advance of settlement with a homeowner to purchase loans from a correspondent that meet Citizens' standards. Citizens in turn commits to sell those loans in the same manner as it sells loans originated on a "retail" basis.

                           Each  correspondent  must be "approved" by management
                  and enter into a formal agreement providing indemnity to Citizens in the event of fraud or misrepresentation in the application and underwriting processes. Citizens will review each loan prior to acceptance to ensure that it meets the same quality standards and underwriting criteria used in Citizens' retail origination activities.

                           During  1995,  1994,  1993 and 1992,  Citizens'  loan
                  origination production consisted of the following:


                                                          1995                1994                 1993                 1992
                                                          ----                ----                 ----                 ----
     Conventional Loans

                  Number of Loans                          256                 332                  499                  190
                  Dollar Volume                        $27,128,418         $31,487,045          $48,330,475          $17,000,250
                  Percent of
                    Total Dollar Volume                  69.71%              99.70%               97.58%               99.25%

     FHA Insured Loans

                  Number of Loans                          136                  1                   20                    2
                  Dollar Volume                        $11,787,944           $94,090            $1,200,000            $128,000
                  Percent of
                    Total Dollar Volume                  30.29%               .30%                 2.42%                .75%

     Total Loans

                  Number of Loans                          392                 333                  519                  192
                  Dollar Volume                        $38,916,362         $31,581,135          $49,530,475          $17,128,250
                  Average Loan Amount                   $99,276              $94,838              $95,434              $89,210

                           Adjustable   rate  mortgages   ("ARMS")   represented
                  approximately 18%, 19%, 3% and 6% of the conventional loan production for 1995, 1994, 1993 and 1992, respectively. The balance was fixed rate loans.

                           Loan sales generally are made on a nonrecourse basis,
                  except for losses arising from certain deficiencies in the underwriting of the loan. Citizens would remain liable for such losses to an investor, even if it had not originated the loan, but serviced it. The investor would seek recovery first from the servicer, and the servicer, in turn, from any third parties including the originator or prior owner of the loan (or prior servicer) if the servicer had purchased the servicing separately or as part of the acquisition of the loan itself. Citizens' obligations with respect to foreclosure losses on FHA or VA loans included in mortgage-backed securities pools would be the same as an originator which sells such loans or as a servicer of such loans, unless modified by the sales or servicing contract with a party financially capable of performing any indemnity or contribution requirements.

                           Citizens funds loan  production  with its own cash or
                  with proceeds from various credit and warehouse facilities. After a loan closes, it generally takes 10 days until all of the documents are assembled, packaged and delivered to an investor and 5 days until the investor pays for the loan. In some instances, Citizens retains any interest earned on the mortgage loan until the investor buys such loan. Citizens' interest cost, in some cases, is less than the rate realized while Citizens earns interest on the mortgage loan. Oftentimes, interest rates vary between the time that Citizens issues a commitment to make a loan to an applicant (or purchases a loan at a set price from a correspondent) and the time at which payment is due from an investor.

                           Citizens  offers mortgage loan  applicants,  directly
                  through its retail operation and indirectly through its correspondents, the option of fixing an interest rate at any time prior to 10 days before settlement. Obviously, all applications and commitments do not generate a closed loan, and Citizens is exposed to an interest rate risk, if it commits to fund a mortgage at a certain rate and an investor is only willing to buy the loan at a much higher rate. Application fees, paid at the time of application, and origination fees, paid at the time of an applicant's acceptance of a commitment or "financed" through a higher loan balance, however, offset some of the potential loss. In the case of certain refinancings of loans on owner-occupied residences, Federal law requires that a total refund of all fees be made, if the mortgagor rescinds the transaction within 3 business days of closing. Obviously, no disbursement of loan proceeds is made until the expiration of such period.

                           To further mitigate these risks,  Citizens  typically
                  enters into forward delivery commitments with various investors to sell a portion of the loans in process depending on its estimate of such factors including changing interest rates, the percentage of loans which will close, and the timing of loan closings. Management closely monitors these factors as well as the composition of loans in process, and adjusts Citizens' commitments accordingly.

                           If a  commitment  to fund or  purchase  a loan is not
                  used, Citizens, in turn, would not be able to satisfy its forward commitment to deliver such loan to an investor. Typically, Citizens can substitute another loan, possibly at a gain or loss, on the delivery date or enter into an
                  "offsetting" transaction by buying a forward commitment to purchase a loan based on the same terms as contemplated in the forward delivery commitment. The offsetting transaction also could generate a gain or loss, depending on movements in interest rates.

                           In some instances,  however,  Citizens may be able to
                  negotiate a "best efforts" delivery with an investor. Accordingly, if a loan fails to close, Citizens will not have to enter into an "off-setting" transaction, as noted above. Citizens typically will receive a lower price for loans delivered on "best efforts" bases because the investor has retained the interest rate risk.

                           Viatical Settlements

                           In May 1995,  the  Company  began a new  business  of
                  arranging "viatical settlements." Helmstar Funding, Inc. ("Funding") arranges for the sale of a life insurance policy for a critically ill individual. The insured receives a discounted payment representing all of, or a predetermined portion of, the death benefit while that person is alive. The purchaser maintains the policy and collects the death benefit when the insured dies. Funding does not purchase the policy; rather, it will receive a commission from the purchaser when a transaction is completed.

                           Funding works with hospital social workers, discharge
                  planners, hospice professionals, and employee benefits managers to assist critically ill persons and their families meet their financial challenges. The insured can use the proceeds in any manner such person deems fit. The discounted amount depends on a number of factors including life expectancy.

                           Funding  did not  derive  any  revenue  in  1995  and
                  incurred an immaterial amount of operating expenses.

                           General

                           The  Company was  incorporated  under the laws of the
                  State of Delaware in 1968. It maintains offices at 2_World Trade Center, Suite 2112, New York, New York 10048 and its telephone number is (2l2) 775-0400. Unless the context requires otherwise, the term "Company" refers to Helmstar Group, Inc. ("Group") and its wholly-owned subsidiaries:
                  Matthews & Wright, Inc. ("Matthews & Wright"); Snider, Williams & Co., Inc. ("Snider"); Randolph, Hudson & Co., Inc. ("Randolph"); Eden Consulting, Inc. ("Eden"); Shaw Realty Company, Inc. ("Shaw"); Helmstar Funding, Inc. ("Funding," formerly CMS Insurance Agency, Inc.); Burrows, Hayes Company, Inc. ("Burrows"); Dover, Sussex Company, Inc. ("Dover"); Housing Capital Corporation ("Housing"); Randel, Palmer & Co., Inc. ("Randel"); Parker, Reld & Co., Inc. ("Parker") and McAdam, Taylor & Co., Inc. ("McAdam"). Additionally, unless the context requires otherwise, "Company" includes all wholly-owned subsidiaries of Group including Citizens Mortgage Service Company ("Citizens"), a wholly-owned subsidiary of McAdam.

                           As of March l, 1996,  the Company had 52 employees of
                  whom 47 were full time employees.

                  Financial Information Relating to Industry Segments

                           The  Company's  operations  are  classified  into two
                  principal industry segments: merchant banking and mortgage banking. The Company first engaged in mortgage banking in 1991 with its acquisition of Citizens on June 30, 1991. Since the Company's new business of viatical settlements did not generate any revenue and its expenses and identified assets are immaterial, the Company included such expenses and identified assets as part of the amounts for "general corporate."


                                                    Year Ended December 31,
                                                    -----------------------
                                                    1995              1994
                                                    ----              ----
Revenue from unaffiliated customers:

Merchant banking .......................        $ 2,711,078         $   935,045
Mortgage banking .......................          2,094,400           1,594,103
Other corporate income .................          1,396,981             413,898
                                                -----------         -----------

Total revenues .........................        $ 6,202,459         $ 2,943,046
                                                ===========         ===========

Income (loss) from
operations:

Merchant banking .......................        $ 1,437,920         $  (305,089)
Mortgage banking .......................           (349,200)           (578,434)
                                                -----------         -----------

Income (loss) from
operations .............................          1,088,720            (883,623)

General corporate
income (expense) .......................            133,560            (198,578)
                                                -----------         -----------

Income (loss) before
income tax .............................        $ 1,222,280         $(1,082,201)
                                                ===========         ===========

Identifiable assets:

Merchant banking .......................        $ 1,324,023         $ 3,675,971
Mortgage banking .......................          3,840,700           2,919,473

General corporate ......................          4,821,943           1,931,221
                                                -----------         -----------

                                                $ 9,986,666         $ 8,526,665
                                                ===========         ===========


                  Competition

                           Competition  in the  Company's  business  of merchant
                  banking focusing on middle market oriented, real estate and other businesses is widespread and highly fragmented. In its activities as a co-venturer with a focus on smaller, more specialized ventures having defined markets, institutional joint venturers including large public real estate or venture capital partnerships and real estate investment trusts should not be significant competitors. Likely competition will be encountered from small syndicators; individual investors, typically from the local market; smaller insurance companies; and participating mortgage lenders. Many of the Company's likely competitors have greater access to capital than the Company. Similarly, the Company encounters stiff competition from a broad range of financial services firms when seeking financial consulting assignments.

                           The  Company  encounters  fierce  competition  in its
                  mortgage banking business from numerous sources including banks, thrifts and independent mortgage companies. The Company tries to differentiate itself through prompt and efficient service to the borrower. Companies with greater access to capital at lower cost, however, may be able to offer more varied mortgage loan products, possibly even at lower rates, than the Company. This is especially true of banks and thrifts. Furthermore, many larger mortgage bankers may offer correspondents lower cost mortgages, higher profit margins and more diversified products than the Company.

                           Viatical  settlements  is a relatively  new industry.
                  The Company estimates that there are more than 50 companies offering viatical settlements in the United States. Most of these companies are small and serve local or regional markets. Major insurance companies, however, have commenced or are studying the possible commencement of viatical settlements businesses.

                  Regulation

                           In the course of conducting  its business of merchant
                  banking, the Company may acquire interests in regulated activities. Such regulation may be either directly or indirectly related to the Company's interest.

                           With respect to its real estate joint  ventures,  the
                  Company may encounter Federal, state and local regulation in connection with land use, building code requirements, environmental, and similar restrictions on development and/or operations.

                           Mortgage  banking is a highly  regulated  businesses.
                  Citizens has mortgage banking licenses in Pennsylvania, Delaware, Maryland and New Jersey. Approvals are required to originate and service loans purchased or guaranteed by FNMA, FHLMC, FHA, GNMA and the VA. Maintenance of state licenses may be required as well. Citizens may have to procure additional licenses in order to expand its mortgage banking business.

                           Viatical  settlements  are subject to  regulation  in
                  certain states. The National Association of insurance Commissioners has adopted the Viatical Settlements Model Act, and legislation to enact laws substantially similar to the Model Act is pending in several states. Additional regulation of this industry should occur as the industry matures.

Item 2.  Description of Property.

                           The Company leases approximately 7,000 square feet of
                  office  space at 2 World  Trade  Center,  New  York,  New York
                  10048. This lease expired on February 29, 1996 since the Company had exercised a cancellation option in April 1995 by paying the landlord $70,000. The Company is negotiating a new lease on the same space, and it expects that such new lease will be made on more favorable terms. The landlord has permitted the Company to remain in possession of the premises at a recently negotiated, lower rent pending the finalization of a new lease. This office is utilized as the Company's executive office in addition to housing its merchant banking activities.

                           Citizens  leases  approximately  6,500 square feet of
                  office space at 500 Office Center Drive, Fort Washington, Pennsylvania 19034. This lease expires on March 31, 1998. This office is utilized in the Company's mortgage banking activities. Citizens also leases branch offices in New Jersey and Delaware. These leases expire in 1999 and 1996, respectively.

                           Funding maintains a small office in Philadelphia. The
                  lease expires in August 1996.

                           The future  minimum  annual base  rental  commitments
                  under these leases are reflected in the amounts provided in Note F[1] in Notes to Financial Statements included in Part II, Item 7 of this Form 10-KSB.

Item 3.  Legal Proceedings.

                           In addition to the litigations described below, there
                  are various claims against the Company with respect to matters arising out of the ordinary conduct of its business. Outside counsel for the Company has advised that at this time they cannot offer an opinion as to the probable outcome of any of these matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of operations.

                           The Multi-District  Litigation ("MDL"),  MDL No. 739,
                  U.S. District Court for the Eastern District of Pennsylvania

                           Between June 1987 and October 1988 six separate class
                  action lawsuits were filed against Group, Matthews & Wright, certain current or former officers and directors of each company and others relating to bonds underwritten by Matthews & Wright and issued by the City of Chester, the City of East St. Louis, County of St. Louis, and the Territory of Guam, or other entities affiliated therewith. The complaints in all six cases allege, among other things, violations of Federal securities rules and violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO").

                           In  January  1995,  the  Court  granted   defendants'
                  motions for summary judgment in all of the lawsuits. Following the entry of these judgments, the parties, represented by lead and liaison counsel, entered into a proposed settlement agreement. This agreement was approved by the Court in August 1995. The Company's share of the settlement costs has been reflected in its consolidated financial statements.

                           Merrill Lynch, Pierce, Fenner & Smith,  Incorporated,
                  et al., Claimants v. A. Webster Dougherty & Co., Inc., et al., Respondents

                           An  arbitration  was  commenced in 1989 by the senior
                  managing underwriters ("Claimants") against certain syndicate members ("Respondents"), including Matthews & Wright, of various Washington Public Power Supply System bond syndicates that sold certain tax-exempt bonds. Claimants alleged that Respondents, including Matthews & Wright, were responsible for a share of settlement costs and legal fees incurred to settle bondholder claims.

                           In  January  1992,   the  National   Association   of
                  Securities Dealers' Arbitration Panel determined the liability of the Respondents. In October 1992, the New York State Supreme Court entered judgment on the award against Matthews & Wright. In November 1993, the Appellate Division affirmed the lower court's decision. Matthews & Wright's motion for leave to appeal to the New York Court of Appeals was denied in September 1994.

                           In January 1994,  Claimants  filed an action  against
                  Group in the New York State Supreme Court. In such action, Claimants maintain that Group should pay the amount due from Matthews & Wright. Claimants allege that Matthews & Wright functioned as an instrumentality of Group, and Group's assets should be treated as if they were assets of Matthews & Wright. Alternatively, Claimants maintain that Group and Matthews & Wright engaged in various fraudulent activities to frustrate collection of a judgment by a judgment creditor.

                           All matters  relating to the  Company's  liability to
                  Claimants were settled in March 1996. Provision for the Company's liability had been reflected previously in its consolidated financial statements.

                           Cross  Creek  Village  v.  Housing  Authority  of the
                  County of Riverside, et al., Case No. 236813

                           This  action was filed in the  Superior  Court of the
                  State of California, County of Riverside, in July 1993, and a summons was served on Matthews & Wright in September 1993. It was indexed as Case No. 93-7732. The complaint asserts numerous claims against multiple defendants arising out of the issuance of $13,000,000 Housing Authority of the County of Riverside, Multi-Family Housing Revenue Bonds, Series 1985A (Ironwood Apartments Project), issued by the Housing Authority of the County of Riverside, California ("Housing Authority") and underwritten by Matthews & Wright for the construction of the Ironwood Apartments project. The complaint alleges that the bonds were issued pursuant to a "sham closing" in 1985 when in fact the bonds were not actually issued until 1986, resulting in an assertion by the Internal Revenue Service (the "IRS") that the interest on the bonds is not tax-exempt. The plaintiff in this action is Cross Creek Village, a partnership which allegedly acquired the project from the original developer. The plaintiff maintains that the Housing Authority claimed to have incurred more than $500,000 in legal costs in contesting the IRS' assertion for which the Housing Authority seeks indemnity from the plaintiff.

                           The original complaint in this action asserted claims
                  against Matthews & Wright for equitable indemnity, fraud, and negligent misrepresentation. In September 1993, the plaintiff dismissed the complaint without prejudice against Matthews & Wright and others. In October 1993, the plaintiff filed a First Amended Complaint arising out of the same facts as the initial complaint, and named Group as the successor-in-interest to Matthews & Wright among the defendants. The First Amended Complaint alleged the same claims against Group as had formerly been alleged against Matthews & Wright. In November 1993, Group filed an answer denying all liability.

                           In addition,  cross-claims have been filed by certain
                  co-defendants in this action against Group and Matthews & Wright. One co-defendant, legal counsel to the Housing Authority, filed a cross-complaint for indemnification and apportionment of fault against multiple parties including Group. In addition, the County of Riverside, California and the Housing Authority, two other co-defendants filed a cross-complaint that, in addition to alleging claims arising out of the Ironwood Apartments bonds, adds claims arising out of the issuance of $17,500,000 Housing Authority of the County of Riverside, Multi-Family Housing Revenue Bonds, Series 1985A (Whitewater Garden Apartments Project), issued by the Housing Authority and underwritten by Matthews & Wright. The claims in the second cross-complaint arise out of allegations concerning the manner in which the closings on both bond issues were conducted. The second cross-complaint alleges claims against "Matthews & Wright, Inc., dba Helmstar" for equitable indemnity, intentional misrepresentation, negligent misrepresentation, fraudulent concealment of material facts, negligence, breach of fiduciary duty, RICO, and conspiracy to make intentional or negligent misrepresentations. Both cross-complaints assert claims against defendants already in the case as well as against new defendants. By a standstill agreement dated January 21, 1994, cross-claimants and certain other parties, including Group and Matthews & Wright, have agreed not to pursue cross-claims against one another at this time. The parties also agreed to extend the time to respond to the pending cross-claims until 30 days after termination of the agreement.

                           In December 1993,  this action was removed by another
                  defendant, the Federal Deposit Insurance Corporation ("FDIC"), to the U.S. District Court for the Central District of California. On January 7, 1994, the FDIC moved to transfer the venue of this action to the U.S. District Court for the Southern District of Texas. The Court severed and transferred claims involving the FDIC to the U.S. District Court for the Southern District of Texas. All other claims were remanded to the Superior Court of California, County of Riverside, as Case No. 236813.

                           The plaintiff seeks compensatory and punitive damages
                  as well as indemnification and equitable relief. In four counts, two of which involve the Company as well as other defendants, the plaintiff seeks compensatory damages plus interest estimated to be not less than $5 million. It is too early to assess the potential for, and the amount of, any damages in connection with this action. A status conference in this action has been continued until June 7, 1996.

                           In October 1995,  the United States Tax Court held in
                  Harbor Bancorp v. Commissioner, 105 T.C. No. 19, that the interest on the bonds forming the basis of the Cross Creek Village case was not excludable from the bondholders' taxable income. In January 1996, the petitioners appealed the Tax Court's decision to the U.S. Court of Appeals for the Ninth Circuit.

                           Eddie Jo Hurley and All Others Similarly Situated, v.
                  Citizens Mortgage Service Company, N.Y. Supreme Court, Monroe County (Index No. 9862/93).

                           In October  1993, a class action was commenced in the
                  New York State Supreme Court against the Company alleging that the Company routinely holds more funds in its mortgage escrow accounts than allowed under law or the homeowners' mortgage contracts. These escrow accounts were maintained in connection with the Company's mortgage servicing activities to pay taxes and insurance on behalf of individual mortgagors. The Company believed its method of calculating required escrow payments was in accordance with applicable rules and regulations and this lawsuit was without merit.

                           In October  1995,  the Court  approved  a  class-wide
                  settlement agreement. The cost of the settlement has been reflected in the Company's consolidated financial statements.

                           Joseph B. Gould Trust v.  Stubbleman,  McRae,  Sealy,
                  Laughlin & Browder, et al., Civil Action No. 94-M-2464

                           In June 1995,  the plaintiff  filed a second  amended
                  complaint against multiple parties, including Group and Matthews & Wright, pending in the United States District Court, District of Colorado. The plaintiff, James B. Gould Trust, purportedly purchased bonds in a secondary market transaction in August 1991. Such bonds allegedly were issued by the Industrial Development Board of the Metropolitan Government of Nashville and Davidson for the Woodlands Apartments Project. The plaintiff asserted claims for misrepresentation, breach of contract, and federal securities law violations in connection with the issuance of the bonds. The plaintiff contends the IRS notified it that interest on the bonds was not tax-exempt. Allegedly, the plaintiff paid the IRS $15,414.26 for additional tax and interest relating to its 1991 tax liability and $36,828 for additional tax relating to its 1993 tax liability. The plaintiff asserts it anticipates with reasonable certainty that the IRS will assess additional tax of $33,480 plus interest and penalties for 1992. The plaintiff is seeking actual and punitive damages, costs, attorney fees and other relief the Court deems just and proper. Group and Matthews & Wright filed answers denying all liability. It is too early to assess the potential for, and the amount of, any damages in connection with this action.

                           Although  this  action  had been  commenced  in 1994,
                  Group and Matthews & Wright were not named as defendants until June 1995. In November 1994, one of the other defendants filed a third-party complaint against Group. This defendant, Donaldson, Lufkin & Jenrette Securities Corporation, an alleged underwriter of the bonds, maintains that it entered into a memorandum of understanding on December 31, 1985 with Matthews & Wright in which Matthews & Wright assumed all rights, benefits, fees, claims and liabilities of certain financings including the subject bonds. This defendant alleged that Group formerly was known as Matthews & Wright. Furthermore, this defendant alleged that it would be entitled to indemnification or contribution if it were adjudged to be liable to the plaintiff. Group filed an answer to the third-party complaint denying all liability.

                           After the plaintiff  amended its complaint to include
                  Group and Matthews & Wright, the third-party plaintiff filed cross-claims against Group and Matthews & Wright. The cross-claims are substantially identical to the third-party complaint except for the allegation in the cross-complaint that Group should be liable for the actions of Matthews & Wright because Matthews & Wright was the alter ego of Group. Group and Matthews & Wright filed answers to the cross-claims denying all liability.

                           Written  discovery has been taken.  Factual discovery
                  is scheduled to conclude on May 8, 1996.

Item 4.  Submission of Matters to a Vote of Security-Holders.

                           None.

                                     PART II

Item 5.           Market For Common Equity and Related Stockholder Matters.

                  Exchange Listing:

                  The common stock of Helmstar Group, Inc. is listed on the American Stock Exchange (trading symbol HLM).

                  The approximate number of recordholders of Common Stock as of February 29, 1996 was 304.


                  Equity Sale Prices:

      1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
      -----------     -----------     -----------     -----------
      High    Low     High    Low     High    Low     High    Low
      ----    ---     ----    ---     ----    ---     ----    ---

1995   9/16   7/16    3/4    3/8     1 1/4    1/2   1 3/16  11/16

1994   7/8    9/16    5/8    9/16     9/16    1/2     3/4    1/2


                  Dividends:

                  The Company has not previously paid cash dividends on its common stock. The Board of Directors does not presently intend to pay cash dividends on the outstanding shares of common stock in the foreseeable future. The payments of future dividends and the amount thereof will depend upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may consider relevant.

Item 6.           Management's Discussion and Analysis.

         A.       Results of Operations

         1.       1995 Compared to 1994

                           In May 1995,  the  Company  began a new  business  of
                  arranging viatical settlements. A viatical settlement is the payment of a discounted death benefit on an insurance policy to the insured while the insured is still living. The insured transfers ownership of the policy to the entity that had made the payment. The insured must be critically ill, i.e., have a life threatening disease with a limited life expectancy. The Company will receive fees from the purchaser of the life insurance policy.

                           The   Company   is    educating    social    services
                  professionals and employee benefit managers about viatical settlements. The Company expects to receive referrals from such persons. The Company did not earn any fees from arranging viatical settlements in 1995. It incurred total expenses in this new business in an amount which management considers to be immaterial.

                           Total revenue  increased to $6,202,459  for 1995 from
                  $2,943,046 for 1994.

                           Profit from joint  ventures  increased to  $1,939,087
                  for 1995 from $339,317 for 1994. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. The types of ventures being pursued typically require several years of careful management before they provide the projected returns envisioned.

                           Profit for the year ended  December 31, 1995 includes
                  the Company's share of the gain from the sale of an apartment project by First Highpoint Limited Partnership in February 1995. Such amount was approximately $1,275,000. The Company's share of income from First Highpoint's operations for 1995 were $11,493 compared with $4,021 for 1994.

                           The  Company   realized  a  gain  of  $328,269   from
                  receiving cash distributions from Blowing Rock Outlet Partners ("Blowing Rock") in excess of the Company's carrying amount of its interest in such venture. The Company had received approximately $2.2 million in April 1995 when Blowing Rock refinanced its debt.

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

                           Financial  consulting  fees increased to $766,500 for
                  1995 from $599,700 for 1994. The Company provides financial structuring advice on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

                           Loan  servicing  fees  decreased to $800,197 for 1995
                  from $951,710 for 1994. This category includes fees earned in processing residential mortgage payments and servicing loans on behalf of various investors. Substantially all of the Company's mortgage servicing rights were sold in December 1995 for a total of $2,317,700. The Company intends to sell the balance of its mortgage servicing rights in 1996. Such disposition is not expected to result in a significant gain or loss. The Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell the servicing right to other mortgage banking companies.

                           Loan  origination fees increased to $596,941 for 1995
                  from $319,146 in 1994. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors.

                           Interest  income  increased to $362,906 for 1995 from
                  $156,015  for  1994,  due  to an  increase  in  the  Company's
                  interest   earning   assets   principally   as  a  result   of
                  distributions from First Highpoint and Blowing Rock; an increase in the volume of mortgage loans originated for resale on which, in some instances, the Company earns interest income; and a change in the way the Company funds mortgage loans originated for resale.

                           During 1995,  the Company  relied  heavily on its own
                  cash to fund mortgage loans originated for resale and earned interest on mortgages prior to completing the sale of the investors. In 1994, the Company relied more heavily on its "warehouse facility" to fund mortgage loans originated for resale.  Under  the  terms of the  "warehouse  facility,"  the
                  Company foregoes both interest income on mortgage loans originated for resale and virtually all interest expense, since the provider of such facility earns interest income on the mortgage loans prior to completing the sale thereof to investors. In addition to utilizing its own cash and the "warehouse facility," the Company funds mortgage loans originated for resale by borrowing from its "credit facility." When the Company uses its own cash or the "credit facility" it earns interest income on the mortgage loans until the time of completing the sale thereof to investors. The Company incurs interest expense only when using the "credit facility."

                           Investment  income  increased to $1,083,884  for 1995
                  from $380,962 for 1994. This category includes: (1) net profit or loss from investing in futures, puts, calls, municipal bonds, equities and other securities activities including participation in an investment partnership; (2) receipts pursuant to a settlement agreement on a receivable which had been fully reserved in a prior period; and (3) the gain on the sale of stock in a public company received in connection with the sale of the Company's interest in a joint venture in a prior period.

                           Other  income  increased  to  $273,239  for 1995 from
                  $102,323 for 1994, largely as a result of the collection of an item which was previously considered uncollectible. This category also consists of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees.

                           Gain  on  the  sale  of  mortgage   servicing  rights
                  increased to $379,705 for 1995 compared to $93,873 for 1994. The Company sold substantially all of its mortgage servicing for approximately $2.3 million in 1995. In 1994, the Company sold approximately $25 million of mortgage servicing rights for approximately $300,000. As noted above, the Company is exiting the mortgage servicing business as a separate activity. The gain from the sale of mortgage servicing rights in 1994 had been included in "other income" in the Company's consolidated statement of operations for 1994. The Company expects to sell the balance of its mortgage servicing rights in early 1996. Such disposition is not expected to result in a significant gain or loss.

                           Total expenses  increased to $4,980,179 for 1995 from
                  $4,025,247 for 1994.

                           Compensation   and   related   costs   increased   to
                  $2,678,293 for 1995 from  $2,142,891 for 1994. The increase is due principally to the accrual of an incentive bonus relating to the profit from the Company's joint ventures; higher commission payments to account executives as a result of higher production; the hiring of additional processing staff as a result of the increase in mortgage loan originations; and payroll incurred in connection with the Company's new business of arranging viatical settlements.

                           Occupancy  costs  increased to $423,321 for 1995 from
                  $380,773 for 1994. This increase is due principally to a payment made when the Company exercised its right to cancel the lease on its executive offices, effective February 29, 1996. The Company is negotiating a new lease on the same space, and it expects that such new lease will be made on more favorable terms. The landlord has permitted the Company to remain in possession of the premises at the recently negotiated, lower rent pending the finalization of a new lease.

                           Amortization of mortgage  servicing  rights decreased
                  to $361,422  for 1995 from  $467,093  for 1994.  The  carrying amount of purchased  servicing  rights must be amortized  over the period of the estimated future net servicing income associated therewith. The Company reviews the carrying amount of each portfolio for possible impairment. If estimated future servicing costs exceed revenues, the Company will recognize a loss equal to any excess and future amortization expense will be adjusted accordingly. With its withdrawal from mortgage servicing as a separate activity, the Company will no longer have a mortgage servicing portfolio to amortize. Since the Company intends to sell the mortgage servicing rights on loans it originates in the future either to the purchaser of such loans or to third parties in independent transactions, management believes that Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," effective for fiscal years beginning after December 15, 1995, will not have a material effect on the Company's financial statements. The Company expects to dispose of the balance of its mortgage servicing rights during the early part of 1996.

                           General  and  administrative  expenses  increased  to
                  $905,145 for 1995 from $692,296 for 1994. This increase was due principally to greater activity in the Company's loan origination business; a loss reserve relating to mortgage foreclosures; an increase in insurance coverage; and expenses incurred in the viatical settlement business.

                           Professional   fees   and   litigation    settlements
                  increased to $605,371 for 1995 from $311,846 for 1994. This increase was due principally to the settlement of certain litigation as well as the provision of an additional contingency reserve for outstanding litigation and the Internal Revenue Service's audit of the Company's tax returns for the years 1985 through 1989.

                           Interest  expense  decreased  to $6,627 for 1995 from
                  $30,348 principally as a result of greater utilization of the Company's own cash to fund mortgage loans originated for resale and limited use of its revolving credit line for daily operations of its mortgage banking business.

                           On a  pre-tax  basis,  the  Company  had a profit  of
                  $1,222,280 for 1995 compared with a loss of $1,082,201 for 1994. In 1995, the Company had a tax expense of $37,611 compared to a tax benefit of $32,457 for 1994. These items consist solely of state and local taxes and various adjustments. For Federal income tax purposes, as of December 31, 1995, the Company has net operating loss carryforwards of approximately $10,200,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

                           The  Company's  net  income  for 1995 was  $1,184,669
                  compared with a net loss of $1,049,744 for 1994. On a per share basis, the net income was $.20 for 1995 compared with a net loss of $(.18) for 1994. Income per share for 1995 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation for 1994, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,820,800 in 1995 and 5,997,171 in 1994.

                           Inflation
                           ---------

                           Inflation  may affect the Company in certain areas of
                  both its merchant banking and mortgage banking activities. Changes in interest rates typically follow actual or expected changes in the inflation rate. Accordingly, interest rates usually increase during periods of high inflation and decrease during periods of low inflation. The volume of loan originations usually increases during periods of low interest rates and decreases during periods of high interest rates.

                           The Company has interests in two joint ventures which
                  developed and now operate manufacturers outlet shopping centers. One joint venture has a mortgage loan with a variable interest rate equal to Citibank's six-month LIBOR rate plus 3.10%. The interest rate resets on March 1 and September 1 each year until maturity on May 1, 2002. The maximum interest rate is 13.5375% under the terms of the loan. The current rate through August 31, 1996 is 8.3%.

                           Virtually  all of the  leases  at  the  two  shopping
                  centers require tenants to pay a proportionate share of normal operating expenses including taxes and insurance with respect to their premises as well as for common areas. Similarly, most leases provide for percentage rents in excess of specified targets. Percentage rent based on increasing retail sales attributable to inflation alone would generate additional cash flow. Furthermore, most leases have an initial term of five or fewer years, so increases in base rents are possible. Many tenants have renewal options providing for higher rent based on changes in the Consumer Price Index. Each venture would be responsible for any applicable increased costs associated with structural repairs or vacancies.

                           As with all real estate projects,  however,  there is
                  no assurance that rents can be increased quickly enough, while maintaining a high occupancy level, to mitigate escalating operating costs as well as necessary capital repairs and improvements.

         B.       Liquidity and Capital Resources

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

                           The Company also has a $350,000 revolving credit line
                  with the bank which provides the "warehouse facility." This line carries interest at prime plus 1%. It can be used only in connection with the Company's mortgage banking activities. This revolving credit line expires on April 1, 1996. The Company is in the process of renegotiating this credit line.

                           In connection with its interests in real estate,  the
                  Company uses separate subsidiaries for each venture. The Company utilizes the equity method of accounting for its interests in real estate joint ventures. Accordingly, the assets and liabilities of such ventures are not included in the Company's consolidated balance sheets.

                           The two operating  real estate  projects in which the
                  Company is a co-venturer, currently have strong occupancies and positive cash flow. Cash maintained by each partnership, supplemented with cash flow from operations, should be sufficient to cover all operating costs and debt service requirements of each venture, so that additional cash contributions from the Company or its co-venturers would not be necessary. Facts and circumstances, however, are subject to change for reasons beyond the Company's control. Based on current estimates, the Company expects to continue to receive cash distributions from its real estate joint venture activities during 1996.

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

                           In April 1995, the Company's  other real estate joint
                  venture refinanced the mortgage loan on its project. The principal amount of the new, nonrecourse loan is $6,550,000; the interest rate equals Citibank's six-month LIBOR rate plus 3.10% and the interest rate resets each September and March; the maximum interest rate is 13.5375%; principal amortization is based on a 25-year schedule; and the loan matures on May 1, 2002. The current interest rate through August 31, 1996 is 8.3%. The interest rate had been 9.5375% through August 31, 1995 and 9.0063% from September 1, 1995 through February 29, 1996. The principal balance of the refinanced loan was $3,757,828. The proceeds from refinancing, net of expenses including points, fees, title insurance, escrows, etc., was approximately $2.5 million. The Company received a distribution from the joint venture of approximately $2.2 million.

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

                           The  carrying  amounts  reflected  on  the  Company's
                  consolidated balance sheet for its various joint venture interests is determined in accordance with the equity method of accounting. Such carrying amounts may not be representative of the realizable value on a sale of those interests.
                  Management reviews the carrying amount of each venture to determine if an adjustment for any impairment other than a temporary decline is required. If management believes in good faith that any impairment is other than temporary, a loss provision equal to such amount will be charged against the Company's consolidated results of operations.

                           Cash  distributions from joint ventures are reflected
                  in  investing   activities  in  the   Company's   consolidated
                  statements of cash flows. Equity contributions to joint ventures as well as any advances to joint ventures also are reflected in investing activities in the Company's consolidated statements of cash flows.

                           While the Company  believes that currently  available
                  funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of December 31, 1995.

                           The  Company  is a  defendant  in  various  lawsuits.
                  Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

Item 7.  Financial Statements.

                           The  Company's  financial   statements  to  be  filed
                  hereunder follow, beginning with page F. Following such financial statements, are the financial statements for each of the operating real estate joint ventures in which the Company is a joint venturer.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS



                     DECEMBER 31, 1995 AND DECEMBER 31, 1994

                                                Richard A. Eisner & Company, LLP
- - --------------------------------------------------------------------------------
                                                       Accountants & Consultants


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Helmstar Group, Inc.
New York, New York


        We have audited the consolidated balance sheet of Helmstar Group, Inc. and subsidiaries as at December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of the real estate joint ventures described in Note B. The Company's equity in these joint ventures aggregated $1,324,024 at December 31, 1995 and they account for $1,939,088 and $339,317 of income included in income (loss) before taxes for the years ended December 31, 1995 and December 31, 1994, respectively. The financial statements of these entities were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to these entities is based solely on the reports of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the reports of other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Helmstar Group, Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

        As described more fully in Note G to the consolidated financial statements, the Company was a defendant in various lawsuits, some of which have been settled during the year ended December 31, 1995.


/s/Richard A. Eisner & Company, LLP


New York, New York
February 28, 1996

With respect to Note G[2]
March 25, 1996

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             AS AT DECEMBER 31, 1995



                                   A S S E T S
                                   -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . .      $ 1,358,730
Marketable securities (Note A). . . . . . . . . . . . . . .        3,805,767
Joint ventures including advances (Notes A and B) . . . . .        1,324,023
Mortgage servicing rights - net of accumulated
   amortization of $1,371 (Note A). . . . . . . . . . . . .           46,886
Mortgage loans held for sale (Notes A and C). . . . . . . .        1,541,640
Due from mortgage investors (Notes A and C) . . . . . . . .           52,179
Furniture, equipment and leasehold improvements - at
   cost, less accumulated depreciation and amortization
   of $363,901 (Note A) . . . . . . . . . . . . . . . . . .          203,373
Other assets (Note F) . . . . . . . . . . . . . . . . . . .        1,654,068
                                                                 -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .      $ 9,986,666
                                                                 ===========

                              L I A B I L I T I E S
                              ---------------------

Notes payable (Note C). . . . . . . . . . . . . . . . . . .      $   943,743
Accrued expenses and other liabilities (Note A) . . . . . .        1,608,193
                                                                 -----------
          Total liabilities . . . . . . . . . . . . . . . .        2,551,936
                                                                 -----------
Commitments, contingencies and other matters (Notes B, F, G, H and I)


                                                         STOCKHOLDERS' EQUITY
                                                         --------------------
                                                               (Note E)

Common stock - authorized 10,000,000 shares,
   par value $.10; issued 6,749,600 shares. . . . . . . . .          674,960
Paid-in surplus . . . . . . . . . . . . . . . . . . . . . .       14,984,510
(Accumulated deficit) . . . . . . . . . . . . . . . . . . .       (5,319,638)

          T o t a l . . . . . . . . . . . . . . . . . . . .       10,339,832

Less treasury stock, at cost - 1,203,227 shares in 1995 . .       (2,905,102)

          Total stockholders' equity. . . . . . . . . . . .        7,434,730
                                                                 -----------

          T O T A L . . . . . . . . . . . . . . . . . . . .      $ 9,986,666
                                                                 ===========
      Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year Ended December 31,
                                                     1995            1994
                                                     ----            ----

Revenues:
   Profit from joint ventures (Note B) . . . .    $1,939,087    $   339,317
   Financial consulting fees . . . . . . . . .       766,500        599,700
   Loan servicing fees (Notes A and J) . . . .       800,197        951,710
   Loan origination fees (Note A). . . . . . .       596,941        319,146
   Interest income . . . . . . . . . . . . . .       362,906        156,015
   Investment income . . . . . . . . . . . . .     1,083,884        380,962
   Other income. . . . . . . . . . . . . . . .       273,239        102,323
   Gain on sale of mortgage servicing rights
     (Note J). . . . . . . . . . . . . . . . .       379,705         93,873
                                                   ---------      ---------

          Total revenues . . . . . . . . . . .     6,202,459      2,943,046
                                                   ---------      ---------
Expenses:
   Compensation and related costs. . . . . . .     2,678,293      2,142,891
   Occupancy cost. . . . . . . . . . . . . . .       423,321        380,773
   Amortization of mortgage servicing rights .       361,422        467,093
   General and administrative. . . . . . . . .       905,145        692,296
   Professional fees and provision for
     contingencies and settlements . . . . . .       605,371        311,846
   Interest. . . . . . . . . . . . . . . . . .         6,627         30,348
                                                   ---------      ---------

          Total expenses . . . . . . . . . . .     4,980,179      4,025,247
                                                   ---------      ---------


Profit (loss) before taxes . . . . . . . . . .     1,222,280     (1,082,201)

Income tax provision (benefit) (Note D). . . .        37,611        (32,457)
                                                   ---------      ---------

NET INCOME (LOSS). . . . . . . . . . . . . . .    $1,184,669    $(1,049,744)
                                                  ==========    ===========


Net income (loss) per common share (Note A). .          $.20          $(.18)
                                                  ==========    ===========

Weighted average number of
   common shares outstanding . . . . . . . . .     5,820,800      5,997,171
                                                  ==========    ===========


      Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 Common Stock                                               Treasury Stock
                                 ------------             Paid-in     (Accumulated          --------------
                             Shares         Amount        Surplus        Deficit)         Shares      Amount         Total
                            ---------   ------------   ------------   ------------        -------  ------------  ------------
Balance - January 1,
1994 ..................     6,749,600   $    674,960   $ 14,984,510   $ (5,454,563)       744,105  $  2,494,280  $  7,710,627



Treasury stock acquired                                                                    39,800        24,643       (24,643)


Net (loss) ............                                                 (1,049,744)                                (1,049,744)
                            ---------   ------------   ------------   ------------        -------  ------------  ------------

Balance - December 31,
1994 ..................     6,749,600        674,960     14,984,510     (6,504,307)       783,905     2,518,923     6,636,240


Treasury stock acquired                                                                   419,322       386,179      (386,179)


Net income ............                                                  1,184,669                                  1,184,669
                            ---------   ------------   ------------   ------------        -------  ------------  ------------

BALANCE - DECEMBER 31,
1995 ..................     6,749,600   $    674,960   $ 14,984,510   $ (5,319,638)     1,203,227  $  2,905,102  $  7,434,730
                            =========   ============   ============   ============      =========  ============  ============

      Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                    1995                   1994
                                                                    ----                   ----
Cash flows from operating activities:
   Net income (loss). . . . . . . . . . . . . . . . . . . .     $ 1,184,669            $(1,049,744)
   Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization. . . . . . . . . . . .         456,722                561,671
       Share of (profit) from joint ventures less
         distributions. . . . . . . . . . . . . . . . . . .        (281,299)              (339,317)
       Realized (gain) on sale of joint venture . . . . . .      (1,276,267)
       Share of loss from other investments . . . . . . . .                                214,025
       Realized (gain) on sale or disposal of investments .        (325,999)              (115,898)
       Unrealized (gain) from trading securities. . . . . .         (27,523)
       (Gain) on sale of mortgage loans held for sale . . .        (379,505)               (93,873)
       Loss on sale of fixed assets . . . . . . . . . . . .           1,912
       Changes in operating assets and liabilities:
         Decrease (increase) in mortgage loans held for
           sale . . . . . . . . . . . . . . . . . . . . . .      (1,511,640)               723,450
         Decrease in due from mortgage investors. . . . . .           2,375                214,009
         (Purchases) of trading securities. . . . . . . . .      (3,541,756)
         Sales of trading securities. . . . . . . . . . . .       1,456,610
         (Increase) in other assets . . . . . . . . . . . .        (907,900)              (425,036)
         Increase (decrease) in accrued expenses and
           other liabilities. . . . . . . . . . . . . . . .          97,247               (226,520)
                                                                  ---------              ---------

           Net cash (used in) operating activities. . . . .      (5,052,354)              (537,233)
                                                                  ---------              ---------

Cash flows from investing activities:
   (Purchase) of investment securities. . . . . . . . . . .      (1,686,692)
   Sale of investment securities. . . . . . . . . . . . . .         508,907                 70,964
   (Purchase) of interest and advances to joint ventures. .                                   (500)
   Distributions from joint ventures - refinancing. . . . .       2,227,892                392,190
   Proceeds from sale of interest in joint venture. . . . .       1,681,622
   Proceeds from sale of other investment . . . . . . . . .         723,125                561,130
   Acquisition of mortgage servicing rights . . . . . . . .         (96,357)              (138,665)
   Proceeds from sale of mortgage service rights. . . . . .       2,144,763                320,994
   (Purchase) of fixed assets . . . . . . . . . . . . . . .         (18,637)               (28,325)
   Proceeds from sale of fixed assets . . . . . . . . . . .           8,752
                                                                  ---------              ---------
           Net cash provided by investing activities. . . .       5,493,375              1,177,788
                                                                  ---------              ---------
Cash flows from financing activities:
   Proceeds (payments) from short term borrowings . . . . .         564,264               (716,655)
   (Purchase) of treasury stock . . . . . . . . . . . . . .        (386,179)               (24,643)
                                                                  ---------              ---------
           Net cash provided by (used in) financing
             activities . . . . . . . . . . . . . . . . . .         178,085               (741,298)
                                                                  ---------              ---------

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                    1995                   1994
                                                                    ----                   ----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . .         619,106               (100,743)

Cash and cash equivalents at beginning of year. . . . . . .         739,624                840,367
                                                                  ---------              ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR. . . . . . . . . .     $ 1,358,730            $   739,624
                                                                ===========            ===========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest . . . . . . . . . . . . . . . . . . . . . . .     $     6,627            $    30,348
     Taxes. . . . . . . . . . . . . . . . . . . . . . . . .          35,828                 19,455

      Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:

         The Company is in the merchant banking business and it has an interest in two operating real estate joint ventures. In 1991, it entered the mortgage servicing business through the acquisition of Citizens Mortgage Service Company ("Citizens").

         During 1992, Citizens began originating mortgage loans and became a full service mortgage banker. During 1995, Citizens sold substantially all of its mortgage servicing portfolio and will concentrate on mortgage loan originations.

         [1]  Principles of consolidation:

                  The accompanying consolidated financial statements include the accounts of Helmstar Group, Inc. and its wholly-owned subsidiaries (the "Company").

                  All significant intercompany balances and transactions have been eliminated.

         [2]  Joint ventures and other investments:

                  Joint ventures,  with a 20% to 50% voting interest and limited partnership investments in investment partnerships are accounted for under the equity method. If management believes in good faith that the fair value of an interest in a joint venture or limited partnership interest is less than the carrying amount thereof, determined in accordance with the equity method of accounting, and such decline in value is other than temporary, the Company will establish a loss reserve equal to the amount of such decline. The carrying amount of this asset is presented net of any reserve in the Company's consolidated balance sheet. Each interest is reviewed separately, notwithstanding that all interests are combined for financial statement presentation purposes.

         [3]  Mortgage servicing rights:

                  Prior to the sale of substantially all of its mortgage servicing portfolio, the Company capitalized an amount equal to the lesser of the cost of bulk servicing rights acquired or the excess of the present value of the estimated revenues over the present value of the estimated costs associated with each portfolio acquired. The capitalized amount was amortized in proportion to, and over the period of, estimated net servicing income.

                  When the Company sold mortgage loans and retained the servicing rights, the gain or loss on such sales was adjusted to provide for recognition of normal servicing fees over the estimated servicing lives of the related mortgage loans. The adjustment equals the present value of the difference between the actual servicing fee rate and the normal servicing fee rate. Such adjustment is determined as of the date the mortgage loans are sold (the day that mortgage loan documents are shipped to investors pursuant to existing sales commitments). To the extent that the actual servicing fee rate exceeds the normal servicing fee rate, a receivable results and such receivable was realized through receipt of the actual servicing fee rate. If the normal servicing fees were expected to be less than estimated servicing costs over the estimated lives of the loans, the expected loss also was recognized as of the date of sale.

                  The Company reviewed the carrying amount of each portfolio of mortgage servicing rights for possible impairment. If the estimated future servicing costs exceeded the estimated future servicing revenues, the Company recognized a loss equal to such excess, and reduced its future amortization expense accordingly.

                  Purchased  mortgage   servicing  rights   transactions  as  at
December 31, 1995 are as follows:

                  Mortgage servicing rights:
                     Beginning of period. . . . .  $ 2,077,108
                     Purchases - net. . . . . . .       96,357
                     Sales. . . . . . . . . . . .   (1,765,218)
                     Amortization . . . . . . . .     (361,361)
                                                   -----------
                  Balance, end of year. . . . . .  $    46,886
                                                   ===========

         [4]  Mortgage loans held for sale:

                  Mortgage loans held for sale are reported at the lower of cost or fair value (as determined in good faith by management). The aggregate method is used whereby unrealized losses are offset by unrealized gains.

                  The Company recognizes gain or loss on the sale of mortgage loans on the day of which the mortgage loan documents are shipped to investors pursuant to existing sales commitments.

         [5]  Deferred loan fees:

                  Loan origination fees and direct loan origination costs are deferred and recognized as income or expense when loans are sold to the permanent investors (the day mortgage loan documents are shipped).

         [6]  Depreciation and amortization:

                  Furniture, fixtures and equipment are being depreciated using both straight-line and accelerated methods over estimated lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

         [7]  Statements of cash flows:

                  For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         [8]  Income (loss) per share:

                  Income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year. Common share equivalents relating to the Company's incentive compensation plan have been excluded from the computation in 1994 as they are antidilutive.

         [9] Change in accounting principle and recently issued accounting pronouncements:

                  In 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), which the Company adopted in 1994. SFAS 115 requires, among other things, the classification of investments in one of three categories based on the Companies' intent: trading, available-for-sale and held-to- maturity, with trading and available-for-sale securities carried at fair value and held-to-maturity securities carried at amortized cost.

                  The cumulative effect of adopting SFAS 115 is considered immaterial.

                  The Company has investments in marketable securities consisting of U.S. T-Bills and municipal securities. The U.S. T-Bills mature in less than one year. The municipal securities are bought and held principally for the purpose of selling them in the near future and are carried at market value. U.S. T-Bills are classified as securities that are held to maturity.

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. SFAS 123 requires, among other things, that companies establish a fair value based method of accounting for stock-based compensation plans.

                  The Company does not expect that the financial statement effects of adopting SFAS 121 and SFAS 123 will be material.

       [10]       Financial instruments with off-balance sheet risk:

                  In the normal course of business, the Company enters into transactions in derivative financial instruments which contain off- balance sheet risk whereby changes in market values may be in excess of amounts recognized in the financial statements.

                  Substantially all the Company's cash and securities positions are deposited with clearing brokers for safekeeping purposes. The brokers are highly capitalized and are members of major securities exchanges.


(NOTE B) - Joint Ventures:

         [1] Joint ventures as at December 31, 1995 consist of the following:

                  Real estate joint ventures - 50% voting interest with majority financial interest in partnerships:
                       Blowing Rock
                         Outlet Partners  Shopping Center         $    8,518

                       Nags Head Outlet
                             Partners     Shopping Center          1,315,005

                       Other                                             500
                                                                  ----------
                                Total real estate joint
                                      ventures                    $1,324,023
                                                                  ==========

         [2] Summary combined financial information of the real estate joint ventures as at December 31, 1995, are as follows:

          Operating properties. . . . . . . .  $11,765,488
          Other assets. . . . . . . . . . . .      400,583
                                               -----------
                    Total assets. . . . . . .   12,166,071
                                               -----------
          Notes payable . . . . . . . . . . .   10,806,790
          Other liabilities . . . . . . . . .      218,591
                                               -----------
                    Total liabilities . . . .   11,025,381
                                               -----------
                    Net assets. . . . . . . .  $ 1,140,690
                                               ===========

          Company's investment. . . . . . . .  $ 1,324,023 (b)
                                               ===========

                                         Year Ended December 31,
                                         -----------------------
                                           1995          1994
                                           ----          ----

          Rental income. . . . . . . .  $2,176,689   $ 3,170,786
          Operating expenses . . . . .    (830,730)   (1,639,453)
          Other expense. . . . . . . .    (876,476)   (1,063,995)
                                        ----------   -----------
                    Net income . . . .  $  469,483   $   467,338
                                        ==========   ===========

          Company's share. . . . . . .  $  334,551   $   339,317
          Adjustment for distribution
             in excess of basis. . . .     328,269
                                        ----------   -----------
                                           662,820       339,317
          Company's share of gain on
             sale of assets of a
             joint venture (a) . . . .   1,276,267
                                        ----------   -----------
          Profit from joint ventures .  $1,939,087   $   339,317
                                        ==========   ===========

                  (a) First Highpoint Limited Partnership, a partnership in which the Company had a majority financial interest, sold a 140 unit apartment project, located in Plano, Texas, to an insurance company. The all cash sale closed on February 22, 1995.

                  (b) During 1995 the Company received extraordinary distributions, as defined, in excess of basis of investment in joint venture due to a refinancing of the joint venture's debt.


         [3] A reconciliation of the Company's investment in real estate joint ventures as at December 31, 1995 is as follows:

                  Balance, beginning of year. . . . .  $ 3,675,971
                  Net income. . . . . . . . . . . . .      662,820
                  Gain on sale of assets of a joint
                     venture. . . . . . . . . . . . .    1,276,267
                  Distributions . . . . . . . . . . .   (4,291,035)
                                                        ----------

                  Balance, end of year. . . . . . . .  $ 1,324,023
                                                       ===========

         [4] Pro forma summary combined operating results of the joint ventures in which the Company is a co-venturer, excluding First Highpoint Limited Partnership, are as follows:

                                                     For the
                                                    Year Ended
                                                   December 31,
                                                       1994
                                                   ------------
              Rental income . . . . . . . . . . .   $2,046,469
              Operating expenses. . . . . . . . .     (871,647)
              Other expense . . . . . . . . . . .     (711,505)
                                                   ------------
                        Net income. . . . . . . .   $  463,317
                                                    ==========

              Company's share of profit from
                 joint ventures . . . . . . . . .   $  335,297
                                                    ==========


(NOTE C) - Notes Payable:

         Notes payable as at December 31, 1995 consist of the following:

         Advance under a $350,000  line of credit  collateralized  by all future mortgage servicing fees and bears interest at 1%
            above the prime rate.  Expires April 1996 (a)  $350,000

         Advances under a securities brokerage account
            agreement, the terms of which provide that
            securities held by the brokerage firm
            collateralize such advances (b) . . . . . . .   593,743
                                                           --------
                   T o t a l. . . . . . . . . . . . . . .  $943,743
                                                           ========

         (a) The line of credit includes covenants requiring that the Company maintain a mortgage servicing portfolio with mortgage principal of at least $200,000,000 (Note J). The bank waived this requirement through March 31, 1996.

         (b) Under the warehouse line of credit, the Company may borrow the lesser of $2,000,000 or 98% of the sum of the mortgage loans held for sale and amounts due from mortgage investors.


(NOTE D) - Income Taxes:

         The Company and its subsidiaries file consolidated federal income tax returns.

         The provisions (benefits) for income taxes consist of state and local taxes of $37,611 and ($32,457) for the years ended December 31, 1995 and December 31, 1994, respectively.

         At December 31, 1995 the Company has net operating loss carryforwards for federal income tax purposes of approximately $10,211,000, which expire from 2006 through 2009. The difference between the accumulated loss for financial reporting purposes and that for federal income tax purposes is primarily due to a provision which has been established for litigation losses which is currently not deductible for tax purposes.

         The Company has not recorded the $3,700,000 benefit from either its net operating loss carryforward of $3,471,000 or litigation provision of $229,000, because realization of the benefit is uncertain and therefore a valuation allowance (decreased by approximately $500,000 for 1995) has been provided.

         The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for the years 1985 through 1989. The IRS has proposed certain adjustments to the returns for possible additional income tax due in the amount of approximately $958,000 (exclusive of interest and penalties.) The Company does not agree with the proposed adjustments and has engaged tax counsel to protest them. (See Note F[4].)

         The effective tax rate varied from the statutory federal income tax rate as follows:

                                                     For the
                                                    Year Ended
                                                   December 31,
                                                   ------------
                                                  1995     1994
                                                  ----     ----

         Statutory rate . . . . . . . . . . . .   34.0 %   34.0 %

         State and local taxes, net of federal
            income tax. . . . . . . . . . . . .    2.0     (3.0)

         Nondeductible expenses . . . . . . . .    4.8

         Nonutilization of net operating loss
            carryforwards . . . . . . . . . . .           (34.0)

         Decrease of valuation allowance. . . .  (37.7)
                                                 -----    -----

         Effective rate . . . . . . . . . . . .    3.1 %   (3.0)%
                                                 =====     =====


(NOTE E) - Incentive Compensation Plan:

         Under the Company's 1990 Incentive Compensation Plan (the "Plan"), the Company has reserved an aggregate of 500,000 shares of its common stock for issuance to officers and other key employees in the form of incentive or nonqualified stock options, stock appreciation rights, or restricted stock awards. Incentive stock options granted under the Plan must be exercisable at a price per share not less than 100% (110% in the case of a 10% stockholder) of the fair market value of the Company's common stock on the date of grant. Options cannot be exercised after ten years (five years in the case of a 10% stockholder) from the date of grant. Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. During 1992, options to purchase 150,000 shares were granted at an exercise price of $.5625 per share. These are the only options outstanding, 75,000 of which are exercisable, as of December 31, 1995.

(NOTE F) - Commitments, Contingencies and Other Matters:

         [1] In 1995, the Company, per the terms of its lease, paid a penalty of $70,000 to cancel the lease on its corporate headquarters in early 1996. The Company is currently in the process of negotiating a lease on the same space. Rental expense was $319,500 and $348,000 for the years ended December 31, 1995 and December 31, 1994, respectively.

                  Minimum future annual rental payments are as follows:

                           1996 . . . . . . . . . . . . .  $127,000
                           1997 . . . . . . . . . . . . .    66,000
                           1998 . . . . . . . . . . . . .    16,500

         [2] The Company has a Retirement Savings Plan for its employees, pursuant to Section 401(k) of the Internal Revenue Code. The Company matched 25% of employee contributions for the entire year 1994 and a portion of the 1995 year. Employees vest immediately in their own and employer matching contributions. The Company's contribution to the plan in 1995 and 1994 was approximately $9,300 and $46,000, respectively.

         [3] During 1995 and 1994 consulting fees from one financial institution accounted for approximately 12% and 20%, respectively, of total revenue.

         [4] In certain instances the Company provided reserves for unsettled lawsuits and other matters when the potential contingent liability could be reasonably quantified and a negative outcome is probable. Provision for such contingent liabilities are included in the Company's financial statements. When the potential contingent liability could not be reasonably quantified and the ultimate outcome presently cannot be determined, no provision for any liability that may result has been made in the Company's financial statements.


(NOTE G) - Litigation:

         [1] In June, July and August 1987 three separate class action lawsuits were filed against the Company, certain current or former officers and directors of the Company, and others in the U.S. District Court for the Eastern District of Pennsylvania. The three cases, which have been consolidated by the multidistrict panel for the purpose of discovery, were filed on behalf of bondholders who purchased the City of Chester, Pennsylvania Resource Recovery Revenue Bonds ("Chester Bonds"); City of East St. Louis, Illinois, Port Facilities Development Revenue Bonds; and City of East St. Louis, Illinois Resource Recovery Bonds.

         Three additional independent bondholder actions were filed as separate suits relating to Guam Economic Development Authority, Multifamily Mortgage Revenue Bonds; County of St. Louis, Missouri, Multi-Family Housing Revenue Bonds; and Chester Bonds. These actions were joined as "tag-along" actions in the multidistrict litigation.

         In January 1995, the Court granted defendants' motions for summary judgment in all of the actions. Thereafter, the parties entered into a class-wide settlement agreement. The settlement agreement was approved by the Court in August 1995. The Company's share of the settlement costs have been provided in the Company's consolidated financial statements. (See Note F[4].)

         [2] In 1989, an arbitration was commenced by the senior managing underwriters ("Claimants"), against syndicate members, including the Company ("Respondents"), of various Washington Public Power Supply System ("WPPSS") bond syndicates that sold certain tax-exempt bonds to the public in a series of offerings in the period 1978 through 1981.

         In January 1992, the National Association of Securities Dealers' Arbitration Panel determined the liability of the Respondents. The New York State Supreme Court entered judgment on the award against the Company in October 1992. With the New York State Court of Appeals' denial of the Company's motion for leave to appeal in September 1994, the judgment is final.

         In a related matter, the Claimants assert that Respondents, including the Company, are responsible for a share of costs in settling claims relating to WPPSS bond underwritings which the Claimants could not recover from syndicate members that were bankrupt, liquidated, dissolved or otherwise out of business. The Claimants assert that the Company is liable for approximately $39,000 plus interest thereon from August 14, 1992. The arbitration panel did not consider whether solvent Respondents would have to bear such costs.

         All matters relating to the Company's liability to Claimants were settled in March 1996. Provision for the Company's liability previously had been made in the Company's consolidated financial statements. (See Note F[4].)

         [3] In July 1993, an action was commenced against multiple defendants, including the Company, in the California Superior Court. The plaintiff asserts numerous claims in connection with the issuance of Housing Authority of the County of Riverside, Multi-Family Housing Revenue Bonds, Series 1985A ("Ironwood Bonds"). The Company was the underwriter of the Ironwood Bonds.

         This lawsuit had been transferred to the U.S. District Court for the Central District of California. Certain claims against one defendant were severed and transferred to the U.S. District Court for the Southern District of Texas. The other claims, including those against the Company, were remanded to the Superior Court of California, County of Riverside.

         The plaintiff allegedly acquired an apartment project financed with the proceeds of such bond issue from the original developer. The Housing Authority sought indemnity from the plaintiff for expenses it allegedly incurred in contesting the IRS' assertion that the Ironwood Bonds were not tax-exempt.

         A cross-claim was filed against multiple defendants, including the Company, by one co-defendant for indemnification and apportionment of fault. Two other co-defendants filed a cross-complaint alleging claims in connection with the Ironwood Bonds and another bond issue, Housing Authority of the County of Riverside, Multi-Family Housing Revenue Bonds, Series 1985A ("Whitewater Bonds") against multiple defendants, including the Company. By a standstill agreement dated January 21, 1994, cross-claimants and certain parties, including the Company, have agreed not to pursue cross-claims against one another at this time.

         The plaintiff seeks compensation and punitive damages as well as indemnification and equitable relief. In four counts, two of which involve the Company as well as other defendants, the plaintiff seeks compensatory damages plus interest estimated to be no less than $5 million per count.

         A status conference in this action has been continued until June 7, 1996. The Company believes that the action is without merit and is vigorously defending its position. It is too early to assess the potential for, and the amount of, any damage in connection with this lawsuit.

         In October 1995, the United States Tax Court determined that interest earned on the Ironwood Bonds and the Whitewater Bonds was not tax-exempt. The petitioners, who are not related to the plaintiff in this litigation, have appealed the Tax Court's decision to the United States Court of Appeals for the Ninth Judicial Circuit.

         [4] In October 1993, a class action was commenced in the New York State Supreme court against the Company alleging that the Company routinely held more funds in its mortgage escrow accounts than allowed under law or the homeowners' mortgage contracts. These escrow accounts were maintained in connection with the Company's mortgage servicing activities to pay taxes and insurance on behalf of individual mortgagors. The Company believes its method of calculating required escrow payments was in accordance with applicable rules and regulations in effect during the period covered by this litigation.

         In October 1995, the Court approved a class-wide settlement agreement. The cost of the settlement has been provided in the Company's consolidated financial statements. (See Note F[4].)

         [5] In June 1995, a second amended complaint was filed against multiple parties, including the Company, in a case pending in the U.S. District Court, District of Colorado. The plaintiff purchased bonds in a secondary market transaction in August 1991. Such bonds allegedly were issued by the Industrial Development Board of the Metropolitan Government of Nashville and Davidson for the Woodlands Apartments Project. The plaintiff asserted claims for misrepresentation, breach of contract, and federal securities law violations in connection with the issuance of the bonds. The plaintiff contends that the IRS notified it that the interest on the bonds was not tax-exempt. Allegedly, the plaintiff paid the IRS $15,414.26 for additional tax and interest relating to its 1991 tax liability and $36,828 for additional tax relating to its 1993 tax liability. The plaintiff asserts it anticipates with reasonable certainty that the IRS will assess additional tax of $33,480 plus interest and penalties for 1992. The plaintiff is seeking actual and punitive damages, costs, attorney fees and other relief the Court deems just and proper.

         In November 1994, one of the defendants filed a third party complaint against the Company. This defendant, an alleged underwriter of the bonds, asserts that it would be entitled to indemnification or contribution from the Company if such defendant is adjudged to be liable to the plaintiff.

         The Company has filed answers denying all claims. Factual discovery is scheduled to end in May 1996. It is too early to assess the potential for, and the amount of, any damages in connection with this lawsuit. (See Note F[4].)

         [6] There are various claims against the Company with respect to matters arising out of the ordinary conduct of its business. Outside counsel for the Company has advised that at this time they cannot offer an opinion as to the probable outcome of any of these matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of operations.


(NOTE H) - Financial Information Relating to Industry Segments:

         The Company's operations are classified into two principal industry segments: merchant banking and mortgage banking.

                                          Year Ended December 31,
                                          -----------------------
                                            1995          1994
                                            ----          ----
Revenues from unaffiliated customers:
   Merchant banking . . . . . . . . . .  $2,711,078   $   935,045
   Mortgage banking . . . . . . . . . .   2,094,400     1,594,103
   Other corporate income . . . . . . .   1,396,981       413,898
                                         ----------   -----------

          Total revenues. . . . . . . .  $6,202,459   $ 2,943,046
                                         ==========   ===========

Income (loss) from operations:
   Merchant banking . . . . . . . . . .  $1,437,920   $  (305,089)
   Mortgage banking . . . . . . . . . .    (349,200)     (578,534)
                                         ----------   -----------
          Income (loss) from operations   1,088,720      (883,623)


General corporate income (expenses) -
   net. . . . . . . . . . . . . . . . .     133,560      (198,578)
                                         ----------   -----------
Income (loss) before taxes. . . . . . .  $1,222,280   $(1,082,201)
                                         ==========   ===========
Identifiable assets:
   Merchant banking . . . . . . . . . .  $1,324,023   $ 3,675,971
   Mortgage banking . . . . . . . . . .   3,840,700     2,919,473
   General corporate. . . . . . . . . .   4,821,943     1,931,221
                                         ----------   -----------
               T o t a l. . . . . . . .  $9,986,666   $ 8,526,665
                                         ==========   ===========

         In the normal course of business, the Company is a party to financial instruments which have off-balance sheet risk. The Company's risk of accounting loss due to the credit risks and market risks associated with these off-balance sheet instruments varies with the type of financial instrument and principal amounts and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument more or less valuable.


(NOTE I) -  Financial Instruments With Off-Balance Sheet Risk or Concentration
            of Credit Risk:

         [1] The following table summarizes the Company's significant financial instruments at December 31, 1995:

         Commitments to extend credit for
            mortgage loans. . . . . . . . . . .  $ 3,123,400

         Commitments to sell mortgage loans . .    2,757,200

         Forward contracts to sell mortgage
            loans . . . . . . . . . . . . . . .   10,071,000

         The Company's predominant focus in mortgage loan origination has been to finance residential real estate in greater Philadelphia.

         Foreclosure losses on mortgage loans serviced on a nonrecourse basis usually are the responsibility of the permanent investor, as the owner of the loans, not the Company, as mortgage servicer. With respect to loans serviced on a recourse basis, however, such losses usually are the responsibility of the Company, as mortgage servicer. The Company, however, may have claims against other parties for contribution or indemnification. The Company's maximum liability in connection with servicing loans on a recourse basis is equal to the unamortized principal balance of such loans plus related costs of collection and any other unrecovered advances.

         In the normal course of its mortgage banking activities, the Company enters into both optional and mandatory commitments to sell mortgage loans that it originates. The Company commits to sell the loans at specified prices in a future period ranging from 30 to 120 days from the date of commitment directly to mortgage investors. Market risk is associated with these financial instruments which result from movements in interest rates, and is reflected by gains or losses on the sale of the mortgage loans determined by the difference between the price of the loan and the price guaranteed in the commitment. In certain instances, the Company is liable to certain investors for losses incurred. Losses historically have been minimal.

         [2] At December 31, 1995, the Company was long 100 muni indexes at fair value, which approximates average fair value of $12,103,125, and short 71 treasury bond futures at fair value which approximates average fair value of $8,625,281.

         Net realized gains on these financial instrument transactions for the year ended December 31, 1995 were $711,180.


(NOTE J) - Sale of Mortgage Servicing Rights:

         Substantially all of the servicing rights were sold in December 1995 for a total of $2,317,700. The Company intends to sell any mortgage loan servicing rights in 1996 which were not previously sold. The Company does not expect a loss on this disposition.

                          BLOWING ROCK OUTLET PARTNERS

                      FINANCIAL STATEMENTS AND AUDIT REPORT

                                December 31, 1995

                          BLOWING ROCK OUTLET PARTNERS
                                    CONTENTS





REPORT OF INDEPENDENT ACCOUNTANTS

BALANCE SHEET

STATEMENTS OF INCOME AND VENTURERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                 Joseph Decosimo
                                   and Company
                          Certified Public Accountants

              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP
- - --------------------------------------------------------------------------------
Private Companies Practice Section     Member AICPA Division for CPA Firms
                           SEC Practice Section


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Co-Venturers
Blowing Rock Outlet Partners
Nashville, Tennessee

We have audited the accompanying balance sheet of Blowing Rock Outlet Partners (a joint venture) as of December 31, 1995, and the related statements of income and venturers' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blowing Rock Outlet Partners as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Joseph Decosimo and Company, LLP


Chattanooga, Tennessee
January 16, 1996

                          BLOWING ROCK OUTLET PARTNERS
                                  BALANCE SHEET
                                December 31, 1995

          ASSETS

Land                                                                $ 1,658,000
Building and Improvements                                             5,065,701
Construction-In-Progress                                                  8,579
Fixtures                                                                  7,551
                                                                    -----------
                                                                      6,739,831
Accumulated Depreciation                                             (1,170,204)
                                                                    -----------
                                                                      5,569,627

Cash and Cash Equivalents                                                24,327
Receivables                                                               1,655
Prepaid Expenses                                                         71,102
Intangible Assets, net                                                  201,815
                                                                    -----------

TOTAL ASSETS                                                        $ 5,868,526
                                                                    ===========


          LIABILITIES AND VENTURERS' DEFICIT

LIABILITIES
  Note Payable                                                      $ 6,501,041
  Accounts Payable and Deferred Revenue                                  30,949
  Tenant Deposits                                                        29,938
  Due to Related Parties                                                 39,742
  State Income Taxes Payable                                             31,065
                                                                    -----------

          Total Liabilities                                           6,632,735

VENTURERS' DEFICIT                                                   (  764,209)
                                                                    -----------

TOTAL LIABILITIES AND VENTURERS' DEFICIT                            $ 5,868,526
                                                                    ===========

    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                   STATEMENTS OF INCOME AND VENTURERS' EQUITY
                     Years Ended December 31, 1995 and 1994

                                             1995                   1994

REVENUES
  Rental Revenue                         $ 1,243,504            $ 1,168,446
                                           ---------              ---------

EXPENSES
  Management Fees                             62,175                 58,422
  Leasing Commissions                         22,469                 12,886
  Professional Services                        8,250                  5,610
  Common Area Maintenance, net of
    recoveries from tenant                     9,077             (   11,774)
  Landlord Repairs                            15,425                 15,865
  Bad Debt Expense (Recoveries)           (      315)                17,581
  Other                                           47                    187
                                           ---------              ---------
                                             117,128                 98,777
                                           ---------              ---------

INCOME FROM OPERATIONS                     1,126,376              1,069,669
                                           ---------              ---------

OTHER INCOME (EXPENSE)
  Interest Income                              7,262                  5,338
  Interest Expense                        (  506,455)            (  318,283)
  Depreciation                            (  201,759)            (  202,057)
  Amortization                            (   49,851)            (   78,410)
  State Income Tax                        (   31,051)            (   37,795)
  Real Estate Taxes                       (    2,198)            (    4,358)
                                           ---------              ---------
                                          (  784,052)            (  635,565)
                                           ---------              ---------

NET INCOME                                   342,324                434,104

VENTURERS' EQUITY - beginning of year      1,834,880              1,575,494

  Distributions                           (2,941,413)            (  174,718)
                                           ---------              ---------

VENTURERS' EQUITY
  (DEFICIT) - end of year                $(  764,209)           $ 1,834,880
                                           =========              =========

    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995 and 1994

                                              1995                    1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                             $   342,324            $   434,104
  Adjustments to Reconcile Net
    Income to Net Cash Provided by
    Operating Activities -
    Depreciation and Amortization            251,610                280,467
    Bad Debt Expense (Recoveries)         (      315)                17,581
    Changes in Operating Assets
      and Liabilities -
      Decrease (Increase) in -
        Receivables                            2,534                  6,312
        Prepaid Expenses                      39,311             (   45,709)
        Deferred Leasing Fees             (    3,511)            (   13,179)
      Increase (Decrease) in -
        Accounts Payable and Deferred
          Revenue                             15,313             (   24,699)
        Accrued Interest                      51,171                    683
        Tenant Deposits                   (    3,409)            (   10,440)
        Due to Related Parties                   173                    351
        State Income Taxes Payable        (    7,287)                 7,513
                                           ---------              ---------

       Net Cash Provided by Operating
         Activities                          687,914                652,984
                                           ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                    (   34,825)            (   68,530)
                                           ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of
    Long-Term Debt                         2,551,413                  -
  Repayment of Notes Payable              (  168,959)            (  445,000)
  Distributions to Venturers              (2,941,413)            (  174,718)
  Loan Fees Paid                          (   90,895)                 -
                                           ---------              ---------

       Net Cash Used by Financing
        Activities                        (  649,853)            (  619,718)
                                           ---------              ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                         3,236             (   35,264)

CASH AND CASH EQUIVALENTS -
    beginning of year                         21,091                 56,355
                                           ---------              ---------

CASH AND CASH EQUIVALENTS -
    end of year                          $    24,327            $    21,091
                                           =========              =========

    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995 and 1994



                                             1995                    1994

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash Paid During the Year for -
    Interest                             $   455,284            $   317,600
    Income Taxes                         $    38,338            $    30,282


SUPPLEMENTAL DISCLOSURE OF
  NONCASH FINANCING ACTIVITIES
  Issuance of Note Payable               $ 6,550,000            $     -
  Intangible Assets Paid at Closing       (  106,103)                 -
  Prepaid Assets Paid at Closing          (   56,656)                 -
  Interest Paid at Closing                (   78,000)                 -
  Repayment of Note Payable
    at Closing                            (3,757,828)                 -
                                         -----------            -----------

NET PROCEEDS FROM ISSUANCE OF
  LONG-TERM DEBT                         $ 2,551,413            $     -
                                         ===========            ===========

    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                          NOTES TO FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the joint venture are as follows:

DESCRIPTION OF BUSINESS - Blowing Rock Outlet Partners is a joint venture engaged in the business of renting retail space to manufacturers' outlet stores in Watauga County, North Carolina.

RENTAL INCOME - Rent is reported as income over the lease term as it is earned. Rent received from tenants in advance is accounted for as deferred revenue.

CASH EQUIVALENTS - The venture considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets.

INTANGIBLE ASSETS - Developmental and other costs incurred before operations commenced are capitalized as start-up costs. Initial and renewal leasing commissions are amortized over the remaining lease periods. The cost of intangible assets is amortized using the straight-line method over the following estimated useful lives:

                                                              Years

         Organization and Start-Up Costs                       5
         Deferred Leasing Fees                                 5
         Loan Fees                                             7

INCOME TAXES - No provision for federal income taxes is reflected in the financial statements since the tax effects of the venture's income or loss are passed through to the individual venturer. State income taxes in the State of North Carolina are paid by the venture on behalf of the venturers.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ORGANIZATION

Blowing Rock Outlet Partners was organized under the laws of the State of North Carolina on June 10, 1988, for the purpose of acquiring, developing and operating a shopping center in Watauga County, North Carolina. The two venturers are Burrows, Hayes Company, Inc. (BHC) and Company Stores Management Corp.
(CSMC).

The joint venture agreement provides that net cash flow, as defined therein, is allocated and distributed first to BHC up to the amount of the current year preferred return and any unpaid preferred return from prior years. Any remaining balance is allocated 55% to BHC and 45% to CSMC. The preferred return is equal to 10% per annum of BHC's capital contribution of $1,449,000 less any distributions in excess of the preferred return paid from sale or refinancing proceeds. In April 1995, the joint venture refinanced the rental property and BHC received a distribution from loan proceeds in excess of $1,449,000. Accordingly, the joint venture no longer has to make a preferred return allocation. All net cash flow is distributable 55% to BHC and 45% to CSMC.

Taxable income is allocated first to BHC to the extent of all distributions of the preferred return for the current year and for all prior years, less all prior allocations of taxable income relating to the preferred return distributions made in previous years. Thereafter, taxable income is allocated 55% to BHC and 45% to CSMC.


INTANGIBLE ASSETS

Intangible assets consist of the following:

                                            1995

Deferred Leasing Fees                    $  39,977
Loan Fees                                  196,997
                                         ---------
                                           236,974
Accumulated Amortization                  ( 35,159)
                                         ---------
                                         $ 201,815
                                         =========

NOTE PAYABLE

The note payable is a LIBOR plus 3.10% note collateralized by real estate and the assignment of leases and rents. The interest rate is determined semiannually as the lesser of LIBOR plus 3.10%, 13.5375% or the maximum legal rate. Monthly payments are $55,757 including interest as of December 31, 1995, and are reset semiannually to reflect changes in the interest rate. The remaining principal balance and accrued interest are due May 1, 2002. The venture is also required under the note agreement to make monthly payments totaling $3,500 to establish reserves which may be drawn against under certain restrictions for interest payments, leasing commissions and certain improvements and maintenance expenditures.

The note is dated April 11, 1995, and the proceeds from this borrowing were used to satisfy by direct payment at closing all remaining indebtedness under the note payable to NationsBank of North Carolina.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1995, are as follows:

Year Ending
  December 31, 1996                      $  97,123
  December 31, 1997                      $  95,301
  December 31, 1998                      $ 104,248
  December 31, 1999                      $ 114,034
  December 31, 2000                      $ 124,739


RELATED PARTY TRANSACTIONS

Effective April 1, 1995, CS Partners (CSP) began managing the rental property for 5% of total rents collected. CSP is an affiliate of CSMC, one of the venturers. Prior to such time, CSMC managed the rental property for 5% of total rents collected. Management fees paid totaled $62,175 for 1995 and $58,422 for 1994.

CSP also assumed leasing agent responsibilities on April 1, 1995. The joint venture pays CSP an initial fee of 12.5% of the total base rental dollars accruing for the first year of new leases and 3% of the base and percentage rents each year thereafter for the term of said lease. In addition, the venture pays a 2% commission on any leases which are renewed. Prior to April 1, 1995, a different affiliate of CSMC acted as leasing agent for the same commission arrangement as outlined above. Leasing commissions paid totaled $25,980 for 1995 and $26,065 for 1994.

LEASES

Minimum future rentals to be received by the joint venture under noncancelable operating leases as of December 31, 1995, consist of the following:

Year Ending
  December 31, 1996                      $ 1,008,796
  December 31, 1997                          886,095
  December 31, 1998                          807,887
  December 31, 1999                          397,990
  December 31, 2000                           24,586
                                         -----------
                                         $ 3,125,354
                                         ===========

The joint venture receives rents from tenants under noncancelable operating leases typically with five year lease terms. Virtually all tenants pay a minimum guaranteed rental based on square footage and a percentage rental based on a percentage of gross sales over a certain sales level per year. Percentage rents totaled $76,406 for 1995 and $85,445 for 1994.

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                                                        Contents






Independent auditors' report

Financial statements
      Balance sheets
      Statements of operations
      Statements of changes in partners' equity
      Statements of cash flows
      Summary of accounting policies
      Notes to financial statements

[GRAPHIC -- COMPANY LOGO]
BDO Seidman, LLP                        2400 Plaza of the Americas
Accountants and Consultants             600 North Pearl Street
                                        Dallas, Texas 75201-2828
                                        Telephone: (214) 220-3131
                                        Fax: (214) 969-9057

Independent Auditors' Report


To the Partners
First Highpoint Limited Partnership
Dallas, Texas

We have audited the accompanying balance sheets of First Highpoint Limited Partnership (a Texas limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is express an opinion on these financial statements based on our audit. The financial statements of First Highpoint Limited Partnership for the year ended December 31, 1992 were audited by other auditors whose report dated February 12, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Highpoint Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/BDO Seidman, LLP

February 7, 1995

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                                                  Balance Sheets

December 31,                                                       1994                  1993
- - ---------------------------------------------------------------------------------------------------

Assets
  Land, buildings, and equipment (Note 2)                $        4,371,411       $     4,530,107
  Cash                                                               47,853                30,741
  Escrow deposits                                                   147,829               156,306
  Prepaid insurance and other assets                                 28,333                25,309
  Intangible assets (Note 3)                                         46,582                68,631
- - ---------------------------------------------------------------------------------------------------


Total assets                                             $        4,642,008       $     4,811,094
===================================================================================================




Liabilities and Partners' Equity

  Mortgage note payable (Note 4)                         $        4,353,127       $     4,389,230
  Accounts payable - trade and accrued liabilities                  127,771                96,723
  Accrued interest payable                                           32,648                32,919
  Accounts payable - affiliates                                       2,001                   593
  Tenants security deposits                                          18,860                15,049
- - ---------------------------------------------------------------------------------------------------


Total liabilities                                                 4,534,407             4,534,514
- - ---------------------------------------------------------------------------------------------------


Partners' equity                                                    107,601               276,580
- - ---------------------------------------------------------------------------------------------------


Total liabilities and partners' equity                   $        4,642,008       $     4,811,094
===================================================================================================

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                                        Statements of Operations

For the years ended December 31,                                       1994               1993               1992
- - -------------------------------------------------------------------------------------------------------------------

Revenue:
  Rental revenue                                          $       1,124,317     $    1,082,992    $       948,722
  Miscellaneous income                                               30,805             24,591             14,832
- - -------------------------------------------------------------------------------------------------------------------


Total Revenue                                                     1,155,122          1,107,583            963,554
- - -------------------------------------------------------------------------------------------------------------------


Expenses:
  Interest                                                          393,295            396,414            352,616
  Depreciation and amortization                                     217,272            238,821            200,939
  Salaries and wages                                                110,386             99,890             96,301
  Taxes and insurance                                               142,347            135,139            135,261
  Leasing and make ready expense                                     49,780             42,567             56,984
  Management fees (Note 5)                                           57,740             55,170             48,166
  Repairs and maintenance                                            46,294             44,351             42,283
  Other operating expense                                           133,987            114,549            109,663
- - -------------------------------------------------------------------------------------------------------------------


Total Expenses                                                    1,151,101          1,126,901          1,042,213
- - -------------------------------------------------------------------------------------------------------------------


Net Income (Loss)                                         $           4,021     $      (19,318)   $       (78,659)
===================================================================================================================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                        Statement of Changes in Partners' Equity

                                                                       General          Limited
                                                                       Partner         Partners             Total
- - -------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1991                                            (100,751)         760,566           659,815

  Capital distributions                                                (31,379)        (143,879)         (175,258)

  Net loss                                                             (19,665)         (58,994)          (78,659)
- - -------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1992                                            (151,795)         557,693           405,898

  Capital distributions                                                      -         (110,000)         (110,000)

  Net loss                                                              (4,830)         (14,488)          (19,318)
- - -------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1993                                            (156,625)         433,205           276,580

  Capital distributions                                                      -         (173,000)         (173,000)

  Net income                                                             1,005            3,016             4,021
- - -------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1994                                        $   (155,620)   $     263,221     $     107,601
===================================================================================================================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                                        Statements of Cash Flows

For the years ended December 31,                                       1994               1993               1992
- - -------------------------------------------------------------------------------------------------------------------

Operating Activities:
  Net income (loss)                                       $           4,021     $      (19,318)   $       (78,659)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                 217,272            238,821            200,939
      Change in operating assets and liabilities:
        Prepaid insurance and other assets                           (3,024)           (14,954)            (1,798)
        Receivable - general partner                                      -                  -             35,307
        Escrow deposits                                               8,477              7,119             83,870
        Accounts payable                                             32,455             47,305             10,312
        Tenant security deposits                                      3,811             (3,660)             2,702
        Accrued interest payable                                       (271)              (248)           (15,990)
- - -------------------------------------------------------------------------------------------------------------------


Net cash provided by operating activities                           262,741            255,065            236,683
- - -------------------------------------------------------------------------------------------------------------------


Investing Activities -
  Purchase of fixed assets                                          (36,526)          (103,586)          (126,974)
- - -------------------------------------------------------------------------------------------------------------------


Financing Activities:
  Capital distributions                                            (173,000)          (110,000)          (175,258)
  Payment of mortgage note payable                                  (36,103)           (30,368)           (30,402)
  Refund of loan costs                                                    -                  -             89,000
- - -------------------------------------------------------------------------------------------------------------------


Net cash used in financing activities                              (209,103)          (140,368)          (116,660)
- - -------------------------------------------------------------------------------------------------------------------



Net increase (decrease) in cash                                      17,112             11,111             (6,951)
Cash and cash equivalents at beginning of period                     30,741             19,630             26,581
- - -------------------------------------------------------------------------------------------------------------------



Cash and cash equivalents at end of period                $          47,853     $       30,741    $        19,630
===================================================================================================================

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                                  Summary of Accounting Policies

Organization         First Highpoint Limited  Partnership (the  Partnership),  a
                     Texas  limited   partnership,   was  originally  formed  as
                     Highpoint  Joint  Venture on April 28,  1989 to acquire and operate 120  condominium  units in the Highpoint  Town Home
                     Project,  a 140  unit  complex  located  in  Plano,  Collin
                     County,  Texas.  In December  1991,  the remaining 20 units
                     were  acquired,   Highpoint   Joint  Venture  was  formally
                     terminated, and First Highpoint Limited Partnership was formed.

Land, Buildings,     Land,   buildings,   and  equipment  are  stated  at  cost.
and Equipment        Depreciation   is   computed   using    straight-line   and
                     accelerated methods over the estimated useful lives of the assets ranging from 5 to 27.5 years.

Intangible Assets    Intangible   assets  are  stated  at  cost  and  are  being
                     amortized using the straight-line method. Syndication fees are being amortized over a 5 year period and loan costs are being amortized over the life of the loan.

Revenue Recognition  Rental revenue is presented net of vacancies,  concessions, and bad debt expense.

Income Taxes         No provision  or liability  for income taxes is recorded by the Partnership as the partners are taxed on their share of the Partnership's income as defined in the partnership agreement.

Cash and Cash        For the purpose of the  statements of cash flows,  cash and
Equivalents          cash  equivalents  do not include  escrow  deposits  due to their restricted nature.

                                             FIRST HIGHPOINT LIMITED PARTNERSHIP

                                                   Notes to Financial Statements

1. Allocation of The profits or losses from operations, and cash to the Income, Loss, extent available from operations of the partnership, will
      and Cash         be  allocated   in   accordance   with  the   partnership
      Distributions    agreement.


The following is a reconciliation of the Partnership's 1994 net income per the statement of operations to the net loss for tax purposes:

Net income per statement of operations     $       4,021
Book/tax differences:
      Amortization of syndication costs           10,000
      Other                                      (15,049)
- - ---------------------------------------------------------


Net loss for tax purposes                       $ (1,028)
=========================================================


The following is a reconciliation of the 1994 statement of changes in partners' equity to partners' equity per the 1994 tax return:


                                 General          Limited
                                 Partner          Partners          Total
- - --------------------------------------------------------------------------------
Balance per statement
      of changes in partners'
      equity                    $ (155,620) $     263,221    $     107,601
Syndication costs                   12,500         37,500           50,000
IRC Section 754 adjustment         100,297              -          100,297
Reallocation of loss per
      IRC Section 704(b)            54,893        (54,893)               -
Other                               (3,937)         3,937                -
- - --------------------------------------------------------------------------------
Balance per tax return          $ 8,133     $     249,765    $     257,898
================================================================================


2.    Land, Buildings,     Land,  buildings,  and  equipment  consisted  of  the
      and Equipment        following at December 31:


                                             1994                  1993
- - --------------------------------------------------------------------------------
Land                                   $    400,000          $    400,000
Buildings and improvements                4,873,301             4,844,941
Equipment                                    49,850                41,684
- - --------------------------------------------------------------------------------
Total cost                                5,323,151            5,286,625
Less accumulated depreciation               951,740              756,518
- - --------------------------------------------------------------------------------
Net land, buildings and improvements  $   4,371,411       $    4,530,107
================================================================================

3.    Intangible    Intangible assets consisted of the following at December 31:
      Assets


                                     1994               1993
- - --------------------------------------------------------------------------------

Syndication fees                  $ 50,000            $ 50,000
Loan costs                          81,850              81,850
Other                                4,325               4,325
- - --------------------------------------------------------------------------------
Total cost                         136,175             136,175
Less accumulated amortization       89,593              67,544
- - --------------------------------------------------------------------------------

Net intangible assets             $ 46,582            $ 68,631
================================================================================


4.    Mortgage Note      The mortgage  note payable  bears  interest at nine (9)
      Payable            percent  and  requires  monthly  payments  of  $35,806,
                         including  interest,   and  matures  January  1,  1999.
                         Required principal payments are as follows:

      Year                                         Amount
- - --------------------------------------------------------------------------------

      1995                                      $   39,490
      1996                                          43,194
      1997                                          47,246
      1998                                          51,678
      1999                                       4,171,519
- - --------------------------------------------------------------------------------

      Total                                    $ 4,353,127
================================================================================

5.    Related Party      The  Partnership  paid management fees to affiliates of
      Transactions       $57,740,  $55,170  and  $48,166  for  the  years  ended
                         December 31, 1994, 1993 and 1992, respectively. The management fees are approximately five percent of net revenue.

The Partnership incurred the following expenses, payable to affiliates of the general partner, for the year ended December 31, 1994:

Management fees                                                    $    57,740
Landscape services                                                      29,313
- - --------------------------------------------------------------------------------
Total                                                              $    87,053
================================================================================


An affiliate of the general partner billed approximately $96,000 for services as the primary contractor related to building improvements in 1993. Such amounts were capitalized as additions to fixed assets.

6.    Statement of       Interest paid during the years ended December 31, 1994
      Cash Flows         1993,  and 1992 was $393,566,  $396,662,  and $368,606
                         respectively.

                           NAGS HEAD OUTLET PARTNERS,

                         A NORTH CAROLINA JOINT VENTURE

                      FINANCIAL STATEMENTS AND AUDIT REPORT

                                December 31, 1995

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                                    CONTENTS






REPORT OF INDEPENDENT ACCOUNTANTS

BALANCE SHEET

STATEMENTS OF INCOME AND VENTURERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                 Joseph Decosimo
                                   and Company

              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

Private Companies Practice Section          Member AICPA Division for CPA Firms
                              SEC Practice Section



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Co-Venturers
Nags Head Outlet Partners,
  a North Carolina Joint Venture
Nags Head, North Carolina

We have audited the accompanying balance sheet of Nags Head Outlet Partners, a North Carolina Joint Venture as of December 31, 1995, and the related statements of income and venturers' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nags Head Outlet Partners, a North Carolina Joint Venture as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Joseph Decosimo and Company, LLP

Chattanooga, Tennessee
January 16, 1996

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                                  BALANCE SHEET
                                December 31, 1995

          ASSETS

Land                                                             $ 1,273,072
Building and Improvements                                          6,200,594
                                                                 -----------
                                                                   7,473,666
Accumulated Depreciation                                          (1,277,805)
                                                                 -----------
                                                                   6,195,861

Cash and Cash Equivalents                                             29,793
Receivables, net                                                       8,813
Prepaid Expenses                                                      14,861
Intangible Assets, net                                                48,217
                                                                 -----------

TOTAL ASSETS                                                     $ 6,297,545
                                                                 ===========


          LIABILITIES AND VENTURERS' EQUITY

LIABILITIES
  Note Payable                                                   $ 4,305,749
  Accounts Payable and Deferred Revenue                               11,496
  Accrued Interest                                                    17,283
  Tenant Deposits                                                     37,446
  Due to Related Parties                                               3,914
  State Income Taxes Payable                                          16,758
                                                                 -----------

          Total Liabilities                                        4,392,646

VENTURERS' EQUITY                                                  1,904,899
                                                                 -----------
TOTAL LIABILITIES AND VENTURERS' EQUITY                          $ 6,297,545
                                                                 ===========


    The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                   STATEMENTS OF INCOME AND VENTURERS' EQUITY
                     Years Ended December 31, 1995 and 1994

                                               1995                1994

REVENUES
  Rental Revenue                         $   933,185          $   878,023
                                           ---------            ---------

EXPENSES
  Management Fees                             46,659               43,901
  Leasing Commissions                          8,260                  940
  Professional Services                        5,750                9,525
  Common Area Maintenance, net of
    recoveries from tenant                (    8,600)          (    7,637)
  Landlord Repairs                             9,596               45,666
  Tenant Improvements                            859                -
  Bad Debt Expense                             4,852                8,102
  Other                                        4,259                  182
                                           ---------            ---------
                                              71,635              100,679
                                           ---------            ---------

INCOME FROM OPERATIONS                       861,550              777,344
                                           ---------            ---------

OTHER INCOME (EXPENSE)
  Interest Income                              5,913                2,857
  Interest Expense                        (  383,196)          (  401,417)
  Depreciation                            (  285,256)          (  284,280)
  Amortization                            (   54,301)          (   56,347)
  State Income Tax                        (   17,551)          (    8,944)
                                           ---------            ---------
                                          (  734,391)          (  748,131)
                                           ---------            ---------

NET INCOME                                   127,159               29,213

VENTURERS' EQUITY - beginning of year      1,937,740            1,958,527

    Distributions                         (  160,000)          (   50,000)
                                           ---------            ---------

VENTURERS' EQUITY - end of year          $ 1,904,899          $ 1,937,740
                                           =========            =========








    The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1995 and 1994


                                                       1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $   127,159     $    29,213
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities -
    Depreciation and Amortization                      339,557         340,627
    Bad Debt Expense                                     4,852           8,102
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Receivables                                 (   10,220)     (    7,446)
        Prepaid Expenses                                12,911           3,990
        Deferred Leasing Fees                       (    6,435)     (    9,207)
      Increase (Decrease) in -
        Accounts Payable and Deferred Revenue       (    1,813)     (   81,666)
        Accrued Interest                            (    1,045)     (      668)
        Tenant Deposits                                 14,540      (   21,642)
        Due to Related Parties                             415             152
        State Income Taxes Payable                       8,880           4,130
                                                     ---------       ---------

       Net Cash Provided by Operating Activities       488,801         265,585
                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures                              (   35,770)     (    5,163)
                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Note Payable                         (  260,325)     (  166,443)
  Distributions to Venturers                        (  160,000)     (   50,000)
  Loan Fees Paid                                    (   33,817)     (   15,000)
                                                     ---------       ---------

       Net Cash Used by Financing Activities        (  454,142)     (  231,443)
                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (    1,111)         28,979

CASH AND CASH EQUIVALENTS - beginning of year           30,904           1,925
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS - end of year            $    29,793     $    30,904
                                                     =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash Paid During the Year for -
    Interest                                       $   384,241     $   402,085
    Income Taxes                                   $     8,671     $     4,814


    The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies and practices followed by the venture are as follows:

DESCRIPTION OF BUSINESS - Nags Head Outlet Partners, a North Carolina Joint Venture, is engaged in the business of renting retail space to manufacturers' outlet stores in Nags Head, North Carolina.

RENTAL INCOME - Rent is reported as income over the lease term as it is earned. Rent received from tenants in advance is accounted for as deferred revenue.

CASH EQUIVALENTS - The venture considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

LAND, BUILDINGS AND IMPROVEMENTS - Land, buildings and improvements are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations.

Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets.

INTANGIBLE ASSETS - Developmental and other costs incurred before operations commenced are capitalized as start-up costs. Initial and renewal leasing commissions are amortized over the remaining lease periods. The cost of intangible assets is amortized using the straight-line method over the following estimated useful lives:

                                                    Years

Organization and Start-Up Costs                     5
Deferred Leasing Fees                               5
Loan Fees                                           4

INCOME TAXES - No provision for federal income taxes is reflected in the financial statements since the tax effects of the venture's income or loss are passed through to the individual venturers. State income taxes in the State of North Carolina are paid by the venture on behalf of the venturers.

ESTIMATES AND UNCERTAINTIES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ORGANIZATION

Nags Head Outlet Partners, a North Carolina Joint Venture was organized under the laws of the State of North Carolina on December 6, 1989, for the purpose of acquiring, developing and operating a shopping center in Nags Head, North Carolina. The two venturers are Parker, Reld & Co., Inc. (JV) and Company Stores Capital Corp. (CSCC).

Net cash flow, as defined in the joint venture agreement, is allocated and distributed first to JV up to the amount of the current year preferred return and any unpaid preferred return from prior years. Any remaining balance is allocated 63% to JV and 37% to CSCC.

Taxable income is allocated first to JV to the extent of all distributions of the preferred return for the current year and for all prior years, less all prior allocations of taxable income relating to the preferred return distributions made in previous years. Thereafter, taxable income is allocated 63% to JV and 37% to CSCC.

Taxable losses, should they occur, are allocated to JV up to its capital contribution of $1,500,000. Any remaining taxable loss is allocated 63% to JV and 37% to CSCC.


INTANGIBLE ASSETS

                                                         1995
Intangible assets consist of the following:

Organization and Start-Up Costs                        $     -
Deferred Leasing Fees                                     23,962
Loan Fees                                                 63,818
                                                       ---------
                                                          87,780
Accumulated Amortization                                ( 39,563)
                                                       ---------
                                                       $  48,217
                                                       =========


NOTE PAYABLE

The note payable is an 8.5% note payable to First American National Bank collateralized by real estate. The note requires monthly payments of $46,365 including principal and interest beginning April 1, 1994. Additionally, the note requires monthly principal payments of 25% of the prior month's excess cash flow plus interest payments through March 15, 1995, and 50% of the prior month's excess cash flow plus interest payments through April 1, 1997, at which time the principal balance plus accrued interest is due and payable in full.

Aggregate maturities of long-term debt for the two years subsequent to December 31, 1995, are $197,987 for the year ending December 31, 1996, and $4,107,762 for the year ending December 31, 1997.

RELATED PARTY TRANSACTIONS

Effective April 1, 1995, CS Partners (CSP) began managing the rental property for 5% of total rents collected. CSP is an affiliate of CSCC, one of the venturers. Prior to such time, a different affiliate of CSCC managed the rental property for 5% of total rents collected. Management fees paid totaled $46,659 for 1995 and $43,901 for 1994.

CSP also assumed leasing agent responsibilities on April 1, 1995. The joint venture pays CSP an initial fee of 12.5% of the total base rental dollars accruing for the first year of new leases and 3% of the base and percentage rents each year thereafter for the term of said lease. In addition, the venture pays a 2% commission on any leases which are renewed. Prior to April 1, 1995, a different affiliate of CSCC acted as leasing agent for the same commission arrangement as outlined above. Leasing commissions paid totaled $14,695 for 1995 and $10,111 for 1994.


LEASES

Minimum future rentals to be received by the venture under noncancelable operating leases as of December 31, 1995, consist of the following:

Year Ending
  December 31, 1996                    $   868,775
  December 31, 1997                        802,488
  December 31, 1998                        749,854
  December 31, 1999                        618,499
  December 31, 2000                        343,722
  Later Years                              138,249
                                       -----------
                                       $ 3,521,587
                                       ===========

The joint venture receives rents from tenants under noncancelable operating leases typically with five year lease terms. Virtually all tenants pay a minimum guaranteed rental based on square footage and a percentage rental based on a percentage of gross sales over a certain sales level per year. Percentage rents totaled $36,688 for 1995 and $23,374 for 1994.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

                           The information  required to be furnished pursuant to
                  this item is set forth under the caption "Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1995, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 10.          Executive Compensation.

                           The information  required to be furnished pursuant to
                  this item is set forth under the caption "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1995, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

                           The information  required to be furnished pursuant to
                  this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1995, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 12.          Certain Relationships and Related Transactions.

                           The information  required to be furnished pursuant to
                  this item is set forth under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1995, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 13.          Exhibits, List and Reports on Form 8-K.

                  (a)      Exhibits

                           Certain  of  the  following  exhibits,  as  indicated
                  parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are hereby incorporated by reference.

                      3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989, September 14, 1991 and December 2, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

                      3.2           Amended   and   Restated   By-Laws   of  the
                                    Registrant.

                     10.0 40l(k) Savings Plan of the Company as amended and restated as of January 1, 1993. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)

                     10.1 Lease of Citizens Mortgage Service Company's office, dated November 30, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

                     10.2 Joint Venture Agreement of Blowing Rock Outlet Partners dated June 10, 1988; First Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated August 19, 1988; and certain ancillary agreements and acknowledgments. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

                     10.3 Second Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of March 4, 1992.

                     10.4 Third Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of January 1, 1996.

                     10.5 Stock Purchase Agreement dated as of February 21, 1992 among SCOR U.S. Corporation, Dover, Sussex Co., Inc., Richard T. Harris and Helmstar Group, Inc. and certain ancillary agreements. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.6 First Amended and Restated Agreement of Highpoint Limited Partnership dated October 18, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.7 First Amendment to First Amended and Restated Agreement of Highpoint Limited Partnership dated December 19, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.8 Joint Venture Agreement dated December 6, 1989 between Parker, Reld & Co., Inc. and Company Stores Capital Corp. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                     10.9 First Amendment to Joint Venture Agreement of Nags Head Outlet Partners dated as of January 1, 1996.

                     10.10          Helmstar   Group,    Inc.   1990   Incentive
                                    Compensation Plan.

                     10.11 Stock Acquisition Agreement dated June 20, 1991 by and between Citizens Savings Association and McAdam, Taylor & Co., Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.12 Agreement between McAdam, Taylor & Co., Inc., Citizens Savings Association and Citizens Mortgage Service Company dated September 12, 1991 regarding purchase price adjustments in connection with the purchase of Citizens Mortgage Service Company. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.13 Servicing Agreement between First Mortgage Service Co. (now known as Citizens Mortgage Service Company) and Citizens Savings & Loan Association of Scranton (now known as Citizens Savings Association) dated April 11, 1975 and Amended Agreement dated June 11, 1991 related thereto. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.14 Mortgage Selling and Servicing Contract between Citizens Mortgage Service Company and the Federal National Mortgage Association dated November 12, 1986. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.15 Letter dated January 10, 1980 from the Federal Home Loan Mortgage Corporation ("FHLMC") to First Mortgage Service Company (now known as Citizens Mortgage Service Company) approving Citizens Mortgage Service Company's application for FHLMC Seller/Servicer Status for conventional one to four family and FHA/VA loans. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.16 Loan Servicing Purchase and Sale Agreement dated November 6, 1995 by and between Atlantic Mortgage & Investment Corporation and Citizens Mortgage Service Company.

                     10.17          Employment  Contract  of Eric  Fishman  with
                                    Citizens   Mortgage  Service  Company  dated
                                    January 17, 1996.

                     22.0           Subsidiaries of the Registrant.

                     (b)No reports on Form 8-K have been filed during the last quarter covered by this report.

                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.



Helmstar Group, Inc.
- - --------------------


/s/George W. Benoit
- - -----------------------------------------------
    George W. Benoit, Chairman of the Board
           and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 29th day of March, 1996.


    Signature                       Title


/s/George W. Benoit          Chairman of the Board, President,
- - -------------------          Chief Executive Officer
(George W. Benoit)


/s/Roger J. Burns            Director, First Vice President,
- - -----------------            Chief Financial Officer, Secretary
(Roger J. Burns)


/s/Joseph G. Anastasi        Director
- - ---------------------
(Joseph G. Anastasi)


/s/Charles W. Currie         Director
- - --------------------
(Charles W. Currie)


/s/James J. Murtha           Director
- - ------------------
(James J. Murtha)

Helmstar Group, Inc.
- - --------------------

- - --------------------------------------------------------------------------------
INDEX TO EXHIBITS

EXHIBIT NO.
- - -----------
                      3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989, September 14, 1991 and December 2, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

                      3.2           Amended   and   Restated   By-Laws   of  the
                                    Registrant.

                     10.0 40l(k) Savings Plan of the Company as amended and restated as of January 1, 1993. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)

                     10.1 Lease of Citizens Mortgage Service Company's office, dated November 30, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

                     10.2 Joint Venture Agreement of Blowing Rock Outlet Partners dated June 10, 1988; First Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated August 19, 1988; and certain ancillary agreements and acknowledgments. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

                     10.3 Second Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of March 4, 1992.

                     10.4 Third Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of January 1, 1996.

                     10.5 Stock Purchase Agreement dated as of February 21, 1992 among SCOR U.S. Corporation, Dover, Sussex Co., Inc., Richard T. Harris and Helmstar Group, Inc. and certain ancillary agreements. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.6 First Amended and Restated Agreement of Highpoint Limited Partnership dated October 18, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.7 First Amendment to First Amended and Restated Agreement of Highpoint Limited Partnership dated December 19, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.8 Joint Venture Agreement dated December 6, 1989 between Parker, Reld & Co., Inc. and Company Stores Capital Corp. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                     10.9 First Amendment to Joint Venture Agreement of Nags Head Outlet Partners dated as of January 1, 1996.

                     10.10          Helmstar   Group,    Inc.   1990   Incentive
                                    Compensation Plan.

                     10.11 Stock Acquisition Agreement dated June 20, 1991 by and between Citizens Savings Association and McAdam, Taylor & Co., Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.12 Agreement between McAdam, Taylor & Co., Inc., Citizens Savings Association and Citizens Mortgage Service Company dated September 12, 1991 regarding purchase price adjustments in connection with the purchase of Citizens Mortgage Service Company. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.13 Servicing Agreement between First Mortgage Service Co. (now known as Citizens Mortgage Service Company) and Citizens Savings & Loan Association of Scranton (now known as Citizens Savings Association) dated April 11, 1975 and Amended Agreement dated June 11, 1991 related thereto. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.14 Mortgage Selling and Servicing Contract between Citizens Mortgage Service Company and the Federal National Mortgage Association dated November 12, 1986. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.15 Letter dated January 10, 1980 from the Federal Home Loan Mortgage Corporation ("FHLMC") to First Mortgage Service Company (now known as Citizens Mortgage Service Company) approving Citizens Mortgage Service Company's application for FHLMC Seller/Servicer Status for conventional one to four family and FHA/VA loans. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

                     10.16 Loan Servicing Purchase and Sale Agreement dated November 6, 1995 by and between Atlantic Mortgage & Investment Corporation and Citizens Mortgage Service Company.

                     10.17          Employment  Contract  of Eric  Fishman  with
                                    Citizens   Mortgage  Service  Company  dated
                                    January 17, 1996.

                     22.0           Subsidiaries of the Registrant.