Form 10QSB
period 1996-03-31
HELMSTAR GROUP INC
filed 1996-05-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended   March 31, 1996

[ X ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

      For the transition period from  to

      Commission file number 1-9224


                              HELMSTAR GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                               13-2689850
- -----------------------------------------    ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

             2 World Trade Center, Suite 2112, New York, N.Y. 10048
  ---------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-775-0400
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at April 30, 1996
           -----                    -----------------------------

Common stock - par value $.10                5,546,373 shares
- -----------------------------                ----------------

                                     PART I

                              FINANCIAL INFORMATION


Item l.  Financial Statements.

         The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995, which was filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                   March 31,       December 31,
                                                     1996              1995
                                                 ------------      ------------
ASSETS

Cash and cash equivalents ..................     $  1,164,688      $  1,358,730
Marketable securities ......................        3,127,836         3,805,767
Joint ventures .............................        1,444,916         1,324,023
Mortgage servicing rights - net of
    accumulated amortization of
    $1,339 in 1996 and
    $1,371 in 1995 .........................           45,546            46,886
Mortgage loans held for sale ...............        1,345,099         1,541,640
Due from mortgage investors ................           57,339            52,179
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $379,246 in
    1996 and $363,901 in 1995 ..............          216,404           203,373
Other assets ...............................        1,003,851         1,654,068
                                                 ------------      ------------
         TOTAL .............................     $  8,405,679      $  9,986,666
                                                 ============      ============
LIABILITIES

Notes payable ..............................                       $    943,743
Accrued expenses and other
    liabilities ............................     $  1,471,275         1,608,193
                                                 ------------      ------------
         Total liabilities .................        1,471,275         2,551,936
                                                 ------------      ------------
STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ..........          674,960           674,960
Paid-in surplus ............................       14,984,510        14,984,510
(Accumulated deficit) ......................       (5,819,964)       (5,319,638)
                                                 ------------      ------------
         Total .............................        9,839,506        10,339,832

Less treasury stock, at cost -
    1,203,227 shares .......................       (2,905,102)       (2,905,102)
                                                 ------------      ------------
         Total stockholders' equity ........        6,934,404         7,434,730
                                                 ------------      ------------
         TOTAL .............................     $  8,405,679      $  9,986,666
                                                 ============      ============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                       1996             1995
                                                   -----------       -----------
Revenues:
    Profit from joint ventures ..............      $   167,393       $ 1,447,609
    Loan servicing fees .....................           12,172           218,253
    Loan origination fees ...................          187,056            81,342
    Interest income .........................          116,094            56,263
    Investment income .......................          201,575             2,120
    Other income ............................            2,761            16,304
                                                   -----------       -----------

         Total revenues .....................          687,051         1,821,891
                                                   -----------       -----------

Expenses:
    Compensation and related costs ..........          751,750           514,056
    Occupancy cost ..........................           92,171            98,519
    Amortization of mortgage
         servicing rights ...................            1,339           100,302
    General and administrative ..............          252,825           177,147
    Professional fees .......................           54,144            45,648
    Interest ................................           23,329             1,694
                                                   -----------       -----------

         Total expenses .....................        1,175,558           937,366
                                                   -----------       -----------

(Loss) income before taxes ..................         (488,507)          884,525

Income tax ..................................           11,819            57,909
                                                   -----------       -----------

NET (LOSS) INCOME ...........................      $  (500,326)      $   826,616
                                                   ===========       ===========

Net (loss) income per common share ..........      $      (.09)      $       .14
                                                   ===========       ===========
Weighted average number of
    common shares outstanding ...............        5,546,373         5,957,288
                                                   ===========       ===========


     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                1996          1995
                                                            -----------    -----------
Cash flows from operating activities:
  Net (loss) income .....................................   $  (500,326)   $   826,616
  Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
    Depreciation and amortization .......................        25,253        123,600
    Unrealized (gain) on joint ventures
     and other investments ..............................      (167,393)      (157,462)
    (Gain) on sale or disposal of investments ...........                   (1,272,365)
    Loss on sale of fixed assets ........................                        1,912
    Changes in operating assets and liabilities:
     Decrease (increase) in mortgage loans held for sale        196,541       (792,630)
     (Increase) in due from mortgage investors ..........        (5,160)       (26,640)
     Decrease (increase) in other assets ................       641,649         (3,904)
    (Decrease) increase in accrued expenses .............      (136,918)        26,771
                                                            -----------    -----------
Net cash provided by (used in) operating activities .....        53,646     (1,274,102)
                                                            -----------    -----------
Cash flows from investing activities:
 Sale (purchase) of investment securities - net:
    U.S. Government obligations .........................       677,931       (154,129)
  Distributions from joint ventures and other investments        46,500
  Acquisition of mortgage servicing rights ..............                      (10,975)
  Proceeds from the sale of interest in joint ventures ..                    1,677,730
  Proceeds from sale of fixed assets ....................                        8,752
  Purchase of fixed assets ..............................       (28,376)        (4,282)
                                                            -----------    -----------
Net cash provided by investing activities ...............       696,055      1,517,096
                                                            -----------    -----------
Cash flows from financing activities:
  Repayment of short term borrowings - net: .............      (943,743)      (379,479)
  Purchase of treasury stock ............................                       (7,183)
                                                            -----------    -----------
Net cash (used in) financing activities .................      (943,743)      (386,662)
                                                            -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .............      (194,042)      (143,668)
Cash and cash equivalents at beginning of period ........     1,358,730        739,624
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 1,164,688    $   595,956
                                                            ===========    ===========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest ............................................   $    23,329    $     1,694
    Taxes ...............................................         6,278          7,273

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

l.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the fiscal year ended December 3l, 1995, which was filed with the Securities and Exchange Commission.

2.  JOINT VENTURES

         On February 22, 1995, First Highpoint Limited Partnership sold its principal asset, an apartment project located in Plano, Texas.

         Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                                  March 31,          March 31,
                                                    1996                1995
                                                 -----------        -----------
Rental income ............................       $   619,058        $   811,094
Operating expenses .......................            (8,908)          (134,999)
                                                 -----------        -----------

Net operating income .....................           610,150            676,095
Other income (expense) ...................          (373,774)          (391,602)
                                                 -----------        -----------

Net income ...............................       $   236,376        $   284,493
                                                 ===========        ===========

Company's share of profit
from joint ventures ......................       $   167,393        $   186,738

Company's share of gain on
sale of an apartment project .............                            1,260,871
                                                 -----------        -----------

Profit from joint ventures ...............       $   167,393        $ 1,447,609
                                                 ===========        ===========

         Pro forma summary combined  operating  results of the joint ventures in
which  the  Company  is  a  co-venturer,   excluding  First  Highpoint   Limited
Partnership, are as follows:

                                                    March 31,          March 31,
                                                     1996                1995
                                                   ---------          ---------
Rental income ............................         $ 619,058          $ 621,669
Operating expenses .......................            (8,908)           (28,530)
                                                   ---------          ---------

Net operating income .....................           610,150            593,139
Other income (expense) ...................          (373,774)          (320,139)
                                                   ---------          ---------

Net income ...............................         $ 236,376          $ 273,000
                                                   =========          =========

Company's share of profit
from joint ventures ......................         $ 167,393          $ 175,245
                                                   =========          =========

3.       INCOME (LOSS) PER SHARE

         Income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. Common share equivalents relating to the Company's incentive compensation plan have been excluded from the computation for the three months ended March 31, 1996 because the effect of their inclusion would be antidilutive.

4.       LITIGATION

         The Company is a defendant in various lawsuits. In those instances in which any liability can be estimated, provisions have been reflected in the financial statements. The ultimate outcome of the remaining lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined.

         For an update to the litigation described in the notes to the Company's Financial Statements included in its Form 10-KSB for the fiscal year ended
December 31, 1995, which was filed with the SEC, see Item 1, "Legal Proceedings," on page 16 of this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  A. Three Months Ended March 31, 1996 Compared with Three Months Ended March 31, 1995

                           In May 1995,  the  Company  began a new  business  of
                  arranging viatical settlements. A viatical settlement is the payment of a discounted death benefit on an insurance policy to the insured while the insured is still living. The insured transfers ownership of the policy to the entity that makes the payment. The insured must be critically ill, i.e., have a life threatening disease with a limited life expectancy. The Company will receive a fee from the purchaser of the life insurance policy.

                           The   Company   is    educating    social    services
                  professionals and employee benefits managers about viatical settlements. The Company expects to receive referrals from such persons.

                           Total  revenues  decreased  to $687,051 for the three
                  months ended March 31, 1996 from $1,821,891 for the three months ended March 31, 1995.

                           Profit from joint ventures  decreased to $167,393 for
                  the three months ended March 31, 1996 from $1,447,609 for the three months ended March 31, 1995. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                           The profit for the three  months ended March 31, 1995
                  included the effect of the sale in February 1995 by First Highpoint Limited Partnership ("First Highpoint"), a Texas partnership, of an apartment project located in Plano, Texas. This was an all cash sale to an insurance company. The Company's share of the profit was approximately $1,260,000. Additionally, the Company had derived a profit of $11,493 from First Highpoint's operating results for the three months ended March 31, 1995. Excluding the effects of First Highpoint from profit from joint ventures for the three months ended March 31, 1995, the Company's profit would have been $175,245. Compared with the profit of $167,393 for the three months ended March 31, 1996, the decrease was $7,852. The decrease was attributable to increased interest expense due to the refinancing of the debt of Blowing Rock Outlet Partners ("Blowing Rock") from $3,757,828 to $6,550,000 in April 1995 and a change in the Company's percentage share of income, as described below, from Blowing Rock.

                           Operating  results of the two real estate ventures in
                  which the Company participates continue to improve. The Company's percentage share of income from Blowing Rock was lower for the three months ended March 31, 1996 than for the comparable prior period because of the successful refinancing of the venture's project in April 1995. The partnership agreement provides that the Company's share of income and cash flow would decline, once the Company recovered its entire capital contribution from certain events including the refinancing of the venture's debt. In April 1995, the Company received a distribution from refinancing proceeds in excess of its capital contribution.

                           Although operating results continue to improve,  some
                  variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur only every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant notwithstanding that a new tenant has been secured at a higher rent; etc.

                           The Company did not realize any financial  consulting
                  fees for the three months ended March 31, 1996 or for the three months ended March 31, 1995. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1996.

                           Loan servicing fees were $12,172 for the three months
                  ended March 31, 1996 compared with $218,253 for the three months ended March 31, 1995. In December 1995, the Company sold substantially all of its mortgage servicing rights for approximately $2.3 million and realized a gain of approximately $380,000. The Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell the servicing rights to other mortgage banking companies. The Company intends to sell the balance of its mortgage servicing rights in the near future. Such disposition is not expected to result in a significant gain or loss.

                           Loan  origination  fees increased to $187,056 for the
                  three months ended March 31, 1996 compared with $81,342 for the three months ended March 31, 1995. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors. This increase was attributable to the Company's ability to attract experienced mortgage loan originators as well as an improved housing market due to lower interest rates during the three months ended March 31, 1996 compared with the three months ended March 31, 1995.

                           Interest  income  increased to $116,094 for the three
                  months ended March 31, 1996 from $56,263 for the three months ended March 31, 1995, due in large part to an increase in the Company's interest earning assets as a result of substantial cash distributions received during 1995 from First Highpoint and Blowing Rock.

                           Investment income increased  dramatically to $201,575
                  for the three months ended March 31, 1996 from $2,120 for the three months ended March 31, 1995. This category principally consists of net profit or loss from investing in futures, puts, calls, equities, municipal securities, and other securities activities.

                           Other  income was $2,761 for the three  months  ended
                  March 31, 19965 compared with $16,304 for the three months ended March 31, 1995. In 1995, this category consisted primarily of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing or origination fees. In 1996, it consisted primarily of revenue derived from arranging a viatical settlement.

                           Total expenses  increased to $1,175,558 for the three
                  months ended March 31, 1996 from $937,366 for the three months ended March 31, 1995.

                           Compensation  and related costs increased to $751,750
                  for the three months ended March 31, 1996 from $514,056 for the three months ended March 31, 1995. This increase principally was attributable to the addition of professional staff after March 31, 1995; higher commission expense for mortgage loan originators as a result of the increased volume of originations; additional salaried employees in the mortgage loan origination area to support the higher level of production; and salaries incurred in connection with the Company's viatical settlements business which had commenced in May 1995. Increased compensation in mortgage loan originations partially was offset by salary savings from a reduction in mortgage servicing personnel as a result of the sale of substantially all of the Company's mortgage servicing portfolio.

                           Occupancy costs decreased slightly to $92,171 for the
                  three months ended March 31, 1996 from $98,519 for the three months ended March 31, 1995. This decrease reflects a rent increase for maintaining a small office for the Company's viatical settlements business and a significant decrease in rent on the Company's executive offices, effective March 1, 1996. The landlord has permitted the Company to remain in possession of the premises at the recently negotiated, lower rent pending the finalization of a new lease.

                           Amortization of mortgage  servicing  rights decreased
                  to $1,339 for the three months ended March 31, 1996 from $100,302 for the three months ended March 31, 1995. The carrying amount of purchased mortgage servicing rights must be amortized over the period of the estimated future net servicing income associated therewith. For fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"), requires that servicing rights also must be capitalized and subsequently amortized in the same manner as purchased servicing rights, if the servicing rights were acquired in connection with originating mortgage loans with respect to which the originator has a definitive plan to sell or securitize the loans and retain the servicing rights. In these instances, under SFAS 122, a portion of the cost of originating a mortgage loan must be allocated to the right to service such loan.

                           The  Company  reviews  the  carrying  amount  of  its
                  capitalized  servicing  rights. If an impairment  exists,  the amount thereof will be recognized through a valuation allowance. When the Company's withdrawal from mortgage servicing as a separate activity is completed, the Company will no longer have a mortgage servicing portfolio to amortize. Management believes that SFAS 122 does not have a material effect on the Company's financial statements.

                           General  and  administrative  expenses  increased  to
                  $252,825 for the three months ended March 31, 1996 from $177,147 for the three months ended March 31, 1995. This increase reflects higher mortgage loan origination activity; promotion expenses incurred in connection with the Company's financial consulting activities; and expenses related to the Company's viatical settlements business.

                           Professional  fees increased  slightly to $54,144 for
                  the three months ended March 31, 1996 from $45,648 for the three months ended March 31, 1995.

                           Interest  expense was  $23,329  for the three  months
                  ended March 31, 1996 compared with $1,694 for the three months ended March 31, 1995. This increase was attributable to interest expense incurred by the Company in connection with its treasury management function to maximize investment income.

                           On a  pre-tax  basis,  the  Company  had  a  loss  of
                  $488,507 for the three months ended March 31, 1996 compared with a profit of $884,525 for the three months ended March 31, 1995. Provision for income taxes for the three months ended March 31, 1996 was $11,819 compared with $57,909 for the three months ended March 31, 1995. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1995, the Company had net operating loss carryforwards of approximately $10,211,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

                           The  Company's  net loss for the three  months  ended
                  March 31, 1996 was $500,326 compared with net income of $826,616 for the three months ended March 31, 1995. On a per share basis, the net loss was ($.09) for the three months ended March 31, 1996, compared with net income of $.14 for the three months ended March 31, 1995. Income per share for the three months ended March 31, 1995 is computed based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation of the loss per share for the three months ended March 31, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,546,373 in 1996 and 5,957,288 in 1995.

         B.       Liquidity and Capital Resources

                           Management   of  the  Company   believes  that  funds
                  generated   from   operations,   its  credit   and   warehouse
                  facilities, and cash distributions from joint ventures, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. A significant portion of the Company's assets are readily convertible into cash.

                           The Company  invests  excess funds in liquid,  short-
                  term financial instruments in order to maximize its current cash return with minimum interest rate risk, while preserving the ability to move quickly in funding attractive merchant banking ventures. Such investments primarily include U.S. Government obligations, municipal securities, commodity futures contracts, and money market funds. Additionally, since commencing the mortgage loan origination business, the Company may use its own cash to carry a portion of its inventory of mortgage loans originated for resale. Prior to funding any loans, the Company procures firm commitments from investors to purchase such loans. Fifteen days is the typical time between funding a mortgage loan and receiving payment from an investor.

                           The  Company's  primary  financing  needs  are in its
                  mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts from a $2.25 million "credit facility" maintained with a savings bank. After funding an individual loan, the Company can replenish its cash position or available borrowing capacity under the credit facility by utilizing a separate, $11 million mortgage "warehouse facility." The Company can draw down up to 98% of the face amount of an individual mortgage loan from the "warehouse facility." This facility is replenished from the purchase price paid by the investor who had committed to purchase such loan.

                           The Company had a $350,000  revolving credit line for
                  use in its mortgage banking activities with the bank which provides the "warehouse facility." This revolving credit line expired on April 1, 1996. Management believes that the Company's operations will not be materially impacted by the absence of this line.

                           In connection with its interests in real estate,  the
                  Company uses separate subsidiaries for each venture. The Company utilizes the equity method of accounting for its interests in real estate joint ventures. Accordingly, the assets and liabilities of such ventures are not included in the Company's consolidated balance sheets.

                           The two operating  real estate  projects in which the
                  Company is a co-venturer, currently have strong occupancies and positive cash flow. Cash maintained by each partnership, supplemented with cash flow from operations, should be sufficient to cover all operating costs and debt service requirements of each venture. Additional cash contributions from the Company or its co-venturers would not be necessary. Facts and circumstances, however, are subject to change for reasons beyond the Company's control. Based on current estimates, the Company expects to continue to receive cash distributions from its real estate joint ventures during 1996.

                           In April 1993, one of the Company's real estate joint
                  ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a short-term, variable rate loan into a four-year, fixed rate loan. Interest is payable at 8.5% per annum. The lender charged an extension fee which was paid as follows: (1) $15,000 at the time the extension was consummated; (2) $15,000 on April 1, 1994; and $33,818 (an amount equal to the product of the outstanding principal balance $4,609,079 multiplied by .0075) on April 1, 1995. Regular amortization was determined on a 20-year schedule for the first year and then on a 15-year self-liquidating basis. Additional amortization payments equal to 25% of "excess cash flow" were paid during the second 12-month period. Thereafter, 50% of "excess cash flow" was due as additional amortization. The loan matures on April 1, 1997.

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

                           Although the venture's outstanding debt was increased
                  substantially, at current interest rates, monthly debt service decreased slightly because the old loan required monthly principal payments of $40,000 through its maturity in July 1995. In addition to principal and interest payments, debt service on the new loan includes contributions to various reserve accounts. The funds from such reserve accounts may be used, in accordance with the loan agreement, to offset future expenses, if any, for structural repairs, tenant improvements, leasing commissions, and interest expense.

                           The  carrying  amounts  reflected  on  the  Company's
                  consolidated balance sheet for its joint venture interests is determined in accordance with the equity method of accounting. Such carrying amounts may not be representative of the realizable value on a sale of those interests. Management reviews the carrying amount of each venture to determine if an adjustment for any impairment other than a temporary decline is required. If management believes in good faith that any impairment is other than temporary, a loss provision equal to such amount will be included in the Company's consolidated statement of operations.

                           Cash  distributions from joint ventures are reflected
                  in  investing   activities  in  the   Company's   consolidated
                  statements of cash flows. Equity contributions to joint ventures as well as any advances to joint ventures also are reflected in investing activities in the Company's consolidated statements of cash flows.

                           While the Company  believes that currently  available
                  funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of March 31, 1996.

                           The  Company  is a  defendant  in  various  lawsuits.
                  Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Fred W. Wasserman, et al. v. Jeffrey P. Christopher, et al., Case No. 278699

                           In May 1996,  the  Company  was served with a summons
                  and complaint in connection with a class action commenced in March 1996 against multiple parties. This action was filed in the Superior Court of California, County of Riverside. The plaintiffs brought this action on behalf of themselves and all other purchasers of bonds issued by the Housing Authority of the County of Riverside for the Whitewater Garden Apartments project and the Ironwood Apartments project (the "Bonds"). The plaintiffs maintain the defendants misrepresented that the interest on the Bonds would be exempt from federal income tax. The plaintiffs allege negligent misrepresentation, fraudulent misrepresentation, and concealment against multiple defendants, including the Company, relating to actions with respect to the issuance and underwriting of the Bonds in 1985 and 1986. The plaintiffs also filed claims involving breach of written contract, breach of oral contract, breach of fiduciary duty, and negligent representation against multiple defendants other than the Company. The plaintiffs are seeking damages for taxes, penalties, and interest they have paid or are obligated to pay, attorneys fees, costs, punitive damages, and other relief the court deems just. The plaintiffs maintain that taxes, interest, and penalties are in excess of $3 million or an amount to be proved at the time of trial.

                           Responsive  pleadings  are not due yet.  The  Company
                  plans to defend vigorously against all of the plaintiffs' allegations involving it. It is too early to assess the potential for, and the amount of, any damages in connection with this action.

                           In October 1995,  the United States Tax Court held in
                  Harbor Bancorp & Subsidiaries, et al. v. Commissioner of Internal Revenue, 105 T.C. No. 19, that the interest on the Bonds at issue in the Wasserman case was not excludable from the taxpayers' taxable income. In January 1996, the taxpayers appealed the Tax Court's decision to the U.S. Court of Appeals for the Ninth Circuit.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits:  -- A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Consolidated Financial Statements (Unaudited) on page 6 of this Form 10-QSB.

                      Exhibit 27 -- Financial Data Schedule - see below

                  (b) Reports on Form 8-K:

                      -- January 2, 1996, Disposition of
                         substantially all of the Company's
                         mortgage servicing rights.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HELMSTAR GROUP, INC.



                                              s/ George W. Benoit
                                        ----------------------------------------
Date: May 15, 1996                      George W. Benoit, Chairman of the
                                        Board of Directors, President,
                                        Chief Executive Officer




                                             s/ Roger J. Burns
                                        ----------------------------------------
Date: May 15, 1996                      Roger J. Burns, First Vice President,
                                        Chief Financial Officer