Form 10QSB
period 1996-06-30
HELMSTAR GROUP INC
filed 1996-08-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended   June 30, 1996

[   ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

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

Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at July 31, 1996
           -----                             ----------------------------

Common stock - par value $.10                       5,544,173 shares
- -----------------------------                       ----------------

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

         The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    June 31,       December 31,
                                                      1996             1995
                                                 ------------      ------------
               ASSETS

Cash and cash equivalents ..................     $  1,293,212      $  1,358,730
Marketable securities ......................          466,386         3,805,767
Joint ventures .............................        1,445,645         1,324,023
Mortgage servicing rights - net of
    accumulated amortization of
    $4,045 in 1996 and
    $1,371 in 1995 .........................           44,211            46,886
Mortgage loans held for sale ...............        2,860,228         1,541,640
Due from mortgage investors ................          228,676            52,179
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $394,876 in
    1996 and $363,901 in 1995 ..............          258,051           203,373
Other assets ...............................        2,046,717         1,654,068
                                                 ------------      ------------
         TOTAL .............................     $  8,643,126      $  9,986,666
                                                 ============      ============
             LIABILITIES

Notes payable ..............................     $  1,223,694      $    943,743
Accrued expenses and other
    liabilities ............................     $  1,202,437         1,608,193
                                                 ------------      ------------
         Total liabilities .................        2,426,131         2,551,936
                                                 ------------      ------------
         STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ..........          674,960           674,960
Paid-in surplus ............................       14,984,510        14,984,510
(Accumulated deficit) ......................       (6,536,041)       (5,319,638)
                                                 ------------      ------------
         Total .............................        9,123,429        10,339,832

Less treasury stock, at cost -
    1,204,927 shares in 1996 and
    1,203,227 shares in 1995 ...............       (2,906,434)       (2,905,102)
                                                 ------------      ------------
         Total stockholders' equity ........        6,216,995         7,434,730
                                                 ------------      ------------

         TOTAL .............................     $  8,643,126      $  9,986,666
                                                 ============      ============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                                HELMSTAR GROUP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                  Three Months Ended                       Six Months Ended
                                                                        June 30,                                June 30,
                                                           --------------------------------         --------------------------------
                                                               1996                1995                1996                  1995
                                                           -----------          -----------         -----------          -----------
Revenues:
    Profit from joint ventures ...................         $   253,352          $   332,263         $   420,745          $ 1,779,872
    Financial consulting fees ....................                --                290,000                --                290,000
    Loan servicing fees net of
         guarantor fees ..........................              15,995              209,548              28,167              427,801
    Loan origination fees ........................             424,438              150,381             611,494              231,723
    Interest income ..............................              91,108              104,575             207,202              160,838
    Investment income (loss)......................              (9,981)             629,190             191,594              631,310
    Other income (loss)...........................                (335)              10,583               2,426               26,887
                                                           -----------          -----------         -----------          -----------

         Total revenues ..........................             774,577            1,726,540           1,461,628            3,548,431
                                                           -----------          -----------         -----------          -----------
Expenses:
    Compensation and related costs ...............             981,243              822,990           1,732,993            1,337,046
    Occupancy cost ...............................              93,788              124,733             185,959              223,252
    Amortization of mortgage
         servicing rights ........................               1,335               97,867               2,674              198,169
    General and administrative ...................             336,903              218,303             589,728              395,450
    Professional fees and
         litigation expenses .....................              26,426               61,050              80,570              106,698
    Interest .....................................              41,459                2,252              64,788                3,946
                                                           -----------          -----------         -----------          -----------

         Total Expenses ..........................           1,481,154            1,327,195           2,656,712            2,264,561
                                                           -----------          -----------         -----------          -----------

Profit (loss) before taxes .......................            (706,577)             399,345          (1,195,084)           1,283,870

Income tax (benefit) .............................               9,500                2,223              21,319               60,132
                                                           -----------          -----------         -----------          -----------

NET (LOSS) PROFIT ................................         $  (716,077)         $   397,122         $(1,216,403)         $ 1,223,738
                                                           ===========          ===========         ===========          ===========
Net profit (loss)
    per common share .............................         $      (.13)         $       .07         $      (.22)         $       .21
                                                           ===========          ===========         ===========          ===========
Weighted average number of
    common shares outstanding ....................           5,545,806            5,953,195           5,608,592            5,955,241
                                                           ===========          ===========         ===========          ===========

            See Notes to Condensed Consolidated Financial Statements.

                         HELMSTAR GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                1996          1995
                                                            -----------    -----------
Cash flows from operating activities:
  Net (loss) income .....................................   $(1,216,403)   $ 1,223,738
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Depreciation and amortization .......................        50,788        245,234
    Unrealized (gain) on joint ventures
     and other investments ..............................      (220,745)      (485,823)
    (Gain) on settlement, sale or disposal of investments      (200,000)    (1,276,267)
    Loss on sale of fixed assets ........................          --            1,912
    Changes in operating assets and liabilities:
     (Increase) in mortgage loans held for sale .........    (1,318,588)    (2,061,218)
     (Increase) decrease in due for mortgage loans sold .      (176,497)        21,239
     (Increase) decrease in other assets ................      (409,787)       143,557
     (Decrease) increase in accrued expenses ............      (405,756)       169,508
                                                            -----------    -----------

Net cash provided by (used in) operating activities .....    (3,896,988)    (2,018,120)
                                                            -----------    -----------

Cash flows from investing activities:
  Sale (purchase) of investment securities - net: .......     3,339,381     (1,561,831)
  Distributions from joint ventures and other investments        99,123      2,347,822
  Purchase of mortgage servicing rights .................          --          (50,975)
  Proceeds from the settlement or sale of joint ventures        200,000      1,681,622
  Proceeds from sale or disposal of fixed assets ........          --            8,752
  Purchase of fixed assets ..............................       (85,653)       (12,113)
                                                            -----------    -----------

Net cash provided by (used in) investing activities .....     3,552,851      2,413,277
                                                            -----------    -----------
(Continued)
                         HELMSTAR GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Continued)

                                      (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                1996          1995
                                                            -----------    -----------
Cash flows from financing activities:
  Proceeds (repayment) of short term borrowings - net: ..       279,951       (379,479)
  Purchase of treasury stock ............................        (1,332)        (7,183)
                                                            -----------    -----------

Net cash provided by (used in) financing activities .....       278,619       (386,662)
                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....       (65,518)         8,495
Cash and cash equivalents at beginning of period ........     1,358,730        739,624
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 1,293,212    $   748,119
                                                            ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest ............................................   $    64,788    $     2,252
    Taxes ...............................................         6,578         10,693
  Non-cash increase in value of securities
      available for sale ................................          --           47,409

         See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

l. SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the fiscal year ended December 3l, 1995, which was filed with the Securities and Exchange Commission (the "SEC").

2. JOINT VENTURES

         In June 1996, the Company received $200,000 in connection with Stoneledge Associates, a general partnership. The partnership was developing an industrial/warehouse business park. In 1991, the construction loan matured and the partnership was not successful in negotiating an extension of such loan. The lender completed its foreclosure in 1992. In 1991, the Company had created a loss provision equal to the full carrying amount of the partnership interest. The amount received in June 1996 was from certain individuals who had guaranteed the obligations of the other partner in Stoneledge Associates. Such amount was paid in satisfaction of the other partner's existing obligations to the Company. Since the Company had created a loss provision equal to its entire investment, the $200,000 receipt constitutes income.

         On February 22, 1995, First Highpoint Limited Partnership sold its principal asset, an apartment project located in Plano, Texas. Subsequently, the partnership was dissolved.

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

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.  JOINT VENTURES (continued)

         Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                                     Three Months Ended June 30
                                                     ---------------------------
                                                        1996            1995
                                                     ---------        ---------
Rental income ................................       $ 517,007        $ 499,539
Operating expenses ...........................         (80,563)         (42,254)
                                                     ---------        ---------

Net operating income .........................         436,444          457,285
Other income (expense) .......................        (363,424)        (363,076)
                                                     ---------        ---------

Net income ...................................       $  73,020        $  94,209
                                                     =========        =========

Company's share of profit
   from joint ventures .......................       $  53,352        $  75,812
Receipt from the guarantors
   of a co-venturer's
   obligations in connection
   with the development of a
   project which had been sold at
   a foreclosure sale in 1992 ................         200,000             --
Adjustment to Company's
   share of gain on sale of
   an apartment project ......................            --              3,902
Gain from receiving cash
   distributions in excess of the
   book value of the Company's
   interest in a joint venture ...............            --            253,178
                                                     ---------        ---------

Profit from joint ventures ...................       $ 253,352        $ 332,892
                                                     =========        =========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.  JOINT VENTURES (continued)

                                                     Six Months Ended June 30
                                                  -----------------------------
                                                    1996                 1995
                                                  -----------       -----------
Rental income ..............................      $ 1,136,065       $ 1,310,633
Operating expenses .........................          (89,471)         (177,253)
                                                  -----------       -----------

Net operating income .......................        1,046,594         1,133,380
Other income (expense) .....................         (737,198)         (754,678)
                                                  -----------       -----------

Net income .................................      $   309,396       $   378,702
                                                  ===========       ===========

Company's share of profit
   from joint ventures .....................      $   220,745       $   261,920
Receipt from the guarantors
   of a co-venturer's
   obligations in connection
   with the development of a
   project which had been sold at
   a foreclosure sale in 1992 ..............          200,000              --
Company's share of gain on
   sale of an apartment project ............             --           1,264,773
Gain from receiving cash
   distributions in excess of the
   book value of the Company's
   interest in a joint venture .............             --             253,178
                                                  -----------       -----------

Profit from joint ventures .................      $   420,745       $ 1,779,871
                                                  ===========       ===========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.  JOINT VENTURES (continued)

         Pro forma summary combined operating results of the joint ventures in which the Company is a co-venturer excluding the effects of Stoneledge Associates, First Highpoint Limited Partnership, and the gain from receiving cash distributions in excess of the book value of the Company's interest in Blowing Rock Outlet Partners, are as follows:

                                                    Three Months Ended June 30
                                                   ----------------------------
                                                     1996               1995
                                                   ---------          ---------
Rental income ............................         $ 517,007          $ 499,539
Operating expenses .......................           (80,563)           (42,254)
                                                   ---------          ---------

Net operating income .....................           436,444            457,285
Other income (expense) ...................          (363,424)          (363,076)
                                                   ---------          ---------

Net income ...............................         $  73,020          $  94,209
                                                   =========          =========

Company's share of profit
   from joint ventures ...................         $  53,352          $  75,812
                                                   =========          =========
                                                   Six Months Ended June 30
                                                -------------------------------
                                                    1996                1995
                                                -----------         -----------
Rental income ..........................        $ 1,136,065         $ 1,121,208
Operating expenses .....................            (89,471)            (70,784)
                                                -----------         -----------

Net operating income ...................          1,046,594           1,050,424
Other income (expense) .................           (737,198)           (683,215)
                                                -----------         -----------

Net income .............................        $   309,396         $   367,209
                                                ===========         ===========

Company's share of profit
   from joint ventures .................        $   220,745         $   250,427
                                                ===========         ===========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.       INCOME (LOSS) PER SHARE

         Income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. Common share equivalents relating to the Company's incentive compensation plan have been excluded from the computation for the three months and six months ended June 30, 1996 because the effect of their inclusion would be antidilutive.

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

         For an update to the litigation described in the notes to the Company's financial statements included in its Form 10-KSB for the fiscal year ended
December 31, 1995, which was filed with the SEC, see Item 1, "Legal Proceedings," of this Form 10-QSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In May 1995, the Company began a new business of arranging viatical settlements. A viatical settlement is the payment of a discounted death benefit on an insurance policy to the insured while the insured is still living. The insured transfers ownership of the policy to the entity that makes the payment. The insured must be critically ill, i.e., have a life threatening disease with a limited life expectancy. The Company would receive a fee from the purchaser of the life insurance policy. Historically, many critically ill persons who chose to enter into viatical settlements had AIDS. Considering the breakthroughs in life extending medication now available to AIDS patients, the Company is reviewing its options regarding viatical settlements.

A. Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

   Total revenues decreased to $774,577 for the three months ended June 30, 1996 from $1,726,540 for the three months ended June 30, 1995.

   Profit from joint ventures decreased to $253,352 for the three months ended June 30, 1996 from $332,263 for the three months ended June 30, 1995. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. During the three months ended June 30, 1996, this category included $200,000 received from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge Associates ("Stoneledge") with respect to a project which had been sold at a foreclosure sale in 1992. The guarantors made such payment in satisfaction of the co-venturer's existing obligations to the Company. In 1991, the Company had created a loss provision equal to the full carrying amount of the partnership interest. In contrast, during the three months ended June 30, 1995, this category included a gain of approximately $250,000 as a result of the Company's receipt of cash distributions in excess of the book value of its interest in a joint venture. In April 1995, Blowing Rock Outlet Partners ("Blowing Rock") refinanced its mortgage debt to $6,550,000 from $3,757,828. The amount for the three months ended June 30, 1995 also included a modest adjustment to the gain on the sale of the apartment project formerly owned by First Highpoint Limited Partnership ("First Highpoint"). The Project had been sold in February 1995.

   Excluding the effects of Stoneledge, the Blowing Rock refinancing, and First Highpoint, the Company's share of profit from joint ventures declined from $75,812 for the three months ended June 30, 1995 to $53,352 for the three months ended June 30, 1996. The decline is attributable, in part, to increased interest expense at Blowing Rock as well as a reduction in the Company's percentage share of income in such venture. The Company's share of income and cash declined, in accordance with Blowing Rock's partnership agreement, following the Company's receipt of a distribution from refinancing proceeds in excess of its capital contribution.

   Although rental income and operating expenses were both higher for the three months ended June 30, 1996 than the three months ended June 30, 1995, the increase in operating expenses exceeded the increase in rental income. This resulted from having certain repairs performed during the three months ended June 30, 1996, rather than an overall increase in normal operating expenses.

   Although operating results should improve as a result of increased rents, some variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant notwithstanding that a new tenant has been secured at a higher rent; etc.

   The Company did not realize any financial consulting fees for the three months ended June 30, 1996 compared to $290,000 for the three months ended June 30, 1995. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the trans-actional nature of this business. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1996.

   Loan servicing fees were $15,995 for the three months ended June 30, 1996 compared with $209,548 for the three months ended June 30, 1995. In December 1995, the Company sold substantially all of its mortgage servicing rights for approximately $2.3 million and realized a gain of approximately $380,000. The Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell the servicing rights to other mortgage banking companies. The Company has entered into contracts to sell the balance of its mortgage servicing rights in the near future. Such disposition is not expected to have a material impact on the Company's results from operations.

   Loan origination fees increased to $424,438 for the three months ended June 30, 1996 compared with $150,381 for the three months ended June 30, 1995. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors. This increase reflects the expansion of the Company's sales force.

   Interest income decreased to $91,108 for the three months ended June 30, 1996 from $104,575 for the three months ended June 30, 1995, due in part to the large decline in interest earning escrow deposits as a result of the sale of substantially all of the Company's mortgage servicing portfolio in December 1995.

   Investment income decreased dramatically to a negative $9,981 for the three months ended June 30, 1996 from $629,190 for the three months ended June 30, 1995. This category principally consists of net profit or loss from hedging and investing in futures, puts, calls, equities, municipal securities, and other securities activities. Large swings can occur due to volatility in the financial markets.

   Other income was negative $335 for the three months ended June 30, 1996 compared with $10,583 for the three months ended June 30, 1995.

   Total expenses increased to $1,481,154 for the three months ended June 30, 1996 from $1,327,195 for the three months ended June 30, 1995.

   Compensation and related costs increased to $981,243 for the three months ended June 30, 1996 from $822,990 for the three months ended June 30, 1995. This increase principally was attributable to the addition of professional staff; higher commission expense for mortgage loan originators as a result of the increased volume of originations; additional salaried employees in the mortgage loan origination area to support the higher level of production; and salaries incurred in connection with the Company's viatical settlements business which had commenced in May 1995. Increased compensation in mortgage loan originations partially was offset by salary savings from a reduction in mortgage servicing personnel as a result of the sale of substantially all of the Company's mortgage servicing portfolio.

   Occupancy costs decreased to $93,788 for the three months ended June 30, 1996 from $124,733 for the three months ended June 30, 1995. Effective March 1, 1996, the Company entered into a new lease for its executive offices at a significantly lower rent. This was the primary reason for the substantial decrease in rent expense for the period.

   Amortization of mortgage servicing rights decreased to $1,335 for the three months ended June 30, 1996 from $97,867 for the three months ended June 30, 1995. The carrying amount of purchased mortgage servicing rights must be amortized over the period of the estimated future net servicing income associated therewith. For fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"), requires that servicing rights also must be capitalized and subsequently amortized in the same manner as purchased servicing rights, if the servicing rights were acquired in connection with originating mortgage loans with respect to which the originator has a definitive plan to sell or securitize the loans and retain the servicing rights. In these instances, under SFAS 122, a portion of the cost of originating a mortgage loan must be allocated to the right to service such loan.

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

   General and administrative expenses increased to $336,903 for the three months ended June 30, 1996 from $218,303 for the three months ended June 30, 1995. This increase reflects higher mortgage loan origination activity; promotion expenses incurred in connection with the Company's financial consulting activities; and expenses related to the Company's viatical settlements business.

   Professional fees decreased to $26,426 for the three months ended June 30, 1996 from $61,050 for the three months ended June 30, 1995.

   Interest expense was $41,459 for the three months ended June 30, 1996 compared with $2,252 for the three months ended June 30, 1995. This increase was due in part to greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its hedging and investing activities.

   On a pre-tax basis, the Company had a loss of $706,577 for the three months ended June 30, 1996 compared with a profit of $399,345 for the three months ended June 30, 1995. Provision for income taxes for the three months ended June 30, 1996 was $9,500 compared with $2,223 for the three months ended June 30, 1995. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1995, the Company had net operating loss carryforwards of approximately $10,211,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

   The Company's net loss for the three months ended June 30, 1996 was $716,077 compared with net income of $397,122 for the three months ended June 30, 1995. On a per share basis, the net loss was $(.13) for the three months ended June 30, 1996, compared with net income of $.07 for the three months ended June 30, 1995. Income per share for the three months ended June 30, 1995 was computed based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation of the loss per share for the three months ended June 30, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,545,806 in 1996 and 5,953,195 in 1995.


   Six Months Ended June 30, 1996 Compared
   with Six Months Ended June 30, 1995

   Total revenues decreased to $1,461,628 for the six months ended June 30, 1996 from $3,548,431 for the six months ended June 30, 1995.

   Profit from joint ventures decreased to $420,745 for the six months ended June 30, 1996 from $1,779,872 for the six months ended June 30, 1995. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. During the six months ended June 30, 1996, this category included $200,000 received from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge with respect to a project which had been sold at a foreclosure sale in 1992. The guarantors made such payment in satisfaction of the co-venturer's existing obligations to the Company. In 1991, the Company had created a loss provision equal to the full carrying amount of the partnership interest. In contrast, during the six months ended June 30, 1995, this category included a gain of approximately $1,260,000 from the sale of First Highpoint's apartment project and $250,000 as a result of the Company's receipt of cash distributions in excess of the book value of its interest in Blowing Rock. In April 1995, Blowing Rock refinanced its mortgage debt to $6,550,000 from $3,757,828.

   Excluding the effects of Stoneledge, First Highpoint, and the Blowing Rock refinancing, the Company's share of profit from joint ventures declined from $250,427 for the six months ended June 30, 1995 to $220,745 for the six months ended June 30, 1996. The decline is attributable, in part, to increased interest expense at Blowing Rock as well as a reduction in the Company's percentage share of income in such venture. The Company's share of income and cash declined, in accordance with Blowing Rock's partnership agreement, following the Company's receipt of a distribution from refinancing proceeds in excess of its capital contribution.

   Although rental income and operating expenses were higher for the six months ended June 30, 1996 than the six months ended June 30, 1995, the increase in operating expenses exceeded the increase in rental income. This resulted from having certain repairs performed during the six months ended June 30, 1996, rather than an overall increase in normal operating expenses.

   Although operating results should improve as a result of increased rents, some variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant notwithstanding that a new tenant has been secured at a higher rent; etc.

   The Company did not realize any financial consulting fees for the six months ended June 30, 1996 compared to $290,000 for the six months ended June 30, 1995. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the trans-actional nature of this business. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1996.

   Loan servicing fees decreased to $28,167 for the six months ended June 30, 1996 from $427,801 for the six months ended June 30, 1995. In December 1995, the Company sold substantially all of its mortgage servicing rights for approximately $2.3 million and realized a gain of approximately $380,000. The Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell the servicing rights to other mortgage banking companies. The Company has entered into contracts to sell the balance of its mortgage servicing rights in the near future. Such disposition is not expected to have a material impact on the Company's results from operations.

   Loan origination fees increased to $611,494 for the six months ended June 30, 1996 from $231,723 for the six months ended June 30, 1995. This increase reflects the expansion of the Company's sales force.

   Interest income increased to $207,202 for the six months ended June 30, 1996 from $160,838 for the six months ended June 30, 1995, due in large part to interest earned on securities held from its investing activity.

   Investment income decreased to $191,594 for the six months ended June 30, 1996 from $631,310 for the six months ended June 30, 1995. This category principally consists of net profit or loss from hedging and investing in futures, puts, calls, equities, municipal securities, and other securities activities.

   Other income decreased to $2,426 for the six months ended June 30, 1996 from $26,887 for the six months ended June 30, 1995.

   Total expenses increased to $2,656,712 for the six months ended June 30, 1996 from $2,264,561 for the six months ended June 30, 1995.

   Compensation and related costs increased to $1,732,993 for the six months ended June 30, 1996 from $1,337,046 for the six months ended June 30, 1995. The increase is due principally to the higher commission payments to loan originators as a result of an increase in mortgage loan originations and the hiring of additional support staff to process and close loans.

   Occupancy costs decreased to $185,959 for the six months ended June 30, 1996 from $223,252 for the six months ended June 30, 1995. Effective March 1, 1996, the Company entered into a new lease for its executive offices at a significantly lower rent. This was the primary reason for the substantial decrease in rent expense for the period.

   Amortization of mortgage service rights decreased to $2,674 for the six months ended June 30, 1996 from $198,169 for the six months ended June 30, 1995. The carrying amount of purchased mortgage servicing rights must be amortized over the period of the estimated future net servicing income associated therewith. For fiscal years beginning after December 15, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"), requires that servicing rights also must be capitalized and subsequently amortized in the same manner as purchased servicing rights, if the servicing rights were acquired in connection with originating mortgage loans with respect to which the originator has a definitive plan to sell or securitize the loans and retain the servicing rights. In these instances, under SFAS 122, a portion of the cost of originating a mortgage loan must be allocated to the right to service such loan.

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

   General and administrative expenses increased to $589,728 for the six months ended June 30, 1996 from $395,450 for the six months ended June 30, 1995. This increase reflects higher mortgage loan origination activity; promotion expenses incurred in connection with the Company's financial consulting activities; and expenses related to the Company's viatical settlements business.

   Professional fees decreased to $80,570 for the six months ended June 30, 1996 from $106,698 for the six months ended June 30, 1995.

   Interest expense increased to $64,788 for the six months ended June 30, 1996 from $3,946 for the six months ended June 30, 1995. The increase in interest expense was due in part to greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its hedging and investing activities.

   On a pre-tax basis, the Company had a loss of $1,195,084 for the six months ended June 30, 1996 compared with a profit of $1,283,870 for the six months ended June 30, 1995. Provision for income taxes for the six months ended June 30, 1996 was $21,319 compared with $60,132 for the six months ended June 30, 1995. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1995, the Company has net operating loss carryforwards aggregating approximately $10,211,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

   The Company's net loss for the six months ended June 30, 1996 was $1,216,403 compared with a net profit of $1,223,738 for the six months ended June 30, 1995. On a per share basis, the net loss was $(.22) for the six months ended June 30, 1996, compared with a net profit of $.21 for the six months ended
   June 30, 1995. Income per share for the six months ended June 1995 was computed based on the weighted number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation of the loss per share for the six months ended June 30, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in computations were 5,608,592 in 1996 and 5,955,241 in 1995.

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

   The Company invests excess funds in liquid, short- term financial instruments to preserve the ability to move quickly in funding attractive merchant banking ventures. Such investments primarily include U.S. Government obligations, municipal securities, commodity futures contracts, and money market funds. Additionally, since commencing the mortgage loan origination business, the Company may use its own cash to carry a portion of its inventory of mortgage loans originated for resale. Typically, prior to funding any loans, the Company procures firm commitments from investors to purchase such loans. Fifteen days is the usual time between funding a mortgage loan and receiving payment from an investor. The Company utilizes hedging strategies to minimize the interest rate risk associated with: (1) its mortgage loan origination activities; (2) its share of income and cash flow from the real estate joint venture which has a variable rate loan; and
   (3) its ownership of fixed rate financial instruments.

   The Company's primary financing needs are in its mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts either from a $2.25 million "credit facility" maintained with a savings bank or a $5 million "credit facility" maintained with a finance company. The $5 million facility was opened in June 1996.

   After funding an individual loan, the Company can replenish its cash position or available borrowing capacity under its credit facilities or by utilizing a separate, $11 million mortgage "warehouse facility." The Company can draw down up to 98% of the face amount of an individual mortgage loan from the "warehouse facility." This facility is replenished from the purchase price paid by the investor who had committed to purchase such loan.

   In connection with its interests in real estate, the Company uses separate subsidiaries for each venture. The Company utilizes the equity method of accounting for its interests in real estate joint ventures. Accordingly, the assets and liabilities of such ventures are not included in the Company's consolidated balance sheets.

   The two operating real estate projects in which the Company is a co-venturer currently have strong occupancies and positive cash flow. Cash maintained by each partnership, supplemented with cash flow from operations, should be sufficient to cover all operating costs and debt service requirements of each venture. Additional cash contributions from the Company or its co-venturers would not be necessary. Facts and circumstances, however, are subject to change for reasons beyond the Company's control. Based on current estimates, the Company expects to continue to receive cash distributions from its real estate joint ventures during 1996.

   In April 1993, one of the Company's real estate joint ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a short-term, variable rate loan into a four-year, fixed rate loan. Interest is payable at 8.5% per annum and regular principal amortization is determined on a 15-year schedule. Additional amortization payments equal to 50% of "excess cash flow" also are required. The loan matures on April 1, 1997.

   In April 1995, the Company's other real estate joint venture refinanced the mortgage loan on its project. The interest rate equals Citibank's six-month LIBOR rate plus 3.10% and resets each September and March. The maximum interest rate is 13.5375%. Principal amortization is based on a 25-year schedule and the loan matures on May 1, 2002. The current interest rate through August 31, 1996 is 8.3%.

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

   While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of June 30, 1996.

   The Company is a defendant in various lawsuits. Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Joseph B. Gould Trust v. Stubbeman, McRae, Sealy, Laughlin & Browder, et al., Civil Action No. 94-M-2464 (U.S. District Court, District of Colorado)

         On May 28, 1996, the court entered an order dismissing the complaint, all claims, all cross-claims, all third-party claims, and the civil action with prejudice. Shortly before such date, the parties had entered into an agreement settling all claims, cross-claims, and third party claims. The Company's share of the settlement costs has been included in its consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of Helmstar Group, Inc. was held on June 5, 1996 at the offices of Richard A. Eisner & Company, LLP, 575 Madison Avenue, New York, New York. 4,202,551 votes were present at the meeting either personally or by proxy. The results of the matters submitted to a vote of stockholders at the Annual Meeting were as follows:

         (a) Election of Directors

             Joseph G. Anastasi and James J. Murtha were reelected as directors for a term of three years and David W. Dube was elected for a term of two years. 4,193,751 shares were voted for each director. George
             W. Benoit, Roger J. Burns, and Charles W. Currie continued their terms of office as directors after the meeting.

         (b) Approval of the Amendment to the 1990 Incentive Compensation Plan

             The Amendment to the 1990 Incentive Compensation Plan was approved. 4,077,386 shares were voted in favor of the amendment and 123,665 shares were voted against it. 1,500 shares abstained.

         (c) Appointment of Auditors

             The appointment of Richard A. Eisner & Company, LLP, as independent auditors to audit the Company's 1996 financial statements was ratified at the Annual Meeting. 4,127,636 shares were voted in favor of the proposal, 73,315 shares were voted against it, and 1,600 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-QSB.

             Exhibit 27 - Financial Data Schedule -- See below.

         (b) Reports on Form 8-K:

             -- The  Company  did not file any  reports  on Form 8-K  during the three months ended June 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HELMSTAR GROUP, INC.



                             /s/ George W. Benoit
                                 -----------------------------------------------
Date: August 14, 1996            George W. Benoit, Chairman of the Board of
                                 Directors, President, Chief Executive Officer




                            /s/ Roger J. Burns
                                ------------------------------------------------
Date: August 14, 1996           Roger J. Burns, First Vice President,
                                Chief Financial Officer