Form 10QSB
period 1996-09-30
HELMSTAR GROUP INC
filed 1996-11-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended   September 30, 1996

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

Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at October 30, 1996
           -----                             -------------------------------

Common stock - par value $.10                       5,544,173 shares
-----------------------------                       ----------------

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

         The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 September 31,      December 31,
                                                     1996              1995
                                                 ------------      ------------
         ASSETS
Cash and cash equivalents ..................     $  1,247,138      $  1,358,730
Marketable securities ......................        7,604,246         3,805,767
Joint ventures .............................        1,490,556         1,324,023
Mortgage servicing rights
    net of accumulated
    amortization of $1,371 .................                             46,886
Mortgage loans held for sale ...............        4,336,204         1,541,640
Due from mortgage investors ................           69,210            52,179
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $415,249 in
    1996 and $363,901 in 1995 ..............          268,165           203,373
Other assets ...............................          646,001         1,654,068
                                                 ------------      ------------
         TOTAL .............................     $ 15,661,520      $  9,986,666
                                                 ============      ============
         LIABILITIES

Notes payable ..............................     $  9,090,433      $    943,743
Accrued expenses and other
    liabilities ............................        1,082,320         1,608,193
                                                 ------------      ------------
         Total liabilities .................       10,172,753         2,551,936
                                                 ------------      ------------
             STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ..........          674,960           674,960
Paid-in surplus ............................       14,984,510        14,984,510
(Accumulated deficit) ......................       (7,263,872)       (5,319,638)
                                                 ------------      ------------
         Total .............................        8,395,598        10,339,832

Less treasury stock, at cost -
    1,205,427 shares in 1996 and
    1,203,227 shares in 1995 ...............       (2,906,831)       (2,905,102)
                                                 ------------      ------------

         Total stockholders' equity ........        5,488,767         7,434,730
                                                 ------------      ------------
         TOTAL .............................     $ 15,661,520      $  9,986,666
                                                 ============      ============

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                                HELMSTAR GROUP, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                    Three Months Ended                        Nine Months Ended
                                                                         Sept 30,                                Sept 30,
                                                           --------------------------------         --------------------------------
                                                                 1996                 1995               1996                1995
                                                           -----------          -----------         -----------          -----------
Revenues:
    Profit from joint ventures ...................         $   109,465          $   137,288         $   530,210          $ 1,917,160
    Financial consulting fees ....................                  --              170,000                  --              460,000
    Loan servicing fees net of
         guarantor fees ..........................               7,351              213,793              35,518              641,594
    Loan origination fees ........................             619,075              151,421           1,230,569              383,144
    Interest income ..............................              94,997              118,208             302,199              279,066
    Investment (loss) income .....................             (64,049)              60,547             127,545              691,857
    Gain on disposal of
         servicing rights ........................             126,281                   --             126,281                   --
    Other income .................................               9,514              226,132              11,939              263,589
                                                           -----------          -----------         -----------          -----------

         Total Revenues ..........................             902,634            1,077,389           2,364,261            4,636,410
                                                           -----------          -----------         -----------          -----------


Expenses:
    Compensation and related costs ...............           1,057,995              604,401           2,790,988            1,941,447
    Occupancy cost ...............................              95,167               96,930             281,126              320,182
    Amortization of mortgage
         servicing rights ........................               1,847               97,594               4,521              295,763
    General and administrative ...................             399,905              189,474             989,632              584,924
    Professional fees and
         litigation expenses .....................              55,210               19,929             135,780              137,127
    Interest .....................................              42,979                1,160             107,767                5,106
                                                           -----------          -----------         -----------          -----------

         Total Expenses ..........................           1,653,103            1,009,488           4,309,814            3,284,549
                                                           -----------          -----------         -----------          -----------

(Loss) profit before taxes .......................            (750,469)              67,901          (1,945,553)           1,351,861

Income tax (benefit) .............................             (22,638)               1,800              (1,319)              62,022
                                                           -----------          -----------         -----------          -----------

NET (LOSS) PROFIT ................................         $  (727,831)         $    66,101         $(1,944,234)         $ 1,289,839
                                                           ===========          ===========         ===========          ===========
Net (loss) profit
    per common share .............................         $      (.13)         $       .01         $      (.35)         $       .22
                                                           ===========          ===========         ===========          ===========
Weighted average number of
    common shares outstanding ....................           5,544,174            5,808,254           5,545,452            5,906,025
                                                           ===========          ===========         ===========          ===========


                                  See Notes to Condensed Consolidated Financial Statements (Unaudited).

                         HELMSTAR GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30
                                                            --------------------------
                                                                 1996           1995
                                                            -----------    -----------
Cash flows from operating activities:
  Net income (loss) .....................................   $(1,944,234)   $ 1,289,839
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Depreciation and amortization .......................        73,007        367,270
    Unrealized (gain) on joint ventures
     and other investments ..............................      (330,210)      (623,111)
    (Gain) on sale or disposal of investments ...........      (200,000)    (1,276,267)
    (Gain) on sale of mortgage loans held for sale ......      (126,281)
    Loss on sale of fixed assets ........................                        1,912
    Changes in operating assets and liabilities:
     (Increase) in mortgage loans held for sale .........    (2,794,564)    (1,721,203)
     (Increase) in due for mortgage loans sold ..........       (17,031)      (100,895)
     Decrease in other assets ...........................       990,929         24,208
     (Decrease) in accrued expenses .....................      (525,873)      (399,231)
                                                            -----------    -----------

Net cash (used in) operating activities .................    (4,874,257)    (2,437,478)
                                                            -----------    -----------

Cash flows from investing activities:
 (Purchase) of investment securities - net:
    U.S. Government obligations .........................    (3,798,479)      (381,976)
  Distributions from joint ventures and other investments       163,677      2,445,996
  Purchase of mortgage servicing rights .................                      (78,423)
  Proceeds from the settlement or sale of joint ventures        200,000      1,681,622
  Proceeds from the sale or disposal of fixed assets ....       168,646          8,752
  Purchase of fixed assets ..............................      (116,140)       (17,522)
                                                            -----------    -----------

Net cash (used in) provided by investing activities .....    (3,382,296)     3,658,449
                                                            -----------    -----------

Cash flows from financing activities:
  Proceeds (repayment) of short term borrowings - net: ..     8,146,690       (379,479)
  Purchase of treasury stock ............................        (1,729)      (384,787)
                                                            -----------    -----------

Net cash provided by (used in) financing activities .....     8,144,961       (764,266)
                                                            -----------    -----------

                         HELMSTAR GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                      (CONTINUED)


                                                                  Nine Months Ended
                                                                     September 30
                                                            --------------------------
                                                                 1996           1995
                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....      (111,592)       456,705
Cash and cash equivalents at beginning of period ........     1,358,730        739,624
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 1,247,138    $ 1,196,329
                                                            ===========    ===========

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
    Interest ............................................   $   107,767    $     5,106
    Taxes ...............................................        16,415         10,693
  Non-cash increase in value of assets available for sale                      355,635

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

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



2.  JOINT VENTURES (continued)

         Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1996             1995
                                                     ---------        ---------
Rental income ................................       $ 564,682        $ 531,957
Operating expenses ...........................          42,539           40,196
                                                     ---------        ---------

Net operating income .........................         522,143          491,761
Other income (expense) .......................        (370,428)        (399,201)
                                                     ---------        ---------

Net income ...................................       $ 151,715        $  92,560
                                                     =========        =========

Company's share of profit
   from joint ventures .......................       $ 109,465        $  81,380

Gain from receiving cash
   distributions in excess of
   the book value of the Company's
   interest in a joint venture ...............               _           55,908
                                                     ---------        ---------

Profit from joint ventures ...................       $ 109,465        $ 137,288
                                                     =========        =========

                                  HELMSTAR GROUP, INC. AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (Unaudited)



2.  JOINT VENTURES (continued)

                                                          Nine Months Ended
                                                            September 30,
                                                   -----------------------------
                                                       1996             1995
                                                   -----------      -----------
Rental income ................................     $ 1,700,747      $ 1,842,590
Operating expenses ...........................        (132,010)        (217,449)
                                                   -----------      -----------

Net operating income .........................       1,568,737        1,625,141
Other income (expense) .......................      (1,107,626)      (1,153,879)
                                                   -----------      -----------

Net income ...................................     $   461,111      $   471,262
                                                   ===========      ===========

Company's share of profit
   from joint ventures .......................     $   330,210      $   343,300

Receipt from the guarantors of a
   co-venturer's  obligations in
   connection  with  the development
   of a project which had been sold at
   a foreclosure sale in 1992 ................         200,000             --

Company's share of gain on sale
   of an apartment project ...................              --        1,264,773

Gain from receiving cash
   distributions in excess of
   the book value of the Company's
   interest in a joint venture ...............              --          309,087
                                                   -----------      -----------

Profit from joint ventures ...................     $   530,210      $ 1,917,160
                                                   ===========      ===========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



2.  JOINT VENTURES (continued)


    Pro forma summary combined operating results of the joint ventures in which the Company is a co-venturer, excluding First Highpoint Limited Partnership, are as follows:

                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                      1996               1995
                                                   ---------          ---------
Rental income ............................         $ 564,682          $ 531,957
Operating expenses .......................           (42,539)           (40,196)
                                                   ---------          ---------

Net operating income .....................           522,143            491,761
Other income (expense) ...................          (370,428)          (399,201)
                                                   ---------          ---------
Net income ...............................         $ 151,715          $  92,560
                                                   =========          =========

Company's share of profit
   from joint ventures ...................         $ 109,465          $  81,380
                                                   =========          =========

                                                        Nine Months Ended
                                                           September 30,
                                                --------------------------------
                                                    1996                1995
                                                -----------         ------------
Rental income ..........................        $ 1,700,747         $ 1,653,165
Operating expenses .....................           (132,010)           (110,980)
                                                -----------         -----------

Net operating income ...................          1,568,737           1,542,185
Other income (expense) .................         (1,107,626)         (1,082,416)
                                                -----------         -----------
Net income .............................        $   461,111         $   459,769
                                                ===========         ===========

Company's share of profit
   from joint ventures .................        $   330,210         $   331,807
                                                ===========         ===========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.       INCOME (LOSS) PER SHARE

         Income (loss) per share is computed based on the weighted average number of common shares outstanding during each period. Common share equivalents relating to the Company's incentive compensation plan have been excluded from the computation for the three months and nine months ended September 30, 1996 because the effect of their inclusion would be antidilutive.

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

         There were no significant changes in the status of litigation during the three months ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In May 1995, the Company began a new business of arranging viatical settlements. A viatical settlement is the payment of a discounted death benefit on an insurance policy to the insured while the insured is still living. The insured transfers ownership of the policy to the entity that makes the payment. The insured must be critically ill, i.e., have a life threatening disease with a limited life expectancy. The Company would receive a fee from the purchaser of the life insurance policy. Historically, many critically ill persons who chose to enter into viatical settlements had AIDS. Considering the breakthroughs in life extending medication now available to AIDS patients, the Company has decided to curtail this line of business and is currently seeking a marketing arrangement with some outside party.

         The Company has undertaken a cost containment program at Citizens Mortgage Service Company ("Citizens"), in conjunction with its loan origination operations. The program includes reevaluating the procedures for processing loans to increase efficiency and to reduce the cost per loan, as well as revising product pricing criteria and product offerings to return a greater gross profit per loan. Cost reductions may be accomplished by consolidating functions, requiring loan originators to more efficiently present loans, and possibly by adjusting the staffing levels of certain departments. By adjusting the pricing criteria of loans to better reflect the cost of producing that particular loan type, the Company hopes to increase gross profits and to adjust its product offering to take better advantage of niche market opportunities. While this pricing method may result in a slight decline in loan origination volume, it is anticipated that the greater profits per loan, combined with reduced costs, would increase profitability. In addition, the Company will be increasing the resources available to the non-conforming market, which has higher profit margins than the traditional conforming credit market.

A. Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

         Total revenues decreased to $902,634 for the three months ended September 30, 1996 from $1,077,389 for the three months ended September 30, 1995.

         Profit from joint ventures decreased to $109,465 for the three months ended September 30, 1996 from $137,288 for the three months ended September 30, 1995. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

         The decline is attributable to the reduction in the Company's percentage share of income in the Blowing Rock venture. The Company's share of income and cash declined, in accordance with Blowing Rock's partnership agreement, following the Company's receipt of a distribution from refinancing proceeds in excess of its capital contribution during 1995.

         At the partnership level, rental income increased slightly while operating expenses remained constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995, resulting in a small increase in profit.

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

         The Company did not realize any financial consulting fees for the three months ended September 30, 1996 compared to $170,000 for the three months ended September 30, 1995. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1996, or early 1997.

         Loan servicing fees decreased to $7,351 for the three months ended September 30, 1996 compared with $213,793 for the three months ended September 30, 1995. The decrease is the result of the sale of substantially all of the Company's mortgage servicing portfolio in December 1995 for approximately $2.3 million. The balance of the mortgage servicing portfolio was sold in the quarter just ended for approximately $170,000. The Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell the servicing rights to other mortgage banking companies.

         Loan origination fees increased to $619,075 for the three months ended September 30, 1996 from $151,421 for the three months ended September 30, 1995, as a result of the increased origination volume. This category includes fees earned in connection with the origination of mortgage loans and the profit or loss from sales of mortgage loans to permanent investors. The increase is the result of the Company's expanded loan origination efforts.

         Interest income decreased to $94,997 for the three months ended September 30, 1996 from $118,208 for the three months ended September 30, 1995, due in part to the large decline in interest earning escrow deposits, resulting from the sale of substantially all of the Company's mortgage servicing portfolio in December 1995 and the balance of the portfolio during the third quarter of 1996. This decline was somewhat mitigated by increased earnings in the Company's hedging activities.

         Investment income decreased dramatically to a negative $64,049 for the three months ended September 30, 1996 from $60,547 for the three months ended September 30, 1995. This category principally consists of net profit or loss from hedging and investing in futures, puts, calls, equities, U.S. government securities, municipal securities, and other securities activities. Large swings can occur due to volatility in the financial markets.

         Gain on the sale of mortgage servicing rights was $126,281 for the three months ended September 30, 1996 compared to nil for the three months ended September 30, 1995. The Company sold substantially all of its mortgage servicing in December 1995 for approximately $2.3 million, realizing a profit of approximately $380,000; the balance was sold in the third quarter 1996 for approximately $170,000. The Company has exited the mortgage servicing business as a separate activity.

         Other income declined to $9,514 for the three months ended September 30, 1996 from $226,132 for the three months ended September 30, 1995. During the third quarter of 1995, the Company received payment of an item which was previously considered uncollectible. This category also consists of sundry fees and revenues earned in connection with the Company's mortgage banking business other than servicing or origination fees.

         Total expenses increased to $1,653,103 for the three months ended September 30, 1996 from $1,009,488 for the three months ended September 30, 1995.

         Compensation and related costs increased to $1,057,995 for the three months ended September 30, 1996 from $604,401 for the three months ended September 30, 1995. This increase principally was attributable to the addition of professional staff; higher commission expense for mortgage loan originators as a result of the increased volume of originations; and additional salaried employees in the mortgage loan origination area to support the higher level of production. Increased compensation in mortgage loan originations partially was offset by salary savings from a reduction in mortgage servicing personnel as a result of the sale of substantially all of the Company's mortgage servicing portfolio.

         Occupancy costs decreased to $95,167 for the three months ended September 30, 1996 from $96,930 for the three months ended September 30, 1995.

         Amortization of mortgage servicing rights decreased to $1,847 for the three months ended September 30, 1996 from $97,594 for the three months ended September 30, 1995, as the result of the sale of the majority of the servicing portfolio in December 1995 and the sale of the remaining portfolio in July and August 1996.

         General and administrative expenses increased to $399,905 for the three months ended September 30, 1996 from $189,474 for the three months ended September 30, 1995. This increase reflects higher mortgage loan origination activity; bad debt reserves in connection with the mortgage activity; and expenses related to the Company's viatical settlements business.

         Professional fees increased to $55,210 for the three months ended September 30, 1996 from $19,929 for the three months ended September 30, 1995. This increase is principally due to consulting expenses incurred in upgrading the Company's computer facilities.

         Interest expense was $42,979 for the three months ended September 30, 1996 compared with $1,160 for the three months ended September 30, 1995. This increase was due in part to greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its hedging and investing activities.

         On a pre-tax basis, the Company had a loss of $750,469 for the three months ended September 30, 1996 compared with a profit of $67,901 for the three months ended September 30, 1995. Provision for income taxes for the three months ended September 30, 1996 was a benefit of $22,638 compared with a provision of $1,800 for the three months ended September 30, 1995. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1995, the Company had net operating loss carryforwards of approximately
$10,211,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

         The Company's net loss for the three months ended September 30, 1996 was $727,831 compared with net income of $66,101 for the three months ended September 30, 1995. On a per share basis, the net loss was $(.13) for the three months ended September 30, 1996, compared with net income of $.01 for the three months ended September 30, 1995. Income per share for the three months ended September 30, 1995 was computed based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation of the loss per share for the three months ended September 30, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,544,174 in 1996 and 5,808,254 in 1995.

         Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

         Total revenues decreased to $2,364,261 for the nine months ended September 30, 1996 from $4,636,410 for the nine months ended September 30, 1995.

         Profit from joint ventures decreased to $530,210 for the nine months ended September 30, 1996 from $1,917,160 for the nine months ended September 30, 1995. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. During the nine months ended September 30, 1996, this category included $200,000 received from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge with respect to a project which had been sold at a foreclosure sale in 1992. The guarantors made such payment in satisfaction of the co-venturer's existing obligations to the Company. In 1991, the Company had created a loss provision equal to the full carrying amount of the partnership interest. In contrast, during the nine months ended September 30, 1995, this category included a gain of approximately $1,260,000 from the sale of First Highpoint's apartment project and $250,000 as a result of the Company's receipt of cash distributions in excess of the book value of its interest in Blowing Rock. In April 1995, Blowing Rock refinanced its mortgage debt to $6,550,000 from $3,757,828.

         Excluding the effects of Stoneledge, First Highpoint, and the Blowing Rock refinancing, the Company's share of profit from joint ventures declined from $331,807 for the nine months ended September 30, 1995 to $330,210 for the nine months ended September 30, 1996. The Company's share of income and cash declined, in accordance with Blowing Rock's partnership agreement, following the Company's receipt of a distribution from refinancing proceeds in excess of its capital contribution.

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

         The Company did not realize any financial consulting fees for the nine months ended September 30, 1996 compared to $460,000 for the nine months ended September 30, 1995. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1996, or early 1997.

         Loan servicing fees decreased to $35,518 for the nine months ended September 30, 1996 from $641,594 for the nine months ended September 30, 1995. The decrease is the result of the sale of substantially all of the Company's mortgage servicing portfolio in December 1995 for approximate $2.3 million. The balance of the mortgage servicing portfolio was sold in the third quarter just ended for approximately $170,000. The Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell the servicing rights to other mortgage banking companies.

         Loan origination fees increased to $1,230,569 for the nine months ended September 30, 1996 from $383,144 for the nine months ended September 30, 1995. This increase is the result of the expanded loan origination efforts.

         Interest income increased to $302,199 for the nine months ended September 30, 1996 from $279,066 for the nine months ended September 30, 1995, due in large part to interest earned on securities held in its investing activity.

         Investment income decreased to $127,545 for the nine months ended September 30, 1996 from $691,857 for the nine months ended September 30, 1995. This category primarily consists of: net profit or loss from hedging and investing in futures, puts, calls, equities, U.S. government securities, municipal securities and other securities activities.

         Gain on the sale of mortgage servicing rights was $126,281 for the nine months ended September 30, 1996 compared to nil for the nine months ended September 30, 1995. The Company sold substantially all of its mortgage servicing in December 1995 for approximately $2.3 million, realizing a profit of approximately $380,000; the balance was sold in the third quarter of 1996 for approximately $170,000. The Company has exited the mortgage servicing business as a separate activity.

         Other income decreased to $11,939 for the nine months ended September 30, 1996 from $263,589 for the nine months ended September 30, 1995. During the third quarter of 1995, the Company received payment of an item which was previously considered uncollectible. This category also consists of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan servicing and origination fees.

         Total expenses increased to $4,309,814 for the nine months ended September 30, 1996 from $3,284,549 for the nine months ended September 30, 1995.

         Compensation and related costs increased to $2,790,988 for the nine months ended September 30, 1996 from $1,941,447 for the nine months ended September 30, 1995. The increase is due principally to the higher commission payments to loan originators as a result of an increase in mortgage loan originations and the hiring of additional support staff to process and close loans.

         Occupancy costs decreased to $281,126 for the nine months ended September 30, 1996 from $320,182 for the nine months ended September 30, 1995. Effective March 1, 1996, the Company entered into a new lease for its executive offices at a significantly lower rent. This was the primary reason for the substantial decrease in rent expense for the period.

         Amortization of mortgage servicing rights decreased to $4,521 for the nine months ended September 30, 1996 from $295,763 for the nine months ended September 30, 1995 as the result of the sale of the majority of the mortgage servicing portfolio in December 1995, and the sale of the remaining portfolio in July and August 1996.

         General and administrative expenses increased to $989,632 for the nine months ended September 30, 1996 from $584,924 for the nine months ended September 30, 1995. This increase reflects higher mortgage loan origination activity; bad debt reserve in connection with the mortgage activity; and expenses related to the Company's viatical settlements business.

         Professional fees decreased to $135,780 for the nine months ended September 30, 1996 from $137,127 for the nine months ended September 30, 1995.

         Interest expense increased to $107,767 for the nine months ended September 30, 1996 from $5,106 for the nine months ended September 30, 1995. The increase in interest expense was due in part to greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its hedging and investing activities.

         On a pre-tax basis, the Company had a loss of $1,945,553 for the nine months ended September 30, 1996 compared with a profit of $1,351,861 for the nine months ended September 30, 1995. The benefit for income taxes for the nine months ended September 30, 1996 was $1,319 compared with a provision of $62,022 for the nine months ended September 30, 1995. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1995, the Company has net operating loss carryforwards aggregating approximately
$10,211,000 available to reduce future taxable income. These carryforwards expire in the years 2006 through 2009.

         The Company's net loss for the nine months ended September 30, 1996 was $1,944,234 compared with a net profit of $1,289,839 for the nine months ended September 30, 1995. On a per share basis, the net loss was $(.35) for the nine months ended September 30, 1996, compared with a net profit of $.22 for the nine months ended September 30, 1995. Income per share for the nine months ended September 1995 was computed based on the weighted number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation of the loss per share for the nine months ended September 30, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in computations were 5,545,452 in 1996 and 5,906,025 in 1995.

B.      Liquidity and Capital Resources

         Management  of  the  Company   believes  that  funds   generated   from
operations, its credit facility, warehouse line of credit, and cash distributions from joint ventures, supplemented by its available assets and hedging activities, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. A significant portion of the Company's assets are readily convertible into cash.

         The Company invests excess funds in liquid, short- term financial instruments to preserve the ability to move quickly in funding attractive merchant banking ventures. Such investments primarily include U.S. Government obligations, municipal securities, futures contracts, and money market funds. Additionally, since commencing the mortgage loan origination business, the Company may use its own cash to carry a portion of its inventory of mortgage loans originated for resale. Typically, prior to funding any loans, the Company procures firm commitments from investors to purchase such loans. Fifteen days is the usual time between funding a mortgage loan and receiving payment from an investor. The Company utilizes hedging strategies to minimize the interest rate risk associated with: (1) its mortgage loan origination activities; (2) its share of income and cash flow from the real estate joint venture which has a variable rate loan; and (3) its ownership of fixed rate financial instruments.

         The Company's primary financing needs are in its mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts either from a $2.25 million "credit facility" maintained with a savings bank or from one of two $5 million mortgage warehouse lines of credit with two mortgage warehouse lenders. One $5 million line was opened in June 1996, and the other in September 1996.

         Under the terms of these mortgage warehouse lines of credit, the Company can draw down up to 98% of the face amount of an individual mortgage loan. Borrowings under these facilities are repaid from the purchase price paid by the investor who had committed to purchase the loan.

         Through September 30, 1996, the Company had a separate $11 million warehouse facility with a bank that participated in a mortgage warehouse facility sponsored by the Federal Home Loan Bank of Pittsburgh. On August 29, 1996, the bank notified the Company that it was withdrawing its participation in this program. Other lenders were available, but the Company opted not to participate in the program any longer. This warehouse facility was replaced with the latter mortgage warehouse line of credit mentioned above.

         The mortgage warehouse lines of credit now utilized by the Company are to fund loans from the time of settlement with the homeowner through payment by the investor. In the past, the warehouse facility used in conjunction with the participation in the Federal Home Loan Bank program was replenished from the purchase price paid by the investor who had committed to purchase such loan.

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

         In April 1993, one of the Company's real estate joint ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a short-term, variable rate loan into a four-year, fixed rate loan. Interest is payable at 8.5% per annum and regular principal amortization is determined on a 15-year schedule. Additional amortization payments equal to 50% of "excess cash flow" also are required. The loan matures on April 1, 1997. The partnership is currently exploring various refinancing options.

         In April 1995, the Company's other real estate joint venture refinanced the mortgage loan on its project. The interest rate equals Citibank's six-month LIBOR rate plus 3.10% and resets each September and March. The maximum interest rate is 13.5375%. Principal amortization is based on a 25-year schedule and the loan matures on May 1, 2002. The current interest rate through February 28, 1997 is 8.85%.

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

         While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of September 30, 1996.

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

         Exhibit 27 - Financial Data Schedule -- See below.

         (b)  Reports on Form 8-K:

         --The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HELMSTAR GROUP, INC.



                                             /s/ George W. Benoit
                                             --------------------
Date: November 14, 1996                      George W. Benoit
                                             Chairman of the Board of Directors,
                                             President, Chief Executive Officer




                                             /s/ Roger J. Burns
                                             ------------------
Date: November 14, 1996                      Roger J. Burns
                                             First Vice President,
                                             Chief Financial Officer