Form 10KSB
period 1996-12-31
HELMSTAR GROUP INC
filed 1997-03-31
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee required)


                   For the fiscal year ended December 31, 1996


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

             For the transition period from __________ to __________

                          Commission file number l-9224


                              HELMSTAR GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                               13-2689850
--------------------------------------------------------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)


2 World Trade Center, Suite 2112, New York, N.Y.              10048
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)              (Zip Code)

                                  212-775-0400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
          -------------------                       -----------------------
    Common stock - par value $.10                   American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                   None
                             (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                           (Cover page 1 of 2 pages)

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's   revenues  for  1996,  its  most  recent  fiscal  year,  were
$3,489,615.

         As of February 28, 1997, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $2,536,615.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at February 28, 1997

Common stock - par value $.10                5,536,373 shares
-----------------------------                ----------------

                DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form l0-KSB incorporates by reference from the issuer's definitive proxy statement for the annual meeting of stockholders to be held on June 4, l997.

                            (Cover page 2 of 2 pages)

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

                           Beginning in 1990,  drawing on its experience in real
                  estate project finance, the Company began to offer financial consulting services to clients on a fee basis. This permits the Company to increase its revenue by utilizing its merchant banking expertise without deploying a significant amount of capital. The Company's primary focus in this area has been assisting clients in realizing lower cost of capital through creative financial structuring. This business is transaction oriented, and potential revenue therefrom is subject to wide variation. During 1996, 1995, 1994, and 1993 approximately 3%, 12%, 20%, and 8% of the Company's total revenues in each year were realized in connection with providing financial consulting services to a single financial institution in several transactions.

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

                           This project  opened in May 1989 and is currently 94%
                  leased. Discussions are underway with prospective tenants to lease the vacant space in the near future. A small amount of surplus land remains for potential development in the future. An affiliate of Burrows' co-venturer is responsible for the day-to-day property management function. This entity also acts as leasing broker for the partnership. The partnership does not have any employees.

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

                           Located in an  oceanside  resort,  the center  opened
                  during the 1990 summer season. Currently, it is 97% leased. Discussions are underway with prospective tenants to lease the vacant space in the near future. The partnership does not have any employees.

                           Real Estate Trends

                           Occupancy averaged 94.43% at the manufacturers outlet
                  center in Blowing Rock and 96.72% at the one in Nags Head during 1996. Retail sales were higher than 1995 levels at both centers. At Blowing Rock, retail sales per square foot for tenants who had been open for all of 1996 and 1995 increased to $264 from $260. Aggregate retail sales per square foot for the entire project decreased to $247 from $250. At Nags Head, retail sales per square foot for tenants who had been open for all of 1996 and 1995 increased to $235 from $221. Aggregate retail sales per square foot for the entire project increased to $226 from $214. Average annual base rent (recomputed on a monthly basis) also increased from $11.97 (January 1996) to $12.93 (December 1996) per square foot at Blowing Rock and $12.00 (January 1996) to $12.35 (December 1996) per square foot at Nags Head, as tenants renewed expiring leases and/or new tenants paid higher rates. Percentage rent based on sales above specified targets totalled $88,282 for 1996 versus $76,406 for 1995 at Blowing Rock and $31,823 for 1996 versus
                  $36,688 for 1995 at Nags Head. Specified targets for determining percentage rent typically rise when a tenant's base rent increases after exercising a renewal option.

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

                           Citizens focuses its loan  origination  activities on
                  first mortgage loans on residences containing four or fewer dwelling units. It is approved to originate and service loans for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"). It also can originate and service loans insured by the Federal Housing Administration ("FHA") and loans partially guaranteed by the Veterans Administration ("VA"). Citizens is authorized to issue and service mortgage-backed securities insured by the Government National Mortgage Association ("GNMA"). It has mortgage banking licenses for Pennsylvania, Delaware, Maryland and New Jersey. Citizens may seek to procure additional licenses in the future. Citizens sold most of its servicing portfolio in late-1995 and the balance in mid-1996. Currently, Citizens originates loans and only services those loans during the period between settlement with the borrower and sale to the investor.

                           Mortgage Loan Origination

                           The Company's  primary  objective,  subsequent to the
                  sale of its mortgage servicing portfolio, has been to expand loan origination activities by increasing the number of loan originators and by expanding the product offerings to include a broader array of conforming product and by offering "non-conforming" product. "Non-conforming" product is being marketed through an "Alternative Funding" group which specializes in hard to place loans.

                           Citizens  closed  mortgage  loans  having   principal
                  balances of $59,079,953; $38,916,362; $31,581,135; $49,530,475
                  and $17,128,250 during 1996, 1995, 1994, 1993 and 1992. Retail
                  originations  were  $55,859,353;   $28,433,496;   $17,977,540;
                  $30,466,985;  and  $17,128,250 in 1996,  1995,  1994, 1993 and
                  1992. In 1992, all originations were done on a retail basis from a single office in suburban Philadelphia. Since it was successful in attracting business from nearby parts of New
                  Jersey and Delaware, during 1993, Citizens opened retail origination offices in both New Jersey and Delaware. Due to increased competition in the New Jersey and Delaware markets in 1996, Citizens consolidated its retail offices in operations in both states into the Ft. Washington, Pennsylvania office. The Company maintains a small origination office in New Jersey. By consolidating these offices into the main office in Ft. Washington, the Company reduced operating costs by over $800,000 per year.

                           In 1996,  1995,  1994,  and 1993,  loan  originations
                  totalling   $3,220,600;    $10,482,865;    $13,603,595;    and
                  $19,063,490 were originated through correspondents on a "wholesale" basis.

                           Citizens'   marketing  strategy  has  been  newspaper
                  advertising, telemarketing, and referrals by real estate agents, attorneys and accountants. Commission based account executives typically visit a prospective applicant at the real estate agent's office or in the applicant's home. Accordingly, the presence and size of Citizens offices are not an impediment to increasing the volume of originations within certain limits. If market conditions justify, Citizens may open additional origination offices in the future.

                           Mortgage  loan   origination  is  a  highly  cyclical
                  business. Many mortgage bankers incur high fixed charges by maintaining a network of origination offices in geographic markets. In good times, such companies are poised to capture a solid share of the market. In poor times, however, the high fixed charges can cause severe cash flow squeezes.

                           The Company recognizes the need for a local presence,
                  and has a network of independent mortgage brokers and smaller mortgage bankers to generate mortgage loan originations on a "wholesale" basis. Through correspondents, Citizens receives the benefits of a local office without incurring the fixed overhead of developing and maintaining a branch office. In 1996, the emphasis of the Company's wholesale operations shifted from the conforming loan business to the non-conforming loan business. Due to increased competition, the Company reevaluated its wholesale correspondent relationships and pricing and terminated those correspondents who were not generating quality production. In 1993, the first year in which Citizens began a wholesale business, it had 17 correspondents; in 1994 and 1995 it had 25; and in 1996, it had 16.

                           "Wholesaling"  in effect  means  that  Citizens  will
                  commit in advance of settlement with a homeowner to purchase loans from a correspondent that meet Citizens' underwriting standards. Citizens in turn commits to sell those loans in the same manner as it sells loans originated on a "retail" basis.

                           Each  correspondent  must be "approved" by management
                  and enter into a formal agreement providing indemnity to Citizens in the event of fraud or misrepresentation in the application and underwriting process. Citizens will review each loan prior to acceptance to ensure that it meets the same quality standards and underwriting criteria used in Citizens' retail origination activities.

                           Citizens' loan  origination  production  consisted of
                  the following:

                                1996             1995             1994             1993             1992
                                ----             ----              ----             ----            ----

Conventional Loans

    Number of Loans ...             360              256              332              499              190
    Dollar Volume .....     $34,467,135      $27,128,418      $31,487,045      $48,330,475      $17,000,250
    Percent of Total
      Dollar Volume ...           58.34%           69.71%           99.70%           97.58%           99.25%

FHA Insured Loans

    Number of Loans ...             358              136                1               20                2
    Dollar Volume .....     $24,612,818      $11,787,944      $    94,090      $ 1,200,000      $   128,000
    Percent of Total
      Dollar Volume ...           41.66%           30.29%             .30%            2.42%             .75%

Total Loans

    Number of Loans ...             718              392              333              519              192
    Dollar Volume .....     $59,079,953      $38,916,362      $31,581,135      $49,530,475      $17,128,250
    Average Loan Amount     $    82,284      $    99,276      $    94,838      $    95,434      $    89,210

                           Adjustable rate mortgages  represented  approximately
                  21%, 18%, 19%, 3% and 6% of the conventional loan production for 1996, 1995, 1994, 1993 and 1992, respectively.

                           Loan sales generally are made on a nonrecourse basis,
                  except for losses arising from certain deficiencies in the underwriting of the loan. Citizens would remain liable for such losses to an investor. Citizens' obligations with respect to foreclosure losses on FHA or VA loans included in mortgage-backed securities pools would be the same as an originator which sells such loans or as a servicer of such loans, unless modified by the sales or servicing contract with a party financially capable of performing any indemnity or contribution requirements.

                           Citizens funds loan  production  with its own cash or
                  with proceeds from various credit and warehouse facilities. After a loan closes, it generally takes 7 days until all documents are assembled, packaged and delivered to an investor and 7 days until the investor pays for the loan. In some instances, Citizens retains any interest earned on the mortgage loan until the investor buys such loan. Citizens' interest cost, in some cases, is more than the rate realized while Citizens earns interest on the mortgage loan. Oftentimes, interest rates vary between the time that Citizens issues a commitment to make a loan to an applicant (or purchases a loan at a set price from a correspondent) and the time at which payment is due from an investor.

                           Citizens  offers mortgage loan  applicants,  directly
                  through its retail operation and indirectly through its correspondents, the option of fixing an interest rate at any time prior to 5 days before settlement. Obviously, all applications and commitments do not generate a closed loan, and Citizens is exposed to an interest rate risk, if it commits to fund a mortgage at a certain rate and an investor is only willing to buy the loan at a higher rate. Application fees, paid at the time of application, and origination fees, paid at the time of an applicant's acceptance of a commitment or "financed" through a higher loan balance, however, offset some of the potential loss. In the case of certain refinancings of loans on owner-occupied residences, Federal law requires that a total refund of all fees be made, if the mortgagor rescinds the transaction within 3 business days of closing. Obviously, no disbursement of loan proceeds is made until the expiration of such period.

                           Citizens registers all production on a "best efforts"
                  delivery basis with an investor. Accordingly, if a loan fails to close, Citizens does not have any obligation to the investor, and thus minimizes any interest rate risk.

                           Mortgage Servicing

                           During  1996,   management   completed  its  exit  of
                  mortgage servicing as a separate activity, with the sale of the remaining servicing portfolio for $172,500. The sale resulted in a gain of approximately $130,000. Citizens continues to service mortgage loans for a brief period following the closing of a loan. Servicing rights may be sold to the investor who purchases the loan or to other mortgage servicers.

                           At  December   31,  1996,   the  mortgage   servicing
                  portfolio amounted to $1,359,000 as compared with $22,625,000 at December 31, 1995.

                           The  following  table sets forth an  analysis  of the
                  carrying amount of the Company's purchased mortgage servicing rights:

                                                        Year Ended December 31,
                                 1996           1995             1994            1993              1992
Purchased Mortgage
Servicing Rights
Beginning Balance ....     $    46,886      $ 2,077,108      $ 2,632,657      $ 2,018,464      $ 1,284,806

Add:  Purchases ......            --             96,357          151,513        1,016,284        1,086,905

Less:  Sales .........         (42,365)      (1,765,218)        (227,121)            --               --

Less:  Post Closing
       Adjustments
       Relating to
       Original
       Acquisition and
       Bulk Purchases             --               --            (12,848)            --               --

       Amortization
       Expense .......          (4,521)        (361,361)        (467,093)        (402,091)        (353,247)
                           -----------      -----------      -----------      -----------      -----------

Ending Balance .......     $         0      $    46,886      $ 2,077,108      $ 2,632,657      $ 2,018,464
                           ===========      ===========      ===========      ===========      ===========

                  The table  set forth  below is an  analysis  of the  Company's mortgage servicing portfolio based on the unamortized principal balance of all loans being serviced. "Runoff" includes regular principal payments as well as prepayments for any reason.

                                               Year Ended December 31,
                          ---------------------------------------------------------------------

Dollars in Thousands          1996          1995          1994           1993           1992
                              ----          ----          ----           ----           ----

     Mortgage
Servicing Portfolio:
Beginning Balance ...     $  22,625      $ 217,327      $ 263,089      $ 236,552      $ 205,447

Add:  Loan Production        59,080         38,916         31,581         49,530         17,128

      Bulk Servicing
      Acquired ......             0          9,274            845         69,616         84,450

Less: Servicing Sales       (79,169)      (215,690)       (32,809)        (4,127)        (1,324)

      Runoff ........        (1,177)       (27,202)       (45,379)       (88,482)       (69,149)
                          ---------      ---------      ---------      ---------      ---------

Ending Balance ......     $   1,359      $  22,625      $ 217,327      $ 263,089      $ 236,552
                          =========      =========      =========      =========      =========


                           The remaining mortgage  servicing  portfolio consists
                  of servicing rights for loans to be sold in the normal course of business, usually thirty to sixty days, and loans in foreclosure. As of December 31, 1996, the principal balance of loans in foreclosure is $291,000. Citizens will continue to service these loans until the foreclosures are completed. The Company does not bear any significant risk of loss in connection with the foreclosures pending. In some cases, Citizens has made advances and incurred certain expenses in connection with those foreclosures. In most instances, such advances and any uncollected servicing fees should be received from the sale proceeds of the underlying collateral or have been fully reserved against.

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

                           Funding did not derive any  revenue in 1995  compared
                  with an insignificant amount in 1996 and incurred an immaterial amount of operating expenses. Considering the breakthroughs in life extending medication now available, the Company has decided to curtail this line of business and is currently seeking a marketing arrangement with an outside party.

                           General

                            The Company was  incorporated  under the laws of the
                  State of Delaware in 1968. It maintains offices at 2 World Trade Center, Suite 2112, New York, New York 10048 and its telephone number is (2l2) 775-0400. Unless the context requires otherwise, the term "Company" refers to Helmstar Group, Inc. ("Group") and its wholly-owned subsidiaries:
                  Matthews & Wright, Inc. ("Matthews & Wright"); Snider, Williams & Co., Inc. ("Snider"); Randolph, Hudson & Co., Inc. ("Randolph"); Eden Consulting, Inc. ("Eden"); Shaw Realty Company, Inc. ("Shaw"); Helmstar Funding, Inc. ("Funding," formerly CMS Insurance Agency, Inc.); Burrows, Hayes Company, Inc. ("Burrows"); Dover, Sussex Company, Inc. ("Dover"); Housing Capital Corporation ("Housing"); Randel, Palmer & Co., Inc. ("Randel"); Parker, Reld & Co., Inc. ("Parker") and McAdam, Taylor & Co., Inc. ("McAdam"). Additionally, unless the context requires otherwise, "Company" includes all wholly-owned subsidiaries of Group including Citizens Mortgage Service Company ("Citizens"), a wholly-owned subsidiary of McAdam.

                            As of March l, 1997, the Company had 39 employees of
                  whom 36 were full time employees.

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

                                                    Year Ended December 31,
                                              -----------           -----------
                                                   1996                 1995
                                              -----------           -----------
Revenue from unaffiliated customers:

Merchant banking ...................          $   676,037           $ 2,711,078
Mortgage banking ...................            2,136,580             2,094,400
Other corporate income .............              676,998             1,396,981
                                              -----------           -----------

Total revenues .....................          $ 3,489,615           $ 6,202,459
                                              ===========           ===========

Income (loss) from
   operations:

Merchant banking ...................          $  (491,579)          $ 1,437,920
Mortgage banking ...................           (1,570,464)             (349,200)
                                              -----------           -----------

Income (loss) from
   operations ......................           (2,062,043)            1,088,720

General corporate
   income (expense) ................             (309,922)              133,560

Income (loss) before
   income tax ......................          $(2,371,965)          $ 1,222,280
                                              ===========           ===========

Identifiable assets:

Merchant banking ...................          $ 1,418,383           $ 1,324,023
Mortgage banking ...................            4,611,869             3,840,700

General corporate ..................            2,258,646             4,821,943

     Total Assets ..................          $ 8,288,898           $ 9,986,666
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

                           Mortgage  banking is a highly  regulated  businesses.
                  Citizens has mortgage banking licenses in Pennsylvania, Delaware, Maryland and New Jersey. Citizens has all necessary approvals as are required to originate and service loans purchased or guaranteed by FNMA, FHLMC, FHA, GNMA and the VA. Citizens may have to procure additional licenses in order to expand its mortgage banking business.

Item 2.  Description of Property.

                           The Company leases approximately 7,000 square feet of
                  office space at 2 World Trade Center, New York, New York 10048 under the terms of a lease that expires February 28, 2006. This office is utilized as the Company's executive office in addition to housing its merchant banking activities.

                           Citizens  leases  approximately  6,500 square feet of
                  office space at 500 Office Center Drive, Fort Washington, Pennsylvania 19034. This lease expires on March 31, 1998. This office is utilized in the Company's mortgage banking activities. Citizens transferred its New Jersey branch office to another company in late 1996 and did not renew its Delaware lease.

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

                           The plaintiff seeks compensatory and punitive damages
                  as well  as  indemnification  and  equitable  relief.  In four counts, two of which involve the Company as well as other defendants, the plaintiff seeks compensatory damages plus interest estimated to be not less than $5 million. It is too early to assess the potential for, and the amount of, any damages in connection with this action. At a status conference held on December 17, 1996, Plaintiffs' counsel failed to appear and then at a hearing held on February 26, 1997, the judge dismissed the complaint by the plaintiff. The cross-complaint of the Housing Authority is still pending and the status conference on that complaint was continued to March 25, 1997.

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

                            The Company  has agreed to enter into a  stipulation
                  with plaintiffs which will stay all proceedings without prejudice pending the outcome of an appeal now before the United States Court of Appeals for the Ninth Circuit in Harbor Bancorp. A proposed stipulation staying the proceedings, and consolidating a related action not involving the Company was filed by the plaintiff in July 1996. The court has not yet approved the proposed stipulation.

                           On November 15, 1996,  this case was continued for 90
                  days by the court; the court did not hold such hearing and currently there are no further proceedings.

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


                                     PART II

Item 5.           Market For Common Equity and Related Stockholder Matters.

                  Exchange Listing:

                            The common stock of Helmstar  Group,  Inc. is listed
                  on the American Stock Exchange (trading symbol HLM).

                            The approximate  number of  recordholders  of Common
                  Stock as of February 28, 1997 was 293.


                  Equity Sale Prices:

             1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
             -----------     -----------     -----------     -----------
            High    Low     High    Low     High    Low     High    Low
            ----    ---     ----    ---     ----    ---     ----    ---
1996       1 5/16   7/8     1 1/8   3/4     1 1/2    3/4    1 3/8    3/4

1995         9/16   7/16     3/4    3/8     1 1/4    1/2    1 3/16  11/16


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

Item 6.           Management's Discussion and Analysis.

         A.       Results of Operations

         1.       1996 Compared to 1995

                            Total revenue  decreased to $3,489,615 for 1996 from
                  $6,202,459 for 1995.

                           Profit from joint ventures  decreased to $557,037 for
                  1996 from $1,939,087 for 1995. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. The types of ventures being pursued typically require several years of careful management before they provide the projected returns envisioned.

                           During 1996, this category included $200,000 received
                  from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge with respect to a project which had been sold at a foreclosure sale in 1992. The guarantors made such payment in satisfaction of the co-venturer's existing obligations to the Company. In 1991, the Company had created a loss provision equal to the full carrying amount of the partnership interest. In contrast, during 1995, this category included a gain of approximately $1,276,000 from the sale of First Highpoint's apartment project and $250,000 as a result of the Company's receipt of cash distributions in excess of the book value of its interest in Blowing Rock in connection with the April 1995 refinancing of its mortgage debt to $6,550,000 from $3,757,828.

                           Excluding the effects of Stoneledge, First Highpoint,
                  and the Blowing Rock refinancing, the Company's share of profit from joint ventures increased to $357,037 for 1996 compared to $334,551 for 1996.

                           Notwithstanding  improved  operating  results  at the
                  venture, the Company's share of income from Blowing Rock should be lower in future periods, due in part to the substantial increase in interest expense, as a result of refinancing the venture's mortgage debt from $3,757,828 to $6,550,000 in April 1995. Furthermore, the partnership agreement provides that the Company's share of income and cash flow would decline, once the Company recovered its entire capital contribution from certain events including the refinancing of the venture's debt. The Company received a distribution in excess of its capital contribution from the refinancing proceeds. The venture's cash flow, at current interest rates, was not negatively impacted because debt service on the new loan is lower than on the old loan. In addition to interest, the old loan required principal amortization payments of $40,000 per month.

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

                           Financial  consulting  fees decreased to $116,000 for
                  1996 from $766,500 for 1995. The Company provides financial structuring advice on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

                           Loan  origination  fees  increased to $1,770,464  for
                  1996 from $596,941 in 1995. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors. This increase is the result of the expanded retail loan origination efforts in 1996 during which loan origination volume increased to 718 loans, representing a dollar volume of $59,079,953, from 392 loans, representing a dollar volume of $38,916,362, in 1995.

                           Loan  servicing  fees  decreased  to $36,131 for 1996
                  from $800,197 in 1995. The decrease is the result of the sale of substantially all of the Company's mortgage servicing portfolio in December 1995 and the sale of the balance of the portfolio in July and August 1996. This category includes fees earned in processing residential mortgage payments and servicing loans on behalf of various investors. In 1996, the Company has repositioned its mortgage banking operation to originate residential mortgage loans and sell them with their servicing rights to permanent investors.

                           In  1996,   the  sale  of  the  remaining   servicing
                  portfolio generated revenues of approximately $170,000 and realized a gain of $142,100. In 1995, the sale of mortgage servicing rights generated revenues of approximately $2,300,000 and a realized gain of $379,705.

                           Interest  income  increased to $463,868 for 1996 from
                  $362,906 for 1995, due in large part to interest earned in the securities held in the trading and investing activities, which offset lower interest earned in the mortgage servicing activity. In late 1995, the Company sold most of its servicing portfolio and the balance in mid-1996 causing a loss of interest earnings on escrow balances for those mortgages being serviced.

                           In the  mortgage  origination  activity,  the Company
                  uses its own cash or borrows from "warehouse facilities" to fund mortgage loans originated for resale to investors. The Company earns interest income on the mortgage loans until the time of completing the sale thereof to investors and incurs interest expense only when using the "warehouse facility."

                           Investment income decreased to $428,954 for 1996 from
                  $1,083,884 for 1995. This category primarily consists of net profit or loss from investing in futures, puts, calls, municipal bonds, equities and other securities for cash management, trading and risk management purposes relating to the Company's interest fluctuation exposure in its mortgage banking operation. During 1995, the Company reported a gain on the sale of stock in a public company which was received in connection with the sale of the Company's interest in a joint venture in a prior period.

                           Other  income  resulted  in a loss of $24,922 in 1996
                  compared to a profit of $273,239 in 1995. The 1996 loss is attributable to a write-off of $40,000 on the sale of furniture and fixtures related to the sale of the New Jersey mortgage origination office offset by sundry fees received in connection with the Company's mortgage banking operations. During 1995, the Company received payment of an item which was previously considered uncollectible.

                           Gain  on  the  sale  of  mortgage   servicing  rights
                  decreased to $142,083 for 1996 compared to $379,705 for 1995. The Company sold substantially all of its mortgage servicing for approximately $2.3 million in 1995. The balance was sold in 1996 for approximately $172,000.

                            Total expenses increased to $5,861,580 for 1996 from
                  $4,980,179 for 1995.

                           Compensation   and   related   costs   increased   to
                  $3,593,614 for 1996 from  $2,678,293 for 1995. The increase is due principally to higher commission payments to account executives as a result of higher production at Citizens and the hiring of additional administrative and processing staff to support the increase in mortgage loan originations. In 1995, an incentive bonus was accrued in connection with profits derived from joint venture activities, however, no bonus was accrued in 1996.

                           Occupancy  costs  decreased to $369,018 for 1996 from
                  $423,321 for 1995. This decrease is due principally to the new lease entered into by the Company for its existing executive offices at a significantly lower rent.

                           Amortization of mortgage  servicing  rights decreased
                  to $4,521 for 1996 from $361,422 for 1995. The Company sold the majority of the mortgage servicing portfolio during 1995 and the remainder in mid-1996. With its withdrawal from mortgage servicing as a separate activity, the Company will no longer have a mortgage servicing portfolio to amortize. The Company intends to sell the mortgage servicing rights on loans it originates in the future either to the purchaser of such loans or to third parties in independent transactions.

                           General  and  administrative  expenses  increased  to
                  $1,506,562 for 1996 from $905,145 for 1995.  This increase was due principally to greater activity in the Company's loan origination business including such direct expenses as appraisal fees, tax service fees, funding fees and warehouse expenses. The Company increased the bad debt reserve in connection with its mortgage activities and incurred higher advertising and public relations expenses than in 1995.

                           Professional   fees   and   litigation    settlements
                  decreased to $149,963 for 1996 from $605,371 for 1995. This decrease was due principally to the settlement of certain litigation during 1995 and the moderate level of activity on pending litigation in 1996.

                           Interest expense  increased to $237,902 for 1996 from
                  $6,627 for 1995, principally as a result of the significant increase in mortgage origination activity requiring greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its trading and investing activities.

                           On a  pre-tax  basis,  the  Company  had  a  loss  of
                  $2,371,965 for 1996 compared with a profit of $1,222,280 for 1995. In 1996, the Company had a tax benefit of $7,885 compared to a tax expense of $37,611 for 1995. These items consist solely of state and local taxes and various adjustments. For Federal income tax purposes, as of December 31, 1996, the Company has net operating loss carryforwards of approximately $13,750,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011.

                           The  Company's  net  loss  for  1996  was  $2,364,080
                  compared with a net profit of $1,184,669 for 1995. On a per share basis, the net loss was $.43 for 1996 compared with a net profit of $.20 for 1995. Income per share for 1995 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation for 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,544,480 in 1996 and 5,820,800 in 1995.

                  Inflation

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

                           The Company has interests in two joint ventures which
                  developed and now operate manufacturers outlet shopping centers. One joint venture has a mortgage loan with a variable interest rate equal to Citibank's six-month LIBOR rate plus 3.10%. The interest rate resets on March 1 and September 1 each year until maturity on May 1, 2002. The maximum interest rate is 13.5375% under the terms of the loan. The current rate through August 31, 1997 is 8.788%.

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

         B.       Liquidity and Capital Resources

                           Management   of  the  Company   believes  that  funds
                  generated from operations, its warehouse facilities, and cash distributions from joint ventures, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. A significant portion of the Company's assets are readily convertible into cash.

                           The   Company   invests   excess   funds  in  liquid,
                  short-term financial instruments in order to maximize its current cash return with minimum interest rate risk, while preserving the ability to move quickly in funding attractive merchant banking ventures. Such investments include U.S. Government and municipal obligations, futures contracts and money market funds. Additionally, since commencing the mortgage loan origination business, the Company may use its own cash to carry a portion of its inventory of mortgage loans originated for resale. Prior to funding any loans, the Company procures firm commitments from investors to purchase such loans. Fourteen days is the typical time between funding a mortgage loan and receiving payment from an investor.

                           The  Company's  primary  financing  needs  are in its
                  mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts from three separate warehouse bank lines aggregating $12,250,000. At December 31, 1996, approximately $2,200,000 had been borrowed against these lines. The Company can draw down up to 98% of the face amount of an individual mortgage loan from the warehouse bank which is replenished from the purchase price paid by the investor who had committed to purchase such loan.

                           In connection with its interests in real estate,  the
                  Company uses separate subsidiaries for each venture. The Company utilizes the equity method of accounting for its interests in real estate joint ventures. Accordingly, the assets and liabilities of such ventures are not included in the Company's consolidated balance sheets.

                           The two operating  real estate  projects in which the
                  Company is a co-venturer, currently have strong occupancies and positive cash flow. Cash maintained by each partnership, supplemented with cash flow from operations, should be sufficient to cover all operating costs and debt service requirements of each venture, so that additional cash contributions from the Company or its co-venturers would not be necessary. Facts and circumstances, however, are subject to change for reasons beyond the Company's control. Based on current estimates, the Company expects to continue to receive cash distributions from its real estate joint venture activities during 1997.

                           In April 1993, one of the Company's real estate joint
                  ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a short-term, variable rate loan into a four-year, fixed rate loan. Interest is payable at 8.5% per annum. The lender charged an extension fee which was paid as follows: (1) $15,000 at the time the extension was consummated; (2) $15,000 on April 1, 1994; and $33,818 (an amount equal to the product of the outstanding principal balance $4,609,079 multiplied by .0075) on April 1, 1995. Regular amortization is determined on a 20-year schedule for the first year and then on a 15-year self-liquidating basis. Additional amortization payments equal to 25% of "excess cash flow" were paid during the second 12-month period. Thereafter, 50% of "excess cash flow" is due as additional amortization. The loan matures on April 1, 1997. The Company is currently in the process of refinancing this loan and expects to complete such refinancing prior to April 1, 1997.

                           In April 1995, the Company's  other real estate joint
                  venture refinanced the mortgage loan on its project. The principal amount of the new, nonrecourse loan is $6,550,000; the interest rate equals Citibank's six-month LIBOR rate plus 3.10% and the interest rate resets each September and March; the maximum interest rate is 13.5375%; principal amortization is based on a 25-year schedule; and the loan matures on May 1, 2002. The current interest rate through August 31, 1997 is 8.788%. The interest rate had been 8.3% through August 31, 1996 and 8.85% from September 1, 1996 through February 28,
                  1997. The principal balance of the refinanced loan was $3,757,828. The proceeds from refinancing, net of expenses including points, fees, title insurance, escrows, etc., was approximately $2.5 million. The Company received a distribution from the joint venture of approximately $2.2 million.

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

                           While the Company  believes that currently  available
                  funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of December 31, 1996.

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

                    DECEMBER 31, 1996 AND DECEMBER 31, 1995

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Helmstar Group, Inc.
New York, New York


        We have audited the consolidated balance sheet of Helmstar Group, Inc. and subsidiaries as at December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 financial statements of the real estate joint ventures described in Note B. The Company's equity in these joint ventures aggregated $1,417,883 at December 31, 1996 and they account for $357,037 and $1,939,087 of income included in income (loss) before taxes for the years ended December 31, 1996 and December 31, 1995, respectively. The financial statements of these entities were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to these entities is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Helmstar Group, Inc. and subsidiaries at December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

        As described more fully in Note G to the consolidated financial statements, the Company was a defendant in various lawsuits.



/s/Richard A. Eisner & Company, LLP
-----------------------------------
Richard A. Eisner & Company, LLP

New York, New York
February 26, 1997

                         HELMSTAR GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEET

                                AS AT DECEMBER 31, 1996

                  A S S E T S
Cash and cash equivalents (Note A)  .................................     $  1,679,454
Marketable securities (Note A)  .....................................        1,350,441
Joint ventures including advances (Notes A and B) ...................        1,418,383
Mortgage loans held for sale (Notes A and C)  .......................        2,647,692
Due from mortgage investors (Note C)  ...............................            4,123
Furniture, equipment and leasehold improvements - at
   cost, less accumulated depreciation and amortization
   of $415,504 (Note A) .............................................          237,673
Other assets ........................................................          951,132
                                                                          ------------

          T O T A L .................................................     $  8,288,898
                                                                          ============


                  L I A B I L I T I E S

Notes payable (Note C)  .............................................     $  2,246,672
Accrued expenses and other liabilities (Note A) .....................          979,298
                                                                          ------------

          Total liabilities .........................................        3,225,970
                                                                          ------------

Commitments, contingencies and other matters (Notes B, F, G, H and I)

                  STOCKHOLDERS' EQUITY
                  (Note E)

Common stock - authorized 10,000,000 shares,
   par value $.10; issued 6,749,600 shares ..........................          674,960
Paid-in surplus .....................................................       14,984,510
(Deficit) ...........................................................       (7,683,718)
                                                                          ------------

          T o t a l .................................................        7,975,752

Less treasury stock, at cost - 1,213,227 shares .....................       (2,912,824)
                                                                          ------------

          Total stockholders' equity ................................        5,062,928
                                                                          ------------

          T O T A L .................................................     $  8,288,898
                                                                          ============

Attention  is  directed  to  the  foregoing   accountants'  report  and  to  the
accompanying notes to financial statements.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,
                                                    ---------------------------
                                                          1996           1995
                                                    -----------      -----------

Revenues:
   Profit from joint ventures (Note B) ........     $   557,037      $ 1,939,087
   Financial consulting fees (Note F[3]) ......         116,000          766,500
   Loan servicing fees (Notes A and J) ........          36,131          800,197
   Loan origination fees (Note A)  ............       1,770,464          596,941
   Interest income ............................         463,868          362,906
   Investment income ..........................         428,954        1,083,884
   Gain on sale of mortgage servicing rights
     (Note J)  ................................         142,083          379,705
   Other income (loss) ........................         (24,922)         273,239
                                                    -----------      -----------

          Total revenues ......................       3,489,615        6,202,459
                                                    -----------      -----------

Expenses:
   Compensation and related costs .............       3,593,614        2,678,293
   Occupancy cost .............................         369,018          423,321
   Amortization of mortgage servicing rights ..           4,521          361,422
   General and administrative .................       1,506,562          905,145
   Professional fees and provision for
     contingencies and settlements ............         149,963          605,371
   Interest ...................................         237,902            6,627
                                                    -----------      -----------

          Total expenses ......................       5,861,580        4,980,179
                                                    -----------      -----------


Profit (loss) before taxes ....................      (2,371,965)       1,222,280

Income tax provision (benefit) (Note D)  ......          (7,885)          37,611
                                                    -----------      -----------

NET INCOME (LOSS)  ............................     $(2,364,080)     $ 1,184,669
                                                    ===========      ===========

Net income (loss) per common share (Note A)  ..     $      (.43)     $       .20
                                                    ===========      ===========

Weighted average number of
   common shares outstanding ..................       5,544,480        5,820,800
                                                    ===========      ===========

Attention  is  directed  to  the  foregoing   accountants'  report  and  to  the
accompanying notes to financial statements.

                                                HELMSTAR GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                   Common Stock            Paid-in       (Accumulated           Treasury Stock
                             Shares          Amount        Surplus         Deficit)         Shares         Amount         Total
                             ------          ------        -------         --------         ------         ------         -----
Balance - January 1,
1995..................      6,749,600   $    674,960   $ 14,984,510    $ (6,504,307)        783,905   $  2,518,923   $  6,636,240


Treasury stock
   acquired at cost ..           --             --             --              --           419,322        386,179       (386,179)



Net income ...........           --             --             --         1,184,669            --             --        1,184,669
                            ---------   ------------   ------------    ------------       ---------    -----------   ------------


Balance - December 31,
1995..................      6,749,600        674,960     14,984,510      (5,319,638)      1,203,227      2,905,102      7,434,730



Treasury stock
   acquired at cost ..           --             --             --              --            10,000          7,722         (7,722)



Net (loss) ...........           --             --             --        (2,364,080)           --             --       (2,364,080)
                            ---------   ------------   ------------    ------------       ---------    -----------   ------------



BALANCE - DECEMBER 31,
1996..................      6,749,600   $    674,960   $ 14,984,510    $ (7,683,718)      1,213,227   $  2,912,824   $  5,062,928
                         ============   ============   ============    ============    ============   ============   ============


Attention  is  directed  to  the  foregoing   accountants'  report  and  to  the
accompanying notes to financial statements.

                                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                   ----------------------------
                                                                                        1996           1995 *
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net income (loss)  ..........................................................   $ (2,364,080)   $  1,184,669
   Adjustments to reconcile net income (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization ...........................................         95,787         456,722
       Share of (profit) from joint ventures ...................................       (357,037)       (662,820)
       Realized (gain) on sale of joint venture ................................       (200,000)     (1,276,267)
       Realized (gain) on sale or disposal of investments ......................       (440,906)       (325,999)
       Unrealized loss (gain) from marketable securities .......................         12,012         (27,523)
       (Gain) on sale of mortgage loans held for sale ..........................       (130,134)       (379,505)
       Loss on sale of fixed assets ............................................         41,477           1,912
       Changes in operating assets and liabilities:
         (Increase) in mortgage loans held for sale ............................     (1,106,052)     (1,511,640)
         Decrease in due from mortgage investors ...............................         48,056           2,375
         Purchase of marketable securities .....................................    (63,221,393)     (3,541,756)
         Sales of marketable securities ........................................     62,816,478       1,456,610
         (Increase) decrease in other assets ...................................        169,166        (907,900)
         (Decrease) increase in accrued expenses ...............................       (628,895)         97,247
                                                                                   ------------    ------------

           Net cash (used in) operating activities .............................     (5,265,521)     (5,433,875)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Purchase of investment securities ...........................................                     (1,686,692)
   Sale of investment securities ...............................................      3,805,767         508,907
   Distributions from joint ventures - refinancing .............................                      2,227,892
   Distributions from joint ventures ...........................................        262,677         381,521
   Proceeds from sale of interest in joint ventures ............................        200,000       1,681,622
   Proceeds from sale of other investments .....................................                        723,125
   Acquisition of mortgage servicing rights ....................................                        (96,357)
   Proceeds from sale of mortgage service rights ...............................        172,499       2,144,763
   Purchase of fixed assets ....................................................       (153,005)        (18,637)
   Proceeds from sale of fixed assets ..........................................          3,100           8,752
                                                                                   ------------    ------------

           Net cash provided by investing activities ...........................      4,291,038       5,874,896
                                                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds of short term borrowings ...........................................      2,246,672         564,264
   Repayment of short term borrowings ..........................................       (943,743)
   Purchase of treasury stock ..................................................         (7,722)       (386,179)
                                                                                   ------------    ------------

           Net cash provided by financing activities ...........................      1,295,207         178,085
                                                                                   ------------    ------------

                                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31,
                                                                                   ----------------------------
                                                                                        1996           1995 *
                                                                                   ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................        320,724         619,106

Cash and cash equivalents at beginning of year .................................      1,358,730         739,624
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................   $  1,679,454    $  1,358,730
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ..................................................................   $    237,902    $      6,627
     Taxes .....................................................................         16,415          35,828

* Reclassified to conform to the current year's presentation.


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

         [2]  Joint ventures and other investments:

                  Joint ventures, with a 20% to 50% voting interest and limited partnership investments in investment partnerships are accounted for under the equity method. If management believes in good faith that the fair value of an interest in a joint venture or limited partnership interest is less than the carrying amount thereof, determined in accordance with the equity method of accounting, and such decline in value is other than temporary, the Company will establish a loss reserve equal to the amount of such decline. The carrying amount of this asset in the Company's consolidated balance sheet is presented net of any reserve. Each interest is reviewed separately, notwithstanding that all interests are combined for financial statement presentation purposes.


         [3]      Mortgage banking:

                  (a)      Recognition of income:

                  The Company originates and processes mortgage loans for sale to permanent investors. Servicing rights may or may not be retained upon sale. Loan origination fees net of certain loan origination costs are deferred until the loans are sold. Profit recognition on the sale of mortgage loans, which is included in loan origination income, occurs when all incidence of ownership passes to the permanent investor. Interest income is recognized on mortgage loans held for sale as earned.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

         [3]      Mortgage banking:  (continued)

                  (b)      Mortgage loans held for sale:

                  Mortgage loans held for sale are reported at the lower of cost or fair value (as determined in good faith by management).

                  (c)      Loan servicing:

                  Fees earned for servicing mortgage loans owned by investors are based on a stipulated percentage of the outstanding monthly principal balance of such loans. Loan servicing fees are credited to income when collected, loan servicing costs are charged to expense as incurred.

                  (d)      Mortgage servicing rights:

                  Servicing rights may or may not be sold concurrently with the related mortgage loans. Servicing rights sold in conjunction with mortgage loan sales are included in loan origination income.

                  When mortgage loans are sold with servicing rights retained the gain or loss on such sales is adjusted to provide for recognition of normal servicing fees over the estimated servicing lives of the related mortgage loans. The adjustment equals the present value of the difference between the actual servicing fee and the normal servicing fee. To the extent that the actual servicing fee exceeds the normal servicing fee, these fees are capitalized and amortized to servicing fee income monthly, using a level yield method. If the actual servicing fees are estimated to be less than the normal servicing fees, a loss is recognized as of the date of the sale.

                  Purchased servicing rights are capitalized in an amount equal to the lesser of cost or the excess of the present value of the estimated servicing fee revenue over the present value of the estimated costs associated with each portfolio acquired. The capitalized amount is amortized in proportion to and over the estimated servicing life.

                  The Company reviews the carrying amount of each portfolio of mortgage servicing rights for possible impairment. If the estimated future servicing costs exceed the estimated future servicing revenue, the Company will recognize a loss equal to such excess, and reduce future amortization expense accordingly.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

         [4]  Depreciation and amortization:

                  Furniture, fixtures and equipment are being depreciated using both straight-line and accelerated methods over estimated lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of term of the lease or its useful life.

         [5]  Statements of cash flows:

                  For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         [6]  Income (loss) per share:

                  Income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year. Common share equivalents relating to the Company's incentive compensation plan have been excluded from the computation in 1996 as they are antidilutive.

         [7]  Income taxes:

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset was fully reserved since the likelihood of realization of the benefit cannot be established.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

         [8]  Marketable Securities:

                  The Company accounts for its investments in marketable securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires, among other things, the classification of investments in one of three categories based on the Company's intent: trading, available-for-sale and held-to-maturity, with trading and available-for-sale securities carried at fair value and held-to-maturity securities carried at amortized cost.

                  The Company invests in marketable debt securities consisting of United States Treasury Bills and municipal debt securities. The United States Treasury Bills mature in less than one year. The municipal debt securities are bought and held principally for the purpose of selling them in the near future and are carried at market value. These marketable debt securities are classified as trading securities.

         [9]  Recently issued accounting pronouncements:

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. SFAS 123, among other things, encourages companies to establish a fair value based method of accounting for stock-based compensation plans and requires certain pro forma disclosures if the fair value method is not adopted.

                  SFAS 121 and SFAS 123 had no material effect on the financial statements.

       [10]  Use of estimates:

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

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Joint Ventures:

         [1] Joint ventures as at December 31, 1996 consist of the following:

         Real  estate  joint  ventures  -  50%  voting  interest  with  majority financial interest in partnerships:
              Blowing Rock
                Outlet Partners       Shopping Center      $    1,579

              Nags Head Outlet
                Partners              Shopping Center       1,416,304

                  Other                                           500

                     Total real estate joint ventures      $1,418,383


         [2] Summary combined financial information of the real estate joint ventures as at December 31, 1996, are as follows:

         Operating properties . . . . . . . . . . . . .  $11,366,429

         Other assets . . . . . . . . . . . . . . . . .      576,540
                                                         -----------

                   Total assets . . . . . . . . . . . .   11,942,969

         Notes payable. . . . . . . . . . . . . . . . .   10,439,565

         Other liabilities. . . . . . . . . . . . . . .      204,888
                                                         -----------

                   Total liabilities. . . . . . . . . .   10,644,453

                   Net assets . . . . . . . . . . . . .  $ 1,298,516
                                                         ===========

         Company's investment . . . . . . . . . . . . .  $ 1,418,383
                                                         ===========

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Joint Ventures:  (continued)

         [2]      (continued)

                                                     Year Ended December 31,
                                                   ----------------------------
                                                       1996             1995
                                                   -----------      -----------

             Rental income ...................     $ 2,334,006      $ 2,176,689
             Operating expenses ..............        (838,317)        (830,730)
             Other expense ...................        (902,863)        (876,476)
                                                   -----------      -----------

                       Net income ............     $   592,826      $   469,483
                                                   ===========      ===========

Company's share ..............................     $   357,037      $   334,551
Adjustment for distribution in
       excess of basis .......................                          328,269
                                                   -----------      -----------
                                                       357,037          662,820
    Receipt of an item previously
       reserved (a) ..........................         200,000
    Company's share of gain on sale of
       assets of a joint venture (b)  ........                        1,276,267
                                                   -----------      -----------

    Profit from joint ventures ...............     $   557,037      $ 1,939,087
                                                   ===========      ===========

         (a) During 1996 the Company received payment in satisfaction of the co-venturers existing obligations for a venture that was fully reserved for in a prior year.

         (b) First Highpoint Limited Partnership, a partnership in which the Company had a majority financial interest, sold a 140 unit apartment project, located in Plano, Texas.

         [3] A reconciliation of the Company's investment in real estate joint ventures as at December 31, 1996 is as follows:

                  Balance, beginning of year. . . . .  $1,324,023
                  Net income. . . . . . . . . . . . .     357,037
                  Distributions . . . . . . . . . . .    (262,677)
                                                       ----------
                  Balance, end of year. . . . . . . .  $1,418,383
                                                       ==========

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Notes Payable:

         The Company has entered into warehouse loan agreements with three financial institutions, permitting the Company to borrow a total of $12,250,000 at December 31, 1996. Borrowings under the warehouse loan agreements are due on demand and are collateralized by mortgage loans held for sale which aggregated $2,647,692 at December 31, 1996. The notes bear interest at rates varying from the prime rate plus 1% to the prime rate plus 2%.

         The Company maintains a margin account with a broker. At times during the year, the Company was advanced funds with the related securities as collateral.


(NOTE D) - Income Taxes:

         The Company and its subsidiaries file consolidated federal income tax returns.

         The (benefits) provisions for income taxes consist of state and local taxes of $(7,885) and $37,611 for the years ended December 31, 1996 and December 31, 1995, respectively.

         At December 31, 1996 the Company has net operating loss carryforwards for federal income tax purposes of approximately $13,750,000, which expire from 2005 through 2011. The difference between the accumulated loss for financial reporting purposes and that for federal income tax purposes is primarily due to losses which the Company had not been able to carry back to prior years for tax purposes.

         The Company has not recorded the $6,550,000 benefit from either its net operating loss carryforward of $6,325,000 or litigation provision of $225,000, because realization of the benefit is uncertain and therefore a valuation allowance (increased by approximately $1,550,000 for 1996) has been provided.

         The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for the years 1985 through 1989. The IRS has proposed certain adjustments to the returns for possible additional income tax due in the amount of approximately $958,000 (exclusive of interest and penalties). The Company does not agree with the proposed adjustments and has engaged tax counsel to protest them. (See Note F[4].)

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Income Taxes:  (continued)

         The effective tax rate varied from the statutory federal income tax rate as follows:

                                                    For the
                                                   Year Ended
                                                   December 31,
                                                 --------------
                                                  1996     1995
                                                 ------   ------

         Statutory rate (benefit) . . . . . . .  (34.0)%   34.0 %

         State and local taxes (benefit), net
            of federal income tax effect. . . .  (12.2)    14.0

         Nondeductible expenses . . . . . . . .             4.8

         Valuation allowance. . . . . . . . . .   45.9    (49.7)
                                                 ------   ------

         Effective rate . . . . . . . . . . . .    (.3)%    3.1 %
                                                 ======   ======

(NOTE E) - Incentive Compensation Plan:

         Under the Company's 1990 Incentive Compensation Plan (the "Plan"), the Company has increased its reserved shares by 250,000 in 1996 to an aggregate of 750,000 shares of its common stock for issuance to officers and other key employees in the form of incentive or nonqualified stock options, stock appreciation rights, or restricted stock awards. Incentive stock options granted under the Plan must be exercisable at a price per share not less than 100% (110% in the case of a 10% stockholder) of the fair market value of the Company's common stock on the date of grant. Options cannot be exercised after ten years (five years in the case of a 10% stockholder) from the date of grant.
Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. During 1992, options to purchase 150,000 shares were granted at an exercise price of $.5625 per share. In 1996, 50,000 options were cancelled. There was 100,000 outstanding options to purchase common stock at December 31, 1996 of which 75,000 are exercisable.

(NOTE F) - Commitments, Contingencies and Other Matters:

         [1] In 1995, the Company, per the terms of its lease on its corporate headquarters, paid a penalty of $70,000 to cancel the lease effective February 29, 1996. The Company renegotiated a new lease on the same space thru February 28, 2006 at a lower rate. Rental expense was $351,200 and $319,500 for the years ended December 31, 1996 and December 31, 1995, respectively.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Commitments, Contingencies and Other Matters:  (continued)

                  Minimum future annual rental payments are as follows:
                           1997 . . . . . . . . . . . . .  $  205,100
                           1998 . . . . . . . . . . . . .     147,200
                           1999 . . . . . . . . . . . . .     127,900
                           2000 . . . . . . . . . . . . .     127,900
                           2001 . . . . . . . . . . . . .     127,900
                           Thereafter . . . . . . . . . .     532,900
                                                           ----------

                                                           $1,268,900
                                                           ==========

         [2] The Company has a Retirement Savings Plan for its employees, pursuant to Section 401(k) of the Internal Revenue Code. The Company, at its discretion, may match 25% of employee contributions. Employee contributions to the Plan and the Company's matching contributions vest immediately. The Company's contribution to the Plan in 1996 and 1995 was approximately $47,600 and $9,300, respectively.

         [3] During 1996 and 1995 consulting fees from one financial institution accounted for approximately 3% and 12%, respectively, of total revenue.

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


(NOTE G) - Litigation:

         [1] In July 1993, an action was commenced against multiple defendants, including the Company, in the California Superior Court. The plaintiff asserts numerous claims in connection with the issuance of Housing Authority of the County of Riverside, Multi-Family Housing Revenue Bonds, Series 1985A ("Ironwood Bonds"). The Company was the underwriter of the Ironwood Bonds.

                  This lawsuit had been transferred to the United States District Court for the Central District of California. Certain claims against one defendant were severed and transferred to the United States District Court for the Southern District of Texas. The other claims, including those against the Company, were remanded to the Superior Court of California, County of Riverside.


(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Litigation:  (continued)

         [1]      (continued)

                  The plaintiff allegedly acquired an apartment project financed with the proceeds of such bond issue from the original developer. The Housing Authority sought indemnity from the plaintiff for expenses it allegedly incurred in contesting the IRS's assertion that the Ironwood Bonds were not tax-exempt.

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

                  At a status conference held on December 17, 1996, the plaintiff's counsel failed to appear and then at a hearing held on February 26, 1997, the judge dismissed the complaint by the plaintiff. The cross-claim is still pending and the status conference on that claim was continued to March 26, 1997. The Company believes that the action is without merit and is vigorously defending its position. It is too early to assess the potential for, and the amount of, any damage in connection with this lawsuit.

                  In October 1995, the United States Tax Court determined that interest earned on the Ironwood Bonds and the Whitewater Bonds was not tax-exempt. The petitioners, who are not related to the plaintiff in this litigation, have appealed the Tax Court's decision to the United States Court of Appeals for the Ninth Judicial Circuit.

         [2] In May 1996, the Company was served with a summons and complaint in connection with a class action commenced in March 1996 against multiple parties. This action was filed in the Superior Court of California, County of Riverside. The plaintiffs brought this action on behalf of themselves and all other purchasers of bonds issued by the Housing Authority of the County of Riverside for the Whitewater Garden Apartments project and the Ironwood Apartments

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Litigation:  (continued)

         [2]  (continued)

project (the "Bonds"). The plaintiffs maintain the defendants misrepresented that the interest on the Bonds would be exempt from federal income tax. The plaintiffs allege negligent misrepresentation, fraudulent misrepresentation, and concealment against multiple defendants, including the Company, relating to actions with respect to the issuance and underwriting of the Bonds in 1985 and 1986. The plaintiffs also filed claims involving breach of written contract, breach of oral contract, breach of fiduciary duty, and negligent representation against multiple defendants other than the Company. The plaintiffs are seeking damages for taxes, penalties, and interest they have paid or are obligated to pay, attorneys fees, costs, punitive damages, and other relief the court deems just. The plaintiffs maintain that taxes, interest, and penalties are in excess of $3 million or an amount to be proved at the time of trial.

                  The Company has agreed to enter into a stipulation with the plaintiffs which will stay all proceedings without prejudice pending the outcome of an appeal now before the United States Court of Appeals for the Ninth Circuit in Harbor Bancorp, a separate action in which the United States Tax Court determined that interest earned on the Bonds was not tax exempt. A proposed stipulation staying the proceedings, and consolidating a related action not involving the Company was filed by the plaintiff in July 1996.

                  On November 15, 1996, this case was continued for 90 days by the court; the court did not hold such hearing and currently there are no further proceedings.

                  The Company plans to defend vigorously against all of the plaintiffs' allegations involving it. It is too early to assess the potential for, and the amount of, any damages in connection with this action.

         [3] There are various claims against the Company with respect to matters arising out of the ordinary conduct of its business. Outside counsel for the Company has advised that at this time they cannot offer an opinion as to the probable outcome of any of these matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of operations.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Financial Information Relating to Industry Segments:

         The Company's operations are classified into two principal industry segments: merchant banking and mortgage banking.

                                          Year Ended December 31,
                                         ------------  ----------
                                             1996         1995
                                         ------------  ----------
Revenues from unaffiliated customers:
   Merchant banking . . . . . . . . . .  $   676,037   $2,711,078
   Mortgage banking . . . . . . . . . .    2,136,580    2,094,400
   Other corporate income . . . . . . .      676,998    1,396,981
                                         ------------  ----------

          Total revenues. . . . . . . .  $ 3,489,615   $6,202,459
                                         ============  ==========
Income (loss) from operations:
   Merchant banking . . . . . . . . . .  $  (491,579)  $1,437,920
   Mortgage banking . . . . . . . . . .   (1,570,464)    (349,200)
                                         ------------  -----------

          Income (loss) from operations   (2,062,043)   1,088,720

General corporate income (expenses) -
   net. . . . . . . . . . . . . . . . .     (309,922)     133,560
                                         ------------  ----------

Income (loss) before taxes. . . . . . .  $(2,371,965)  $1,222,280
                                         ============  ==========
Identifiable assets:
   Merchant banking . . . . . . . . . .  $ 1,418,383   $1,324,023
   Mortgage banking . . . . . . . . . .    4,611,869    3,840,700
   General corporate. . . . . . . . . .    2,258,646    4,821,943
                                         ------------  ----------

               T o t a l. . . . . . . .  $ 8,288,898   $9,986,666
                                         ============  ==========

(NOTE I) - Financial Instruments With Off-Balance-Sheet Risk and
                   Concentration of Risk:

         [1] In the normal course of business, the Company is a party to financial instruments which have off-balance-sheet risk. The Company's risk of accounting loss due to the credit risks and market risks associated with these off-balance-sheet instruments varies with the type of financial instrument and principal amounts and are not necessarily indicative of the degree of exposure involved. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument more or less valuable.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Financial Instruments With Off-Balance-Sheet Risk and
                   Concentration of Risk:  (continued)

         [1]  (continued)

                  The following table summarizes the Company's significant financial instruments attributable to its mortgage banking operations at December 31, 1996:

         Commitments to extend credit for mortgage loans. .  $4,766,600
         Commitments to sell mortgage loans . . . . . . . .   4,766,600


                  In the normal course of business the Company enters into both optional and mandatory commitments to sell mortgage loans that it originates. The Company commits to sell the loans at specified prices in a future period ranging from 30 to 120 days from the date of commitment directly to mortgage investors. Market risk is associated with these financial instruments which results from movements in interest rates and is reflected by gains or losses on the sale of the mortgage loans determined by the difference between the price of the loan and the price guaranteed in the commitment. In certain instances, the Company is liable to certain investors for losses incurred. Losses have been historically minimal.

                  As part of its investment and risk management strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments (e.g., futures contracts, market indexes, and option contracts). Trading in derivatives is used to leverage the price volatility in the underlying financial instrument or index and for speculative and risk management purposes. Futures contracts are exchange-traded commitments to purchase or sell other financial instruments at specified terms at specified future dates. Option contracts provide the holder with the right, but not the obligation, to purchase or sell a financial instrument at a specified price before or on an established date.

                  All positions are reported at fair value, and changes in fair value are reflected in operations as they occur.

(continued)

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) - Financial Instruments With Off-Balance-Sheet Risk and
                   Concentration of Risk:  (continued)

         [2] The following table presents derivative contracts at December 31, 1996 and average fair value for the year ended December 31, 1996.

                Trading Account

                                                                    Position at End of Year
                                           ---------------------------------------------------------------
                                           Number of            Average            Notional
                                           Contracts           Fair Value            Value        Position
                                           ---------           ----------            -----        --------
United States Treasury Bonds . . .            50              $5,631,000          $5,000,000       Long

                                                           Average Fair Value During the Year
                                               -----------------------------------------------------------
                                                Average                             Average
                                                 Fair                                Fair
                                                 Value         Position              Value       Position
                                                 -----         --------              -----       --------
United States Treasury Bonds . . .             $2,117,000        Long              $2,613,000       Short
Muni index . . . . . . . . . . . .              1,330,000        Long               4,369,000       Short
Japanese Yen . . . . . . . . . . .                 56,000        Long                   2,000       Short
Option contracts . . . . . . . . .                  4,000        Long                               Short

                  Net   gains   aggregated   on   these   financial   instrument
transactions for the year ended December 31, 1996 and December 31, 1995 were $478,496 and $711,180, respectively.

         Substantially all the Company's cash and securities positions are deposited with clearing brokers for safekeeping purposes. The brokers are highly capitalized and are members of major securities exchanges.

                          BLOWING ROCK OUTLET PARTNERS

                      FINANCIAL STATEMENTS AND AUDIT REPORT

                                December 31, 1996

                          BLOWING ROCK OUTLET PARTNERS
                                    CONTENTS





          REPORT OF INDEPENDENT ACCOUNTANTS

          BALANCE SHEET

          STATEMENTS OF INCOME AND VENTURERS' DEFICIT

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

              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

Private Companies Practice Section          Member AICPA Division for CPA Firms
                              SEC Practice Section



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Co-Venturers
Blowing Rock Outlet Partners
Nashville, Tennessee

We have audited the accompanying balance sheets of Blowing Rock Outlet Partners (a joint venture) as of December 31, 1996, and the related statements of income and venturers' deficit and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blowing Rock Outlet Partners as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



/s/Joseph Decosimo and Company, LLP






Chattanooga, Tennessee
January 14, 1997

                          BLOWING ROCK OUTLET PARTNERS
                                  BALANCE SHEET
                                December 31, 1996





          ASSETS
Land ....................................................           $ 1,658,000
Building and Improvements ...............................             5,132,517
Construction-In-Progress ................................                13,738
Fixtures ................................................                 7,551
                                                                    -----------
                                                                      6,811,806
Accumulated Depreciation ................................            (1,369,899)
                                                                    -----------
                                                                      5,441,907

Cash and Cash Equivalents ...............................                45,825
Receivables .............................................                14,697
Prepaid Expenses ........................................               104,668
Intangible Assets, net ..................................               180,740
                                                                    -----------

TOTAL ASSETS ............................................           $ 5,787,837
                                                                    ===========


          LIABILITIES AND VENTURERS' DEFICIT

LIABILITIES
  Note Payable ..........................................           $ 6,421,555
  Accounts Payable and Deferred Revenue .................                 9,302
  Tenant Deposits .......................................                37,950
  Due to Related Parties ................................                43,930
  State Income Taxes Payable ............................                33,877
                                                                    -----------

          Total Liabilities .............................             6,546,614

VENTURERS' DEFICIT ......................................              (758,777)
                                                                    -----------

TOTAL LIABILITIES AND VENTURERS' DEFICIT ................           $ 5,787,837
                                                                    ===========







    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                   STATEMENTS OF INCOME AND VENTURERS' DEFICIT
                     Years Ended December 31, 1996 and 1995



                                                        1996             1995
                                                    -----------      -----------
REVENUES
  Rental Revenue ..............................     $ 1,365,476      $ 1,243,504
                                                    -----------      -----------

EXPENSES
  Management Fees .............................          68,274           62,175
  Leasing Commissions .........................          21,869           22,469
  Professional Services .......................          11,298            8,250
  Common Area Maintenance, net of
    recoveries from tenants ...................          18,215            9,077
  Landlord Repairs ............................           5,815           15,425
  Bad Debt Expense (Recoveries) ...............           7,165             (315)
  Other .......................................            --                 47
                                                    -----------      -----------
                                                        132,636          117,128
                                                    -----------      -----------

INCOME FROM OPERATIONS ........................       1,232,840        1,126,376
                                                    -----------      -----------

OTHER INCOME (EXPENSE)
  Interest Income .............................           7,488            7,262
  Interest Expense ............................        (556,815)        (506,455)
  Depreciation ................................        (199,695)        (201,759)
  Amortization ................................         (36,797)         (49,851)
  State Income Tax ............................         (33,877)         (31,051)
  Real Estate Taxes, net of recoveries
    from tenants ..............................          (2,712)          (2,198)
                                                    -----------      -----------
                                                       (822,408)        (784,052)
                                                    -----------      -----------

NET INCOME ....................................         410,432          342,324

VENTURERS' EQUITY (DEFICIT) - beginning of year        (764,209)       1,834,880

  Distributions ...............................        (405,000)      (2,941,413)
                                                    -----------      -----------

VENTURERS' DEFICIT - end of year ..............     $  (758,777)     $  (764,209)
                                                    ===========      ===========








    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995


                                                          1996             1995
                                                      -----------      -----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
  Net Income ....................................     $   410,432      $   342,324
  Adjustments to Reconcile Net
    Income to Net Cash Provided by
    Operating Activities -
    Depreciation and Amortization ...............         236,492          251,610
    Bad Debt Expense (Recoveries) ...............           7,165             (315)
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Receivables .............................         (20,207)           2,534
        Prepaid Expenses ........................         (33,566)          39,311
        Deferred Leasing Fees ...................         (15,722)          (3,511)
      Increase (Decrease) in -
        Accounts Payable and Deferred Revenue ...         (21,647)          15,313
        Accrued Interest ........................            --             51,171
        Tenant Deposits .........................           8,012           (3,409)
        Due to Related Parties ..................           4,188              173
        State Income Taxes Payable ..............           2,812           (7,287)
                                                      -----------      -----------

       Net Cash Provided by Operating Activities          577,959          687,914
                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ..........................         (71,975)         (34,825)
                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net Proceeds from Issuance of
    Long-Term Debt ..............................            --          2,551,413
  Repayment of Notes Payable ....................         (79,486)        (168,959)
  Distributions to Venturers ....................        (405,000)      (2,941,413)
  Loan Fees Paid ................................            --            (90,894)
                                                      -----------      -----------

       Net Cash Used by Financing Activities ....        (484,486)        (649,853)
                                                      -----------      -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS ..........................          21,498            3,236

CASH AND CASH EQUIVALENTS -
    beginning of year ...........................          24,327           21,091
                                                      -----------      -----------
CASH AND CASH EQUIVALENTS -
    end of year .................................     $    45,825      $    24,327
                                                      ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995


                                                       1996              1995
                                                  -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash Paid During the Year for -
    Interest ..............................       $   556,815       $   455,284
    Income Taxes ..........................       $    31,064       $    38,338


SUPPLEMENTAL DISCLOSURE OF
  NONCASH FINANCING ACTIVITIES
  Issuance of Note Payable ................       $      --         $ 6,550,000
  Intangible Assets Paid at Closing .......              --            (106,103)
  Prepaid Assets Paid at Closing ..........              --             (56,656)
  Interest Paid at Closing ................              --             (78,000)
  Repayment of Note Payable
    at Closing ............................              --          (3,757,828)
                                                  -----------       -----------

NET PROCEEDS FROM ISSUANCE OF
  LONG-TERM DEBT ..........................       $      --         $ 2,551,413
                                                  ===========       ===========




    The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



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

INTANGIBLE ASSETS - Developmental and other costs incurred before operations commenced are capitalized as start-up costs. Initial and renewal leasing commissions are amortized over the remaining lease periods. The cost of intangible assets is amortized using the straight-line method over the following estimated useful lives:

                                                              Years
                                                              -----

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

                          BLOWING ROCK OUTLET PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



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


INTANGIBLE ASSETS

Intangible assets consist of the following:

Deferred Leasing Fees .................................               $  52,187
Loan Fees .............................................                 196,997
                                                                      ---------
                                                                        249,184
Accumulated Amortization ..............................                 (68,444)
                                                                      ---------
                                                                      $ 180,740
                                                                      =========

                          BLOWING ROCK OUTLET PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



NOTE PAYABLE

The note payable is a LIBOR plus 3.10% note collateralized by real estate and the assignment of leases and rents. The interest rate is determined semiannually at the lesser of LIBOR plus 3.10%, 13.5375% or the maximum legal rate. Monthly payments were $54,297 including interest as of December 31, 1996, and are reset semiannually to reflect changes in the interest rate. The remaining principal balance and accrued interest are due May 1, 2002. The venture is also required under the note agreement to make monthly payments totaling $3,500 to establish reserves which may be drawn against under certain circumstances for interest payments, leasing commissions and certain improvements and maintenance expenditures.

The note is dated April 11, 1995, and the proceeds from this borrowing were used to satisfy by direct payment at closing all remaining indebtedness under the note payable to NationsBank of North Carolina.

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1996, are as follows:

    Year Ending
    -----------
  December 31, 1997                                            $  94,585
  December 31, 1998                                            $ 103,464
  December 31, 1999                                            $ 113,177
  December 31, 2000                                            $ 123,802
  December 31, 2001                                            $ 135,422


RELATED PARTY TRANSACTIONS

Effective April 1, 1995, CS Partners (CSP) began managing the rental property for 5% of total rents collected. CSP is an affiliate of CSMC, one of the venturers. Prior to such time, CSMC managed the rental property for 5% of total rents collected. Management fees paid totaled $68,274 for 1996 and $62,175 for 1995.

CSP also assumed leasing agent responsibilities on April 1, 1995. The joint venture pays CSP an initial fee of 12.5% of the total base rental dollars accruing for the first year of new leases and 3% of the base and percentage rents each year thereafter for the term of said lease. In addition, the venture pays a 2% commission on any leases which are renewed. Prior to April 1, 1995, a different affiliate of CSMC acted as leasing agent for the same commission arrangement as outlined above. Leasing commissions paid totaled $37,590 for 1996 and $25,980 for 1995.

                          BLOWING ROCK OUTLET PARTNERS
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



LEASES

Minimum future rentals to be received by the joint venture under noncancelable operating leases as of December 31, 1996, consist of the following:

     Year Ending
     -----------
  December 31, 1997                                            $ 1,156,716
  December 31, 1998                                              1,090,935
  December 31, 1999                                                726,739
  December 31, 2000                                                370,746
  December 31, 2001                                                231,129
  Later Years                                                      279,622
                                                                 ---------
                                                               $ 3,855,887
                                                               ===========


The joint venture receives rents from tenants under noncancelable operating leases typically with five year lease terms. Virtually all tenants pay a minimum guaranteed rental based on square footage and a percentage rental based on a percentage of gross sales over a certain sales level per year. Percentage rents totaled $88,282 for 1996 and $76,406 for 1995.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

The carrying amount of the note payable approximates fair value based on the borrowing rates currently estimated to be available to the joint venture for bank loans with similar terms.

                           NAGS HEAD OUTLET PARTNERS,

                         A NORTH CAROLINA JOINT VENTURE

                      FINANCIAL STATEMENTS AND AUDIT REPORT

                                December 31, 1996

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

              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

Private Companies Practice Section          Member AICPA Division for CPA Firms
                              SEC Practice Section



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Co-Venturers
Nags Head Outlet Partners,
  a North Carolina Joint Venture
Nags Head, North Carolina

We have audited the accompanying balance sheets of Nags Head Outlet Partners, a North Carolina Joint Venture as of December 31, 1996, and the related statements of income and venturers' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nags Head Outlet Partners, a North Carolina Joint Venture as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.



/s/Joseph Decosimo and Company, LLP






Chattanooga, Tennessee
January 14, 1997

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                                  BALANCE SHEET
                                December 31, 1996




          ASSETS
Land .....................................................          $ 1,273,072
Building and Improvements ................................            6,207,189
                                                                    -----------
                                                                      7,480,261
Accumulated Depreciation .................................           (1,555,739)
                                                                    -----------
                                                                      5,924,522

Cash and Cash Equivalents ................................              155,135
Receivables, net .........................................                  159
Prepaid Expenses .........................................               52,897
Intangible Assets, net ...................................               22,419
                                                                    -----------

TOTAL ASSETS .............................................          $ 6,155,132
                                                                    ===========


          LIABILITIES AND VENTURERS' EQUITY

LIABILITIES
  Note Payable ...........................................          $ 4,018,010
  Accounts Payable and Deferred Revenue ..................                8,875
  Accrued Interest .......................................               16,128
  Tenant Deposits ........................................               28,751
  Due to Related Parties .................................                3,996
  State Income Taxes Payable .............................               22,079
                                                                    -----------

          Total Liabilities ..............................            4,097,839

VENTURERS' EQUITY ........................................            2,057,293
                                                                    -----------

TOTAL LIABILITIES AND VENTURERS' EQUITY ..................          $ 6,155,132
                                                                    ===========







    The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                   STATEMENTS OF INCOME AND VENTURERS' EQUITY
                     Years Ended December 31, 1996 and 1995



                                                     1996               1995
                                                 -----------        -----------
REVENUES
  Rental Revenue .........................       $   968,530        $   933,185
                                                 -----------        -----------

EXPENSES
  Management Fees ........................            48,427             46,659
  Leasing Commissions ....................            14,392              8,260
  Professional Services ..................            18,652              5,750
  Common Area Maintenance, net of
    recoveries from tenant ...............               949             (8,600)
  Landlord Repairs .......................            12,427              9,596
  Tenant Improvements ....................             2,248                859
  Bad Debt Expense .......................              --                4,852
  Other ..................................             4,673              4,259
                                                 -----------        -----------
                                                     101,768             71,635
                                                 -----------        -----------

INCOME FROM OPERATIONS ...................           866,762            861,550
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
  Interest Income ........................             6,258              5,913
  Interest Expense .......................          (359,794)          (383,196)
  Depreciation ...........................          (277,934)          (285,256)
  Amortization ...........................           (30,500)           (54,301)
  State Income Tax .......................           (22,398)           (17,551)
                                                 -----------        -----------
                                                    (684,368)          (734,391)
                                                 -----------        -----------

NET INCOME ...............................           182,394            127,159

VENTURERS' EQUITY - beginning of year ....         1,904,899          1,937,740

    Distributions ........................           (30,000)          (160,000)
                                                 -----------        -----------

VENTURERS' EQUITY - end of year ..........       $ 2,057,293        $ 1,904,899
                                                 ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1996 and 1995

                                                          1996           1995
                                                       ---------      ---------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES
  Net Income .....................................     $ 182,394      $ 127,159
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities -
    Depreciation and Amortization ................       308,434        339,557
    Bad Debt Expense .............................          --            4,852
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Receivables ..............................         8,654        (10,220)
        Prepaid Expenses .........................       (38,036)        12,911
        Deferred Leasing Fees ....................        (4,702)        (6,435)
      Increase (Decrease) in -
        Accounts Payable and Deferred Revenue ....        (2,621)        (1,813)
        Accrued Interest .........................        (1,155)        (1,045)
        Tenant Deposits ..........................        (8,695)        14,540
        Due to Related Parties ...................            82            415
        State Income Taxes Payable ...............         5,321          8,880
                                                       ---------      ---------
       Net Cash Provided by Operating Activities .       449,676        488,801
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ...........................        (6,595)       (35,770)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Note Payable ......................      (287,739)      (260,325)
  Distributions to Venturers .....................       (30,000)      (160,000)
  Loan Fees Paid .................................          --          (33,817)
                                                       ---------      ---------
       Net Cash Used by Financing Activities .....      (317,739)      (454,142)
                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...............................       125,342         (1,111)

CASH AND CASH EQUIVALENTS - beginning of year ....        29,793         30,904
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS - end of year ..........     $ 155,135      $  29,793
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash Paid During the Year for -
    Interest .....................................     $ 360,949      $ 384,241
    Income Taxes .................................     $  17,077      $   8,671

    The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



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

INTANGIBLE ASSETS - Developmental and other costs incurred before operations commenced are capitalized as start-up costs. Initial and renewal leasing commissions are amortized over the remaining lease periods. The cost of intangible assets is amortized using the straight-line method over the following estimated useful lives:

                                                                  Years
                                                                  -----

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

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



ORGANIZATION

Nags Head Outlet Partners, a North Carolina Joint Venture, was organized under the laws of the State of North Carolina on December 6, 1989, for the purpose of acquiring, developing and operating a shopping center in Nags Head, North Carolina. The two venturers are Parker, Reld & Co., Inc. (JV) and Company Stores Capital Corp. (CSCC).

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


INTANGIBLE ASSETS

Intangible assets consist of the following:

Deferred Leasing Fees ................................                 $ 28,664
Loan Fees ............................................                   63,818
                                                                       --------
                                                                         92,482
Accumulated Amortization .............................                  (70,063)
                                                                       --------
                                                                       $ 22,419
                                                                       ========

NOTE PAYABLE

The note payable is an 8.5% note payable to First American National Bank collateralized by real estate. The note requires monthly payments of $46,365 including principal and interest beginning April 1, 1994. Additionally, the note requires monthly principal payments of 25% of the prior month's excess cash flow plus interest payments through March 15, 1995, and 50% of the prior month's excess cash flow plus interest payments through April 1, 1997, at which time the principal balance plus accrued interest is due and payable in full. Management of the venture expects to obtain replacement long-term financing prior to April 1, 1997.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996



RELATED PARTY TRANSACTIONS

Effective April 1, 1995, CS Partners (CSP) began managing the rental property for 5% of total rents collected. CSP is an affiliate of CSCC, one of the venturers. Prior to such time, a different affiliate of CSCC managed the rental property for 5% of total rents collected. Management fees paid totaled $48,427 for 1996 and $46,659 for 1995.

CSP also assumed leasing agent responsibilities on April 1, 1995. The joint venture pays CSP an initial fee of 12.5% of the total base rental dollars accruing for the first year of new leases and 3% of the base and percentage rents each year thereafter for the term of said lease. In addition, the venture pays a 2% commission on any leases which are renewed. Prior to April 1, 1995, a different affiliate of CSCC acted as leasing agent for the same commission arrangement as outlined above. Leasing commissions paid totaled $19,094 for 1996 and $14,695 for 1995.


LEASES

Minimum future rentals to be received by the venture under noncancelable operating leases as of December 31, 1996, consist of the following:

    Year Ending
    -----------
  December 31, 1997                                            $   933,869
  December 31, 1998                                                872,819
  December 31, 1999                                                732,271
  December 31, 2000                                                460,754
  December 31, 2001                                                111,070
  Later Years                                                       85,403
                                                                 ---------
                                                               $ 3,196,186
                                                               ===========

The joint venture receives rents from tenants under noncancelable operating leases typically with five year lease terms. Virtually all tenants pay a minimum guaranteed rental based on square footage and a percentage rental based on a percentage of gross sales over a certain sales level per year. Percentage rents totaled $31,823 for 1996 and $36,688 for 1995.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

The carrying amount of the note payable approximates fair value based on the borrowing rates currently estimated to be available to the joint venture for bank loans with similar terms.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III


Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.


                  The information required to be furnished pursuant to this item is set forth under the caption "Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1996, the period covered by this Form 10-KSB, and is incorporated herein by reference.


Item 10.          Executive Compensation.

                  The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1996, the period covered by this Form 10-KSB, and is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

                  The information required to be furnished pursuant to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1996, the period covered by this Form 10-KSB, and is incorporated herein by reference.


Item 12.          Certain Relationships and Related Transactions.

                  The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1996, the period covered by this Form 10-KSB, and is incorporated herein by reference.

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

                      3.2 Amended and Restated By-Laws of the Registrant. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

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

                      10.3 Second Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of March 4, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                      10.4 Third Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of January 1, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                      10.5 Lease of the Company's executive offices, dated February 29, 1996.

                      10.6 Joint Venture Agreement dated December 6, 1989 between Parker, Reld & Co., Inc. and Company Stores Capital Corp. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

                      10.7 First Amendment to Joint Venture Agreement of Nags Head Outlet Partners dated as of January 1, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                      10.8 Helmstar Group, Inc. 1990 Incentive Compensation Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                      10.9 Amendment to the Helmstar Group, Inc. 1990 Incentive Compensation Plan.

                      10.10 Mortgage  Selling  and  Servicing  Contract  between
                            Citizens  Mortgage  Service  Company and the Federal
                            National  Mortgage  Association  dated  November 12,
                            1986.

                      10.11 Letter dated  January 10, 1980 from the Federal Home
                            Loan Mortgage Corporation ("FHLMC") to First Mortgage Service Company (now known as Citizens Mortgage Service Company) approving Citizens Mortgage Service Company's application for FHLMC Seller/Servicer Status for conventional one to four family and FHA/VA loans.

                      10.12 Loan  Servicing  Purchase and Sale  Agreement  dated
                            November 6, 1995 by and between Atlantic Mortgage & Investment Corporation and Citizens Mortgage Service Company. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                      10.13 Employment  Contract of Eric Fishman  with  Citizens
                            Mortgage Service Company dated January 17, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                      10.14 Settlement  Agreement  and  Release  by and  between
                            Housing Capital Corporation, The Anastasi Stephens Group, Inc., Joseph G. Anastasi and R. Glen Stephens, dated June 10, 1996 and a related agreement.

                      22.0  Subsidiaries of the Registrant.

                  (b)No reports on Form 8-K have been filed during the last quarter covered by this report.

                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.



Helmstar Group, Inc.


/s/   George W. Benoit
----------------------
      George W. Benoit, Chairman of the Board
                  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March, 1997.


    Signature                              Title
    ---------                              -----


/s/George W. Benoit          Chairman of the Board, President,
-------------------          Chief Executive Officer
(George W. Benoit)


/s/Roger J. Burns            Director, First Vice President,
-----------------            Chief Financial Officer, Secretary
(Roger J. Burns)


/s/Joseph G. Anastasi        Director
---------------------
(Joseph G. Anastasi)


/s/Charles W. Currie         Director
--------------------
(Charles W. Currie)


/s/James J. Murtha           Director
-------------------
(James J. Murtha)


/s/David W. Dube             Director
----------------
(David W. Dube)

INDEX TO EXHIBITS

     EXHIBIT NO.
     -----------


         3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989, September 14, 1991 and December 2, 1991. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1992.)

         3.2 Amended and Restated By-Laws of the Registrant. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

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

         10.3 Second Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of March 4, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

         10.4 Third Amendment to Joint Venture Agreement of Blowing Rock Outlet Partners dated as of January 1, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

         10.5 Lease of the Company's executive offices, dated February 29, 1996.

         10.6 Joint Venture Agreement dated December 6, 1989 between Parker, Reld & Co., Inc. and Company Stores Capital Corp. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.)

         10.7 First Amendment to Joint Venture Agreement of Nags Head Outlet Partners dated as of January 1, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

         10.8     Helmstar  Group,  Inc.  1990  Incentive   Compensation   Plan.
                  (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

         10.9     Amendment  to  the  Helmstar   Group,   Inc.  1990   Incentive
                  Compensation Plan.

         10.10    Mortgage  Selling  and  Servicing  Contract  between  Citizens
                  Mortgage Service Company and the Federal National Mortgage Association dated November 12, 1986.

         10.11 Letter dated January 10, 1980 from the Federal Home Loan Mortgage Corporation ("FHLMC") to First Mortgage Service Company (now known as Citizens Mortgage Service Company) approving Citizens Mortgage Service Company's application for FHLMC Seller/Servicer Status for conventional one to four family and FHA/VA loans.

         10.12 Loan Servicing Purchase and Sale Agreement dated November 6, 1995 by and between Atlantic Mortgage & Investment Corporation and Citizens Mortgage Service Company. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

         10.13 Employment Contract of Eric Fishman with Citizens Mortgage Service Company dated January 17, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

         10.14 Settlement Agreement and Release by and between Housing Capital Corporation, The Anastasi Stephens Group, Inc., Joseph
                  G. Anastasi and R. Glen Stephens, dated June 10, 1996 and a related agreement.

         22.0     Subsidiaries of the Registrant.

         (b) No reports on Form 8-K have been filed during the last quarter covered by this report.