Form 10QSB
period 1997-03-31
HELMSTAR GROUP INC
filed 1997-05-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

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

Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at April 30, 1997
           -----                             -------------------------------

Common stock - par value $.10                       5,521,373 shares
-----------------------------                       ----------------

                                     PART I

                              FINANCIAL INFORMATION


Item l.  Financial Statements.

         The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  March 31,         December 31,
                                                    1997                1996
                                                (Unaudited)
                ASSETS
Cash and cash equivalents ................      $    769,371       $  1,679,454
Marketable securities ....................         4,715,062          1,350,441
Joint ventures ...........................         1,605,301          1,418,383
Mortgage loans held for sale .............         1,448,175          2,647,692
Due from mortgage investors ..............                                4,123
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $435,411 in
    1997 and $415,504 in 1996 ............           262,252            237,673
Other assets .............................           719,443            951,132
                                                ------------       ------------

         TOTAL ...........................      $  9,519,604       $  8,288,898
                                                ============       ============
               LIABILITIES

Notes payable ............................      $  3,213,853       $  2,246,672
Accrued expenses and other
    liabilities ..........................         1,206,492            979,298
                                                ------------       ------------

         Total liabilities ...............         4,420,345          3,225,970
                                                ------------       ------------
               STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ........           674,960            674,960
Paid-in surplus ..........................        14,984,510         14,984,510
(Deficit) ................................        (7,643,444)        (7,683,718)
                                                ------------       ------------

         Total ...........................         8,016,026          7,975,752

Less treasury stock, at cost -
    1,218,227 shares in 1997 and
    1,213,227 shares in 1996 .............        (2,916,767)        (2,912,824)
                                                ------------       ------------

         Total stockholders' equity ......         5,099,259          5,062,928
                                                ------------       ------------

         TOTAL ...........................      $  9,519,604       $  8,288,898
                                                ============       ============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                  ------------------------------
                                                        1997              1996
                                                  -----------       -----------
Revenues:
    Profit from joint ventures ............       $   186,918       $   167,393
    Financial Consulting Fees .............            90,000
    Loan origination fees .................           383,991           187,056
    Loan servicing fees ...................                37            12,172
    Interest income .......................            63,806           116,094
    Investment income .....................           544,564           201,575
    Other income ..........................             1,568             2,761
                                                  -----------       -----------

         Total revenues ...................         1,270,884           687,051
                                                  -----------       -----------


Expenses:
    Compensation and related costs ........           785,112           751,750
    Occupancy cost ........................            78,569            92,171
    Amortization of mortgage
         servicing rights .................                               1,339
    General and administrative ............           292,768           252,825
    Professional fees .....................            26,081            54,144
    Interest ..............................            38,300            23,329
                                                  -----------       -----------

         Total expenses ...................         1,220,830         1,175,558
                                                  -----------       -----------


Income (loss) before taxes ................            50,054          (488,507)

Provision for income taxes ................             9,780            11,819
                                                  -----------       -----------


NET INCOME (LOSS) .........................       $    40,274       $  (500,326)
                                                  ===========       ===========

Net income (loss) per common share ........       $       .01       $      (.09)
                                                  ===========       ===========

Weighted average number of
    common shares outstanding .............         5,559,707         5,546,373
                                                  ===========       ===========

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                          HELMSTAR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                             ---------------------------
                                                                1997             1996
                                                             -----------     -----------
Cash flows from operating activities:
  Net income (loss) .....................................    $    40,274     $  (500,326)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Depreciation and amortization .......................         27,045          25,253
    Unrealized (gain) on joint ventures
     and other investments ..............................       (186,918)       (167,393)
    Changes in operating assets and liabilities:
     Purchase of marketable securities - net ............     (3,364,621)
     Decrease in mortgage loans held for sale ...........      1,199,517         196,541
     Decrease (increase) in due from mortgage investors .          4,123          (5,160)
     Decrease in other assets ...........................        224,551         641,649
     Increase (decrease) in accrued expenses ............        227,194        (136,918)
                                                             -----------     -----------

Net cash provided by (used in) operating activities .....     (1,828,835)         53,646
                                                             -----------     -----------
Cash flows from investing activities:
  Sale of investment securities - net ...................                        677,931
  Distributions from joint ventures and other investments                         46,500
  Purchase of fixed assets ..............................        (44,486)        (28,376)
                                                             -----------     -----------

Net cash (used in) provided by investing activities .....        (44,486)        696,055
                                                             -----------     -----------

Cash flows from financing activities:
  Proceeds (repayment) of short term borrowings - net: ..        967,181        (943,743)
  Purchase of treasury stock ............................         (3,943)
                                                             -----------     -----------

Net cash provided by (used in) financing activities .....        963,238        (943,743)
                                                             -----------     -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .............       (910,083)       (194,042)
Cash and cash equivalents at beginning of period ........      1,679,454       1,358,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $   769,371     $ 1,164,688
                                                             ===========     ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest ............................................    $    38,300     $    23,329
    Taxes ...............................................            688           6,278

          See Notes to Condensed Consolidated Financial Statements (Unaudited).

                          HELMSTAR GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)


l.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 1996, which was filed with the Securities and Exchange Commission.


2.       JOINT VENTURES

         Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                                   March 31,            March 31,
                                                     1997                 1996
                                                  ---------           ---------
Rental income ..........................          $ 656,115           $ 619,058
Operating expenses .....................            (32,774)             (8,908)
                                                  ---------           ---------

Net operating income ...................            623,341             610,150
Other (expense) ........................           (363,734)           (373,774)
                                                  ---------           ---------

Net income .............................          $ 259,607           $ 236,376
                                                  =========           =========

Company's share of profit
from joint ventures ....................          $ 186,918           $ 167,393
                                                  =========           =========

3.       INCOME (LOSS) PER SHARE

         Income (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents based on the treasury stock method when dilutive.

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

         For an update to the litigation described in the notes to the Company's Financial Statements included in its Form 10-KSB for the fiscal year ended
December  31,  1996,   which  was  filed  with  the  SEC,  see  Item  1,  "Legal
Proceedings."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  A. Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996

                  Total revenues increased to $1,270,884 for the three months ended March 31, 1997 from $687,051 for the three months ended March 31, 1996.

                  Profit from joint ventures increased to $186,918 for the three months ended March 31, 1997 from $167,393 for the three months ended March 31, 1996. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                  Operating results of the two real estate ventures in which the Company participates continue to improve. Rental income at both projects and the Company's share of income at both projects was higher for the quarter ended March 31, 1997 as compared with the quarter ended March 31, 1996.

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

                  Financial consulting fees were $90,000 for the quarter ended March 31, 1997 compared with nil for the quarter ended March 31, 1996. The Company provides financial structuring advice to clients on a fee basis and significant variations in revenues are likely because of the transactional nature of this business. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital or structure the financing of capital assets. The Company currently is engaged in advising clients with respect to transactions which are expected to generate fees later in 1997.

                  Loan origination fees increased to $383,991 for the three months ended March 31, 1997 compared with $187,056 for the three months ended March 31, 1996. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors. This increase was attributable to the Company's expanded loan origination efforts. In 1996, the Company repositioned its mortgage banking operation to originate residential mortgage loans and sell them with their servicing rights to permanent investors.

                  Loan servicing fees decreased to $37 for the three months ended March 31, 1997 compared with $12,172 in the three months ended March 31, 1996. The decrease is the result of the sale of substantially all of the Company's mortgage servicing portfolio in December 1995 and the sale of the balance of the portfolio in July and August 1996. This category includes fees earned in processing residential mortgage payments and servicing loans on behalf of various investors.

                  Interest income decreased to $63,806 for the three months ended March 31, 1997 from $116,094 for the three months ended March 31, 1996, due in large part to the loss of interest earning escrow deposits as a result of the sale of the Company's mortgage servicing portfolio. In addition, the Company has reduced the time a mortgage loan remains in inventory before being delivered to an investor and thus reduced the interest earning period on mortgages held in inventory.

                  Investment income increased to $544,564 for the three months ended March 31, 1997 from $201,575 for the three months ended March 31, 1996. This category principally consists of net profit or loss from investing in futures, puts, calls, equities, municipal bonds, and other securities for cash management, trading and risk management purposes relating to the Company's interest fluctuation exposure in its mortgage banking operation.

                  Other income was $1,568 for the three months ended March 31, 1997 compared with $2,761 for the three months ended March 31, 1996. This category consisted primarily of sundry fees and revenues earned in connection with the Company's mortgage banking business other than loan origination fees.

                  Total expenses increased to $1,220,830 for the three months ended March 31, 1997 from $1,175,558 for the three months ended March 31, 1996.

                  Compensation and related costs increased to $785,112 for the three months ended March 31, 1997 from $751,750 for the three months ended March 31, 1996. This increase principally was attributable to the addition of professional staff, higher commission expense for mortgage loan originators as a result of the increased volume of originations, and additional salaried employees in the mortgage loan origination area to support the higher level of production. Increased compensation in mortgage loan originations was partially offset by salary savings from a reduction in mortgage servicing personnel as a result of the sale of substantially all of the Company's mortgage servicing portfolio and the curtailment of the viatical settlement business which had commenced in May 1995.

                  Occupancy costs decreased to $78,569 for the three months ended March 31, 1997 from $92,171 for the three months ended March 31, 1996. This decrease is due principally to the new lease entered into by the Company for its existing executive offices at a significantly lower rent and the termination of the lease for a small office for the viatical settlement activity.

                  Amortization of mortgage servicing rights decreased to zero for the three months ended March 31, 1997 from $1,339 for the three months ended March 31, 1996 as a result of the sale of the mortgage servicing portfolio in 1996.

                  General and administrative expenses increased to $292,768 for the three months ended March 31, 1997 from $252,825 for the three months ended March 31, 1996. This increase was due principally to greater activity in the Company's loan origination business including such direct expenses as appraisal fees, tax service fees, funding fees and warehouse expenses.

                  Professional fees decreased to $26,081 for the three months ended March 31, 1997 from $54,144 for the three months ended March 31, 1996.

                  Interest expense was $38,300 for the three months ended March 31, 1997 compared with $23,329 for the three months ended March 31, 1996. This increase is the result of greater loan origination activity being financed through the Company's lines of credit.

                  On a pre-tax basis, the Company had a profit of $50,054 for the three months ended March 31, 1997 compared with a loss of $488,507 for the three months ended March 31, 1996. Provision for income taxes for the three months ended March 31, 1997 was $9,780 compared with $11,819 for the three months ended March 31, 1996. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1996, the Company had net operating loss carryforwards of approximately $13,750,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011.

                  The Company's net profit for the three months ended March 31, 1997 was $40,274 compared with net loss of $500,326 for the three months ended March 31, 1996. On a per share basis, the net profit was $.01 for the three months ended March 31, 1997, compared with net loss of $(.09) for the three months ended March 31, 1996. Income per share for the three months ended March 31, 1997 is computed based on the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation of the loss per share for the three months ended March 31, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,559,707 in 1997 and 5,546,373 in 1996.

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

                  The Company invests excess funds in liquid securities in order to preserve the ability to move quickly in funding attractive merchant banking ventures. Such investments include U.S. Government and municipal obligations, futures contracts and money market funds. In order to maximize its return, the Company frequently leverages security purchases under a securities brokerage account agreement, the terms of which provide that inventory held by the brokerage firm collateralize its advances.

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

                  The Company's primary financing needs are in its mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts from three separate warehouse bank lines aggregating $8,250,000, down from the $12,250,000 available at December 31, 1996. This decline since year end results from a warehouse lender notifying the Company that it was reducing the line available from $5 million to $1 million, since the Company was not using the amount allotted. At March 31, 1997, approximately $1,200,000 had been borrowed against these lines. The Company can draw down up to 98% of the face amount of an individual mortgage loan from the warehouse bank which is replenished from the purchase price paid by the investor who had committed to purchase such loan.

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

                  On April 1, 1997, one of the Company's real estate joint ventures entered into an agreement with the bank holding the venture's mortgage loan. The lender converted the loan from a short-term, fixed rate loan into a ninety day variable rate loan. Interest is computed at the bank's index rate plus 1% and is payable monthly with the principal balance of approximately $3,900,000 due at maturity on July 1, 1997. The Company is currently considering its options regarding this refinancing.

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

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of March 31, 1997.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Cross Creek Village v. Housing Authority of the County of Riverside, et al., Case No. 236813

                  At a status conference held on March 25, 1997, the Court vacated its dismissal of the plaintiff's Complaint because the plaintiff had not received notice of the order to show cause regarding dismissal. The next status conference in the case is now scheduled for September 22, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits: -- A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

                  Exhibit 27 -- Financial Data Schedule - see below

                  (b) Reports on Form 8-K:

                  -- The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HELMSTAR GROUP, INC.



                                              s/ George W. Benoit
                                              -------------------
Date: May 15, 1997                            George W. Benoit, Chairman of the
                                              Board of Directors, President,
                                              Chief Executive Officer




                                              s/ Roger J. Burns
                                              -----------------
Date: May 15, 1997                            Roger J. Burns, First Vice
                                              President, Chief Financial Officer