Form 10QSB
period 1997-06-30
HELMSTAR GROUP INC
filed 1997-08-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

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

           Class                            Outstanding at July 31, 1997

Common stock - par value $.10                      5,516,373 shares
-----------------------------                      ----------------

                                     PART I
                              FINANCIAL INFORMATION


Item l.  Financial Statements.

         The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996, which was filed with the Securities and Exchange Commission.

         The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,        December 31,
                  ASSETS                              1997               1996
                                                ------------       ------------
                                                (Unaudited)
Cash and cash equivalents ................      $    945,258       $  1,679,454
Marketable securities ....................         3,203,759          1,350,441
Joint ventures ...........................            82,234          1,418,383
Other investments ........................            35,000
Mortgage loans held for sale .............         2,648,359          2,647,692
Due from mortgage investors ..............                                4,123
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $456,880 in
    1997 and $415,504 in 1996 ............           266,505            237,673
Other assets .............................           436,451            951,132
                                                ------------       ------------

         TOTAL ...........................      $  7,617,566       $  8,288,898
                                                ============       ============
         LIABILITIES

Notes payable ............................      $  2,414,665       $  2,246,672
Accrued expenses and other
    liabilities ..........................      $  1,256,446       $    979,298
                                                ------------       ------------

         Total liabilities ...............         3,671,111          3,225,970
                                                ------------       ------------
             STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ........           674,960            674,960
Paid-in surplus ..........................        14,984,510         14,984,510
(Accumulated deficit) ....................        (8,784,417)        (7,683,718)
                                                ------------       ------------

         Total ...........................         6,875,053          7,975,752

Less treasury stock, at cost
    1,233,227 shares in 1997 and
    1,213,227 shares in 1996 .............        (2,928,598)        (2,912,824)
                                                ------------       ------------

         Total stockholders' equity ......         3,946,455          5,062,928
                                                ------------       ------------

         TOTAL ...........................      $  7,617,566       $  8,288,898
                                                ============       ============


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                 HELMSTAR GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                              Three Months Ended               Six Months Ended
                                                   June 30,                       June 30,
                                       -----------------------------     ----------------------------
                                            1997             1996              1997            1996
                                       -----------      -----------      -----------      -----------
Revenues:
    Profit from joint ventures ...     $   176,933      $   253,352      $   363,851      $   420,745
    Financial consulting fees ....                                            90,000
    Loan servicing fees net of
         guarantor fees ..........              33           15,995               70           28,167
    Loan origination fees ........         351,000          424,438          734,991          611,494
    Interest income ..............         110,956           91,108          174,762          207,202
    Investment income (loss) .....        (491,164)          (9,981)          53,400          191,594
    Other income (loss) ..........             200             (335)           1,768            2,426
                                       -----------      -----------      -----------      -----------

         Total revenues ..........         147,958          774,577        1,418,842        1,461,628
                                       -----------      -----------      -----------      -----------

Expenses:
    Compensation and related costs         717,974          981,243        1,503,086        1,732,993
    Occupancy cost ...............          79,084           93,788          157,653          185,959
    Amortization of mortgage
         servicing rights ........                            1,335                             2,674
    General and administrative ...         313,615          336,903          606,383          589,728
    Professional fees and
         litigation expenses .....          81,353           26,426          107,434           80,570
    Interest .....................         103,668           41,459          141,968           64,788
                                       -----------      -----------      -----------      -----------

         Total Expenses ..........       1,295,694        1,481,154        2,516,524        2,656,712
                                       -----------      -----------      -----------      -----------

Loss  before taxes ...............      (1,147,736)        (706,577)      (1,097,682)      (1,195,084)

Income tax (benefit) .............          (6,764)           9,500            3,016           21,319
                                       -----------      -----------      -----------      -----------


NET (LOSS)....... ................     $(1,140,972)     $  (716,077)     $(1,100,698)     $(1,216,403)
                                       ===========      ===========      ===========      ===========

Net (loss)
    per common share .............     $      (.21)     $      (.13)     $      (.20)     $      (.22)
                                       ===========      ===========      ===========      ===========

Weighted average number of
    common shares outstanding ....       5,516,373        5,545,806        5,525,542        5,608,592
                                       ===========      ===========      ===========      ===========

                       See Notes to Condensed Consolidated Financial Statements.

                               HELMSTAR GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)
                                                                           Six Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                         1997              1996
                                                                     -----------       -----------
Cash flows from operating activities:
  Net (loss)   ..............................................        $(1,100,699)     $(1,216,403)
  Adjustments to reconcile net (loss) to net
     cash provided by (used in) operating activities:
    Depreciation and amortization............................            48,515            50,788
    Unrealized (gain) from joint ventures
     and other investments...................................          (363,851)         (220,745)
    (Gain) on settlement, sale or disposal of investments....                            (200,000)
    Provision for loan reserve...............................            50,000
    Changes in operating assets and liabilities:
     (Increase) in mortgage loans held for sale..............              (667)       (1,318,588)
     Decrease (increase) in due from mortgage investors......             4,123          (176,497)
     Decrease (increase) in other assets.....................           507,543          (409,787)
     Purchase of investment securities - net.................        (1,853,318)
     Increase (decrease) in accrued expenses.................           277,148          (405,756)
                                                                     -----------       -----------

Net cash (used in) operating activities......................        (2,431,206)       (3,896,988)
                                                                     -----------       -----------
Cash flows from investing activities:
  Sale of marketable securities - net........................                           3,339,381
  Distributions from joint ventures and other investments....         1,700,000            99,123
  Proceeds from the settlement or sale of joint ventures.....                             200,000
  Purchase of other investments..............................           (35,000)
  Purchase of fixed assets...................................           (70,209)          (85,653)
  Loan to debtor in possession...............................           (50,000)
                                                                     -----------       -----------

Net cash provided by investing activities....................         1,544,791         3,552,851
                                                                     -----------       ----------
Cash flows from financing activities:
  Proceeds of short term borrowings - net....................           167,993           279,951
  Purchase of treasury stock.................................           (15,774)           (1,332)
                                                                     -----------       ----------

Net cash provided by financing activities....................           152,219           278,619
                                                                     -----------       -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS..................          (734,196)          (65,518)
Cash and cash equivalents at beginning of period.............         1,679,454         1,358,730

CASH AND CASH EQUIVALENTS AT END OF PERIOD...................       $   945,258       $ 1,293,212
                                                                     ==========        ==========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest.................................................       $   141,968       $    64,788
    Taxes....................................................               688             6,578


               See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

l. SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the fiscal year ended December 3l, 1996, which was filed with the Securities and Exchange Commission (the "SEC").

2. JOINT VENTURES

         On June 15, 1997, Nags Head Outlet Partners refinanced its principal asset, a manufacturers outlet shopping center, located in Nags Head, North Carolina. The Company's share of the proceeds distributed after the refinancing was in excess of the carrying amount of the Company's interest in such venture prior to the distribution.

         Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

                                                     Three Months Ended June 30
                                                    ----------------------------
                                                       1997               1996
                                                    ---------         ---------

Rental income ..............................        $ 552,186         $ 517,007
Operating expenses .........................          (46,076)          (80,563)
                                                    ---------         ---------

Net operating income .......................          506,110           436,444
Other income (expense) .....................         (370,288)         (363,424)
                                                    ---------         ---------

Net income .................................        $ 135,822         $  73,020
                                                    =========         =========

Company's share of profit
   from joint ventures .....................        $  97,522         $  53,352
Receipt from the guarantors
   of a co-venturer's
   obligations in connection
   with the development of a
   project which had been sold at
   a foreclosure sale in 1992 ..............                            200,000
Fully reserve an investment
   which was contingent on a
   project being built .....................             (500)
Gain from receiving cash
   distributions in excess of the
   book value of the Company's
   interest in a joint venture .............           79,911
                                                    ---------         ---------

Profit from joint ventures .................        $ 176,933         $ 253,352
                                                    =========         =========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.  JOINT VENTURES (continued)

                                                     Six Months Ended June 30
                                                 -------------------------------
                                                     1997               1996
                                                 -----------        -----------
Rental income ............................       $ 1,208,301        $ 1,136,065
Operating expenses .......................           (78,850)           (89,471)
                                                 -----------        -----------

Net operating income .....................         1,129,451          1,046,594
Other income (expense) ...................          (734,022)          (737,198)
                                                 -----------        -----------

Net income ...............................       $   395,429        $   309,396
                                                 ===========        ===========

Company's share of profit
   from joint ventures ...................       $   284,440        $   220,745
Receipt from the guarantors
   of a co-venturer's
   obligations in connection
   with the development of a
   project which had been sold at
   a foreclosure sale in 1992 ............                              200,000
Fully reserve an investment
   which was contingent on a
   project being built ...................              (500)
Gain from receiving cash
   distributions in excess of the
   book value of the Company's
   interest in a joint venture ...........            79,911
                                                 -----------        -----------

Profit from joint ventures ...............       $   363,851        $   420,745
                                                 ===========        ===========

3.       INCOME (LOSS) PER SHARE

         Income (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents based on the treasury stock method when dilutive.

4.       LITIGATION

         The Company is a defendant in various lawsuits. In those instances in which liability can be estimated, provisions have been reflected in the financial statements. The ultimate outcome of the remaining lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined. There were no significant changes in the status of litigation during the three months ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           In April 1997,  the Company  made a $50,000 loan to a
                  debtor in possession which is fully reserved in the June 1997 financial statements.

                  A. Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996

                           Total  revenues  decreased  to $147,958 for the three
                  months ended June 30, 1997 from $774,577 for the three months ended June 30, 1996.

                           Profit from joint ventures  decreased to $176,933 for
                  the three months ended June 30, 1997 from $253,352 for the three months ended June 30, 1996. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                           During the three  months  ended June 30,  1997,  this
                  category included a gain of approximately $80,000 as a result of the Company's receipt of cash distributions in excess of the book value of its interest in a joint venture. In June 1997, Nags Head Outlet Partners ("Nags Head") refinanced its mortgage debt to $5,400,000 from $3,947,020 for one year to May 1998 at a fixed rate of 9%.

                           During the three  months  ended June 30,  1996,  this
                  category included $200,000 received from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge Associates ("Stoneledge") with respect to a project which had been sold at a foreclosure sale in 1992. The guarantors made such payment in satisfaction of the co-venturer's existing obligations to the Company which had previously been fully reserved.

                           Excluding  the  effects of the Nags Head  refinancing
                  and Stoneledge, the Company's share of profit from joint ventures increased to $97,522 for the three months ended June 30, 1997 from $53,352 for the three months ended June 30, 1996. The increase is attributable, in part, to higher base rent, the receipt of some percentage rents during the second quarter of 1997 compared with collection of the same items
                  during  the  first  quarter  of  1996,  and  lower   operating
                  expenses.

                           Although operating results should improve as a result
                  of increased rents, some variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant, etc.

                           The Company did not realize any financial  consulting
                  fees for the three months ended June 30, 1997 or for the three months ended June 30, 1996. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1997.

                           Loan  origination  fees decreased to $351,000 for the
                  three months ended June 30, 1997 compared with $424,438 for the three months ended June 30, 1996. This category includes fees earned in connection with making mortgage loans and net profit or loss from sales of such loans to investors. The decrease is the result of the Company's restructured loan origination efforts and the loss of volume related to the closing of high overhead branch offices. Also, the Company's emphasis on "non-conforming product" offerings met increased competition in the marketplace which reduced volume.

                           Interest  income  increased to $110,956 for the three
                  months ended June 30, 1997 from $91,108 for the three months ended June 30, 1996, due in part to an increase in interest earning assets and earnings generated through cash management and investing activities. These earnings were somewhat offset by the loss of interest earnings on escrow deposits as a result of the sale of the balance of the Company's mortgage servicing rights during the third quarter of 1996.

                           Investment   income   decreased   dramatically  to  a
                  negative $491,164 for the three months ended June 30, 1997 compared to a negative $9,981 for the three months ended June 30, 1996. This category principally consists of net profit or loss from cash management and investing in futures, puts, calls, equities, municipal securities, and other securities activities. Large swings can occur due to volatility in the financial markets.

                           Total expenses  decreased to $1,295,694 for the three
                  months ended June 30, 1997 from $1,481,154 for the three months ended June 30, 1996.

                           Compensation  and related costs decreased to $717,974
                  for the three months ended June 30, 1997 from $981,243 for the three months ended June 30, 1996. This decrease principally was attributable to the reduction of salaried employees in the mortgage loan origination area and the elimination of salaries incurred in connection with the Company's viatical settlements business which had terminated in the fourth quarter of 1996.

                           Occupancy  costs  decreased  to $79,084 for the three
                  months ended June 30, 1997 from $93,788 for the three months ended June 30, 1996. This reduction resulted from closing certain branch offices at the mortgage company during the third and fourth quarters of 1996 and the termination of the lease for a small office for the viatical settlements activity which closed in the fourth quarter of 1996.

                           General  and  administrative  expenses  decreased  to
                  $313,615 for the three months ended June 30, 1997 from $336,903 for the three months ended June 30, 1996. This decrease reflects a lower level of mortgage loan origination activity and curtailment of expenses related to the Company's viatical settlements business in the fourth quarter of 1996. The reduction was somewhat mitigated by the creation of a reserve for advances made to a debtor in possession during the current period.

                           Professional  fees increased to $81,353 for the three
                  months ended June 30, 1997 from $26,426 for the three months ended June 30, 1996. The increase is due in large part to legal fees incurred in connection with a potential acquisition the Company had considered acquiring.

                           Interest expense  increased to $103,668 for the three
                  months ended June 30, 1997 from $41,459 for the three months ended June 30, 1996. This increase was due in part to greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its cash management and investing activities.

                           On a  pre-tax  basis,  the  Company  had  a  loss  of
                  $1,147,736 for the three months ended June 30, 1997 compared with a loss of $706,577 for the three months ended June 30, 1996. Provision for income taxes for the three months ended June 30, 1997 was a benefit of $6,764 compared with a provision of $9,500 for the three months ended June 30, 1996. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1996, the Company had net operating loss carryforwards of approximately $13,750,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011.

                           The  Company's  net loss for the three  months  ended
                  June 30, 1997 was $1,140,972 compared with net loss of $716,077 for the three months ended June 30, 1996. On a per share basis, the net loss was $(.21) for the three months ended June 30, 1997, compared with net loss of $(.13) for the three months ended June 30, 1996. Average common shares outstanding used for the primary computation of net loss per common share were 5,516,373 and 5,545,806 for 1996. Common share equivalents relating to the Company's Incentive Compensation Plan were not included in the computation because the effect of their inclusion would be antidilutive.

                           Six Months Ended June 30, 1997 Compared
                           with Six Months Ended June 30, 1996

                           Total  revenues  decreased to $1,418,842  for the six
                  months ended June 30, 1997 from $1,461,628 for the six months ended June 30, 1996.

                           Profit from joint ventures  decreased to $363,851 for
                  the six months ended June 30, 1997 from $420,745 for the six months ended June 30, 1996. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                           During  the six  months  ended  June 30,  1997,  this
                  category included a gain of approximately $80,000 as a result of the Company's receipt of cash distributions in excess of book value of its interest in a joint venture. In June 1997, Nags Head refinanced its mortgage debt to $5,400,000 from $3,947,020 for one year to May 1998 at a fixed rate of 9%.

                           During  the six  months  ended  June 30,  1996,  this
                  category included $200,000 received from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge with respect to a project which had been sold at a foreclosure sale in 1992. The guarantors made such payment in satisfaction of the co-venturer's existing obligations to the Company which had previously been fully reserved.

                           Excluding  the  effects of the Nags Head  refinancing
                  and Stoneledge, the Company's share of profit from joint ventures increased to $284,440 for the six months ended June 30, 1997 from $220,745 for the six months ended June 30, 1996. The increase is attributable, in part, to higher base rents collected during the period and lower operating expenses.

                           Although operating results should improve as a result
                  of increased rents, some variation in profit or loss for a specific interim period may result due to such factors as receiving annual payments of percentage rent; incurring periodic operating expenses which will occur every few years, such as painting the entire project; accounting adjustments between interim periods; lost rent due to the turnover of a tenant, etc.

                           Financial  consulting  fees were  $90,000 for the six
                  months ended June 30, 1997 versus nil for the six months ended June 30, 1996. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1997.

                           Loan  origination  fees increased to $734,991 for the
                  six months ended June 30, 1997 from $611,494 in the 1996 period. This category includes fees earned in connection with the origination of mortgage loans and the profit or loss from sales of mortgage loans to permanent investors. The increase is the result of the Company's restructured loan origination efforts and the Company's emphasis on its "non-conforming product" offerings which generate higher revenue and which were not offered during the six months ended June 30, 1996.

                           Interest  income  decreased  to $174,762  for the six
                  months ended June 30, 1997 from $207,202 for the six months ended June 30, 1996. This decrease was due in large part to the loss of interest earning escrow deposits as a result of the sale of the mortgage servicing portfolio. In addition, the Company reduced the time a mortgage loan remains in inventory before being delivered to an investor and thus reduced the interest earning period on mortgages held in inventory. This decrease was somewhat offset by increased interest earning generated through cash management and investing activities.

                           Investment  income  decreased  to $53,400 for the six
                  months ended June 30, 1997 from $191,594 for the six months ended June 30, 1996. This category primarily consists of: net profit or loss from cash management and investing in futures, puts, calls, equities, municipal securities and other securities activities.

                           Total  expenses  decreased to $2,516,524  for the six
                  months ended June 30, 1997 from $2,656,712 for the six months ended June 30, 1996.

                           Compensation   and   related   costs   decreased   to
                  $1,503,086 for the six months ended June 30, 1997 from $1,732,993 for the six months ended June 30, 1996. The decrease is due principally to a reduction of salaried employees in the mortgage loan origination area and the elimination of the salaries incurred in connection with the Company's viatical settlements business which had terminated in the fourth quarter of 1996.

                           Occupancy  costs  decreased  to $157,653  for the six
                  months ended June 30, 1997 from $185,959 for the six months ended June 30, 1996. This reduction resulted from closing certain branch offices at the mortgage company during the third and fourth quarters of 1996 and the termination of the lease for a small office for the viatical settlement activity which closed in the fourth quarter of 1996.

                           General  and  administrative  expenses  increased  to
                  $606,383 for the six months ended June 30, 1997 from $589,728 for the six months ended June 30, 1996. This increase was caused primarily by the creation of a reserve for advances made to a debtor in possession during the second quarter of 1997. This increase was somewhat mitigated by a lower level of mortgage loan origination costs and savings realized with the curtailment of the viatical settlement business in the fourth quarter of 1996.

                           Professional  fees  increased to $107,434 for the six
                  months ended June 30, 1997 from $80,570 for the six months ended June 30, 1996. The increase is due in large part to legal fees incurred in connection with a potential acquisition the Company had considered acquiring.

                           Interest  expense  increased  to $141,968 for the six
                  months ended June 30, 1997 from $64,788 for the six months ended June 30, 1996. The increase in interest expense was due in part to greater use of the Company's credit facilities to fund mortgage loans held for sale. Additionally, the Company incurred interest expense in connection with its cash management and investing activities.

                           On a  pre-tax  basis,  the  Company  had  a  loss  of
                  $1,097,682 for the six months ended June 30, 1997 compared with a loss of $1,195,084 for the six months ended June 30, 1996. Provision for income taxes for the six months ended June 30, 1997 was $3,016 compared with $21,319 for the six months ended June 30, 1996. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1996, the Company has net operating loss carryforwards aggregating approximately $13,750,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011.

                           The  Company's net loss for the six months ended June
                  30, 1997 was $1,100,698 compared with a net loss of $1,216,403 for the six months ended June 30, 1996. On a per share basis, the net loss was $(.20) for the six months ended June 30, 1997, compared with a net loss of $(.22) for the six months ended June 30, 1996. Average common shares outstanding used for the primary computation of net loss per common share were 5,525,542 in 1997 and 5,608,592 in 1996. Common share equivalents relating to the Company's Incentive Compensation Plan were not included in the computation because the effect of their inclusion would be antidilutive.

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

                           The  Company's  primary  financing  needs  are in its
                  mortgage banking activities. In addition to its own cash resources, the Company meets its mortgage funding requirements by borrowing the necessary amounts from three separate warehouse bank lines aggregating $8,250,000, down from $12,250,000 available at December 31, 1996. This decline since year end results from a warehouse lender notifying the Company that it was reducing the line available from $5 million to $1 million since the Company was not using the amount allotted. At June 30, 1997, approximately $2,200,000 has been borrowed against these lines. The Company can draw down up to 98% of the face amount of an individual mortgage loan from the "warehouse facility." This facility is replenished from the purchase price paid by the investor who had committed to purchase such loan.

                           In connection with its interests in real estate,  the
                  Company uses separate subsidiaries for each venture. The Company utilizes the equity method of accounting for its interests in real estate joint ventures. Accordingly, the assets and liabilities of such ventures are not included in the Company's consolidated balance sheets.

                           The two operating  real estate  projects in which the
                  Company is a co-venturer, currently have strong occupancies and positive cash flow. Cash maintained by each partnership, supplemented with cash flow from operations, should be sufficient to cover all operating costs and debt service requirements of each venture. Additional cash contributions from the Company or its co-venturers would not be necessary. Facts and circumstances, however, are subject to change for reasons beyond the Company's control. Based on current estimates, the Company expects to continue to receive cash distributions from its real estate joint ventures during 1997.

                           In June 1997,  one of the Company's real estate joint
                  ventures entered into a modification agreement with the lender holding the venture's mortgage loan. The lender converted the loan from a four-year, fixed rate loan with interest payable at 8.5% per annum to a one-year fixed rate loan with interest payable at 9% per annum. Regular amortization was determined on a 15-year schedule and the principal balance is due when the loan matures on May 10, 1998.

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

                           While the Company  believes that currently  available
                  funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking, mortgage banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of June 30, 1997.

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

                                     PART II

                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Stockholders of Helmstar Group, Inc. was held on June 4, 1997 at the offices of Richard A. Eisner & Company, LLP, 575 Madison Avenue, New York, New York. 4,648,376 votes were present at the meeting either personally or by proxy. The results of the matters submitted to a vote of stockholders at the Annual Meeting were as follows:

                  (a) Election of Directors

                  Roger J. Burns and Charles W. Currie were reelected as directors for a term of three years. 4,624,176 shares were voted for each director and 24,200 shares withheld authority to vote for each director. George W. Benoit, Joseph G. Anastasi, David W. Dube, and James J. Murtha continued their terms of office as directors after the meeting.

                  (b) Appointment of Auditors

                  The appointment of Richard A. Eisner & Company, LLP, as independent auditors to audit the Company's 1997 financial statements was ratified at the Annual Meeting. 4,641,426 shares were voted in favor of the proposal, 4,100 shares were voted against it, and 2,850 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits: A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-QSB.

                  Exhibit 27 - Financial Data Schedule -- See below.

                  (b) Reports on Form 8-K:

                   -- The Company did not file any reports on Form 8-K
                      during the three months ended June 30, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HELMSTAR GROUP, INC.



Date: August 14, 1997                                /s/ George W. Benoit
                                                     --------------------
                                                     George W. Benoit,
                                                     Chairman of the Board of
                                                     Directors, President,
                                                     Chief Executive Officer




Date: August 14, 1997                                /s/ Roger J. Burns
                                                     ------------------
                                                     Roger J. Burns,
                                                     First Vice President,
                                                     Chief Financial Officer