Form 10QSB
period 1997-09-30
HELMSTAR GROUP INC
filed 1997-11-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

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

Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at October 30, 1997
           -----                             -------------------------------

Common stock - par value $.10                       5,516,373 shares
-----------------------------                       ----------------

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

         The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the current year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Restated)
                                                 September 30,      December 31,
                                                     1997              1996
                                                 (Unaudited)
ASSETS
Cash and cash equivalents ................      $    609,639       $    165,858
Due from buyer of
    assets of joint ventures .............         4,533,240
Due from buyer of subsidiary..............           264,607
Marketable securities ....................         2,358,237          1,350,441
Joint ventures ...........................           311,109          1,418,383
Other investments ........................            35,000
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $235,815 in
    1997 and $218,503 in 1996 ............           112,879             97,811
Other assets .............................           366,974            644,536
Assets of disposed subsidiary ............                            4,611,869
Due from disposed subsidiary .............                            1,100,000
                                                ------------       ------------

         TOTAL ...........................      $  8,591,685       $  9,388,898
                                                ============       ============

LIABILITIES

Accrued expenses and other
    liabilities ..........................      $    912,962       $    746,709
Liabilities of disposed
    subsidiary ...........................                            3,579,261
                                                ------------       ------------

         Total liabilities ...............           912,962          4,325,970
                                                ------------       ------------

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Restated)
                                                   Sept 30,        December 31,
                                                     1997              1996
                                                 (Unaudited)

STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ........           674,960            674,960
Paid-in surplus ..........................        14,984,510         14,984,510
(Accumulated deficit) ....................        (5,052,149)        (7,683,718)
                                                ------------       ------------

         Total ...........................        10,607,321          7,975,752

Less treasury stock, at cost -
    1,233,227 shares in 1997 and
    1,213,227 shares in 1996 .............        (2,928,598)        (2,912,824)
                                                ------------       ------------

         Total stockholders' equity ......         7,678,723          5,062,928
                                                ------------       ------------

         TOTAL ...........................      $  8,591,685       $  9,388,898
                                                ============       ============


      See Notes to Condensed Consolidated Financial Statements (Unaudited).

December 31, 1996 has been restated to account for the sale of a discontinued operation.

                                  HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                 Three Months Ended              Nine Months Ended
                                                     Sept 30,                         Sept 30,
                                          --------------------------------------------------------------
                                              1997             1996             1997            1996
                                          -----------      -----------      -----------      -----------
                                                              Restated                         Restated
Revenues:
    Profit from joint ventures ......     $ 5,377,474      $   109,465      $ 5,741,325      $   530,210
    Financial consulting fees .......          60,000                           150,000
    Interest income .................          65,341           34,367          170,351          165,810
    Investment (loss) income ........        (489,044)         (64,049)        (435,644)         127,545
    Other income ....................                                                              3,000
                                          -----------      -----------      -----------      -----------

         Total Revenues .............       5,013,771           79,783        5,626,032          826,565
                                          -----------      -----------      -----------      -----------


Expenses:
    Compensation and related costs ..         314,345          320,217          943,091        1,102,075
    Occupancy cost ..................          39,920           44,122          123,371          145,152
    General and administrative ......          66,299           41,432          302,372          316,426
    Professional fees and
         litigation expenses ........          42,785           33,020          131,982           88,193
    Interest ........................          12,641              990           82,260           46,557
                                          -----------      -----------      -----------      -----------

         Total Expenses .............         475,990          439,781        1,583,076        1,698,403
                                          -----------      -----------      -----------      -----------


Profit (loss) before taxes ..........       4,537,781         (359,998)       4,042,956         (871,838)

Income tax (benefit) ................         422,000          (24,623)         425,016           (6,904)
                                          -----------      -----------      -----------      -----------

Net profit (loss) from
    continuing operations ...........       4,115,781         (335,375)       3,617,940         (864,934)
Loss from discontinued operations ...        (152,352)        (392,456)        (755,209)      (1,079,300)
Loss on the sale of a subsidiary ....        (231,161)                         (231,161)
                                          -----------      -----------      -----------      -----------

NET INCOME (LOSS) ...................     $ 3,732,268      $  (727,831)     $ 2,631,570      $(1,944,234)
                                          ===========      ===========      ===========      ===========

                                  HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                               (continued)


                                                 Three Months Ended              Nine Months Ended
                                                     Sept 30,                         Sept 30,
                                          --------------------------------------------------------------
                                              1997             1996             1997            1996
                                          -----------      -----------      -----------      -----------
                                                              Restated                         Restated
Net earnings (loss) per common share:

    From Continuing Operations ......     $       .74      $      (.06)     $       .65      $      (.16)
    From Discontinued Operations ....            (.07)            (.07)            (.18)            (.19)
                                          -----------      -----------      -----------      -----------
    Net Income (Loss) ...............     $       .67      $      (.13)     $       .47      $      (.35)
                                          ===========      ===========      ===========      ===========

Weighted average number of
    common shares outstanding .......       5,535,123        5,544,174        5,541,233        5,544,174
                                          ===========      ===========      ===========      ===========




      See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Three Month Period and the Nine Month Period for 1996 have been Restated to Reflect the Effect of the Discontinued Operation.

                                 HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                               Nine Months Ended
                                                                                  September 30
                                                                         ------------------------------
                                                                             1997               1996
                                                                         -----------        -----------
                                                                                              Restated

Cash flows from operating activities:
  Net income (loss) ..............................................       $ 2,631,570       $ (1,944,234)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Depreciation and amortization ................................            20,827             13,580
    Unrealized (gain) on joint ventures
     and other investments .......................................          (463,062)          (530,210)
    (Gain) on settlement, sale or disposal of
     joint ventures and investments ..............................        (5,278,263)
    Loss on abandonment of fixed assets ..........................             2,653
    Provision for loan reserve ...................................            50,000
  Changes in operating assets and liabilities:
    (Increase) in receivable due to sale of business segment .....          (264,607)
    Decrease in other assets .....................................           277,561            440,122
    (Purchase) of marketable securities ..........................        (1,007,796)        (2,111,787)
    Increase (decrease) in accrued expenses ......................           166,253           (495,553)
    Decrease in assets & liabilities of disposed subsidiary ......         2,132,608          1,114,379
                                                                         -----------        -----------

Net cash (used in) operating activities ..........................        (1,732,256)        (3,513,703)
                                                                         -----------        -----------

Cash flows from investing activities:
  (Purchase) of investment securities ............................                           (1,686,692)
  Distributions from joint ventures and other investments ........         2,315,359            363,677
  Purchase of other investments ..................................           (35,000)
  Purchase of fixed assets .......................................           (38,548)           (19,405)
  Loan to debtor in possession ...................................           (50,000)
                                                                         -----------        -----------

Net cash provided by (used in) investing activities ..............         2,191,811         (1,342,420)
                                                                         -----------        -----------

                                 HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                             1997               1996
                                                                         -----------        -----------
Cash flows from financing activities:
  Proceeds from short term borrowings - net ......................                            4,721,298
  Purchase of treasury stock .....................................           (15,774)            (1,729)
                                                                         -----------        -----------

Net cash (used in) provided by financing activities ..............           (15,774)         4,719,569
                                                                         -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............           443,781           (136,554)
Cash and cash equivalents at beginning of period .................           165,858            321,337
                                                                         -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................       $   609,639        $   184,783
                                                                         ===========        ===========
Supplemental schedule of noncash investing and
financing activities:
 During the period ended September 30, 1997, the
 Company recorded a receivable from the sale of the
 joint ventures assets............................................       $ 4,533,240

Supplemental  disclosures of cash flow information:
 Cash paid during the period for:
    Interest .....................................................       $    82,260        $    46,557
    Taxes ........................................................               688             16,415


       See Notes to Condensed Consolidated Financial Statements (Unaudited).

The Nine Month Period for 1996 has been Restated to Reflect the Effect of the Discontinued Operation.

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

2.       SALE OF CITIZENS

         During the third quarter 1997, the Company sold its wholly-owned subsidiary, Citizens Mortgage Service Company ("Citizens"), to IMN Financial Corp. for approximately $375,000. The purchase price may be increased based on the outcome of certain transactions still in progress. The Company recorded an operational loss of approximately $152,000 during the third quarter of 1997 and a year-to-date loss of approximately $755,000. A loss of approximately $231,000 was also recorded on the sale.

         The Statements of Operations for the current and prior periods have been restated to remove Citizens discontinued operations from continuing revenue and expense accounts and to record Citizens' results as discontinued operations.

         The December 31, 1996 Balance Sheet has been restated to transfer all assets and liabilities of Citizens out of individual accounts and into "Assets of Disposed Subsidiary" and "Liabilities of Disposed Subsidiary."

         Helmstar Group, Inc. ("Helmstar") had guaranteed certain warehouse lines of credit utilized by Citizens in connection with its mortgage loan activities. A warehouse lender could finance up to 98% of the face amount of an individual mortgage loan held for sale. The advance would be repaid from the purchase price paid by the investor who had committed to purchase the applicable mortgage loan.

         Pursuant to the sales agreement, Helmstar agreed to continue to maintain its guarantees of any such lines until (1) a line was cancelled by Citizens or (2) a release of Helmstar as guarantor of a line was delivered. At any time after 60 days following the closing date (September 5, 1997) of the sale, Helmstar could terminate any remaining guarantees. As of November 7, 1997, Helmstar has guaranteed $2.9 million to a single lender relating to advances made prior to the termination of Helmstar's guarantee. Helmstar will not be responsible for future advances, if any, made pursuant to the warehouse lines of credit.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  JOINT VENTURES

         During the quarter ended September 30, 1997, two partnerships in which the Company has a majority financial interest and a 50% voting interest sold their manufacturers outlet shopping malls. The Company has recorded a profit of approximately $5.3 million before tax on this sale.

         Summary combined operating results of the joint ventures in which the Company is a co-venturer are as follows:

Company's Share of Profit
  from Joint Ventures:
                                                   Three Months Ended September 30
                                                  ----------------------------------
                                                      1997                   1996
                                                      ----                   ----
         Income from operations                    $   99,211              $ 109,465

         Profit on sale of
           Outlet Malls                             5,278,263
                                                   ----------              ---------
                                                   $5,377,474              $ 109,465
                                                    ==========             =========
                                                    Nine Months Ended September 30
                                                  ----------------------------------
                                                      1997                    1996
                                                      ----                    ----
         Income from operations                   $   383,651              $ 330,210

         Gain from receiving cash
         distribution in excess of the
         book value of the Company's
         interest in a joint venture                   79,911

         Profit on sale of
           Outlet Malls                             5,278,263

         Fully reserve an investment
         which was contingent on a
         project being built                             (500)

         Receipt from the guarantors
         of a co-venturer's obligations
         in connection with the
         development of a project
         which had been sold at a
         foreclosure sale in 1992                                           200,000
                                                    ----------             ----------
                                                   $5,741,325              $ 530,210
                                                    ==========              =========

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.       INCOME (LOSS) PER SHARE

         Income (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents based on the treasury stock method when dilutive.

5.       LITIGATION

         The Company is a defendant in various lawsuits. In those instances in which liability can be estimated, provisions have been reflected in the financial statements. The ultimate outcome of the remaining lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined. There were no significant changes in the status of litigation during the three months ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The Statements of Operations for the current and prior periods have been restated to record Citizens results as discontinued operations.

         A. Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

                  Total revenues increased to $5,013,771 for the three months ended September 30, 1997 from $79,783 for the three months ended September 30, 1996.

                  Profit from joint ventures increased to $5,377,474 for the three months ended September 30, 1997 from $109,465 for the three months ended September 30, 1996, primarily as a result of the sale of the outlet shopping malls by two partnerships in which the Company has a majority financial interest.

                  Financial consulting fees were $60,000 for the three months ended September 30, 1997 compared to nil for the three months ended September 30, 1996. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1997.

                  Interest income increased to $65,341 for the three months ended September 30, 1997 from $34,367 for the three months ended September 30, 1996, due in part to an increase in interest earning assets and earnings generated through cash management and investing activities.

                  Investment income decreased to a negative $489,044 for the three months ended September 30, 1997 compared to a negative $64,049 for the three months ended September 30, 1996. This category principally consists of net income or loss from cash management and investing in futures, puts, calls, equities, municipal securities, and other securities activities. Large swings can occur due to volatility in the financial markets.

                  Total expenses increased to $475,990 for the three months ended September 30, 1997 from $439,781 for the three months ended September 30, 1996.

                  Compensation and related costs decreased to $314,345 for the three months ended September 30, 1997 from $320,217 for the three months ended September 30, 1996.

                  Occupancy costs decreased to $39,920 for the three months ended September 30, 1997 from $44,122 for the three months ended September 30, 1996. This reduction resulted from the termination of the lease for a small office for the viatical settlements activity which closed in the fourth quarter of 1996.

                  General and administrative expenses increased to $66,299 for the three months ended September 30, 1997 from $41,432 for the three months ended September 30, 1996. Expenses were approximately the same for both periods except for a 1996 accounting adjustment which reduced this category.

                  Professional fees increased to $42,785 for the three months ended September 30, 1997 from $33,020 for the three months ended September 30, 1996. The increase is due in large part to increased accounting and income tax consulting and preparation fees.

                  Interest expense increased to $12,641 for the three months ended September 30, 1997 from $990 for the three months ended September 30, 1996. This increase was incurred in connection with the cash management and investing activities of the Company.

                  On a pre-tax basis, from continuing operations the Company had a profit of $4,537,781 for the three months ended September 30, 1997 compared with a loss of $359,998 for the three months ended September 30, 1996. Provision for income taxes for the three months ended September 30, 1997 was $422,000 compared with a benefit of $24,623 for the three months ended September 30, 1996. The current provision consists solely of state and local taxes incurred in connection with the sale of the outlet shopping malls. During prior periods, the partnerships paid local taxes on behalf of the partners and the Company recorded profit from joint ventures net of tax with no tax provision. Such tax provisions were immaterial in prior years. For Federal income tax purposes, as of December 31, 1996, the Company had net operating loss carryforwards of approximately $13,750,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011.

                  The third quarter 1997 operating loss for Citizens was $152,352 and is recorded as "Loss from Discontinued Operations." Loss on the sale was recorded as $231,161 but may decrease based on the outcome of certain transactions in process as of the end of the quarter.

                  The Company's net income for the three months ended September 30, 1997 was $3,732,268 compared with net loss of $727,831 for the three months ended September 30, 1996. For the three months ended September 30, 1997, net income from continuing operations was $.74 per share reduced by a net loss from discontinued operations of $(.07) per share, resulting in a net income of $.67 per share. For the three months ended

                  September 30, 1996, net income from continuing operations was $(.06) per share increased by a net loss from discontinued operations of $(.07) per share, resulting in a net loss of $(.13) per share. Income per share for the three months ended September 30, 1997 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation for September 30, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,535,123 for the three months ended September 30, 1997 and 5,544,174 for the three months ended September 30, 1996.

                  Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996

                  Total revenues increased to $5,626,032 for the nine months ended September 30, 1997 from $826,565 for the nine months ended September 30, 1996.

                  Profit from joint ventures increased to $5,741,325 for the nine months ended September 30, 1997 from $530,210 for the nine months ended September 30, 1996, pimarily as a result of the sale of the outlet shopping malls by two partnerships in which the Company has a majority financial interest. In addition, in June 1997, the Company refinanced the mortgage debt on its Nags Head venture and received cash distributions in excess of book value which caused a profit of approximately $80,000 which is included in this category. Also, during the nine months ended September 30, 1996, this category included $200,000 received from certain individuals who had guaranteed the obligations of the co-venturer in Stoneledge with respect to a project which had been sold at a foreclosure sale in 1992.

                  Financial consulting fees were $150,000 for the nine months ended September 30, 1997 versus nil for the nine months ended September 30, 1996. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1997.

                  Interest income increased to $170,351 for the nine months ended September 30, 1997 from $165,810 for the nine months ended September 30, 1996. The Company earns interest on its assets and through its cash management program.

                  Investment income decreased to a negative $435,644 for the nine months ended September 30, 1997 from income of $127,545 for the nine months ended September 30, 1996. This category primarily consists of: net income or loss from cash management and investing in futures, puts, calls, equities, municipal securities and other securities activities.

                  Total expenses decreased to $1,583,076 for the nine months ended September 30, 1997 from $1,698,403 for the nine months ended September 30, 1996.

                  Compensation and related costs decreased to $943,091 for the nine months ended September 30, 1997 from $1,102,075 for the nine months ended September 30, 1996. The decrease is due principally to the elimination of the salaries incurred in connection with the Company's viatical settlements business which had terminated in the fourth quarter of 1996.

                  Occupancy costs decreased to $123,371 for the nine months ended September 30, 1997 from $145,152 for the nine months ended September 30, 1996. This reduction resulted from the termination of the lease for a small office for the viatical settlement activity which closed in the fourth quarter of 1996.

                  General and administrative expenses decreased to $302,372 for the nine months ended September 30, 1997 from $316,426 for the nine months ended September 30, 1996. This decrease was caused primarily by savings realized with the curtailment of the viatical settlement business in the fourth quarter of 1996. This decrease was somewhat mitigated by the creation of a reserve for advances made to a debtor in possession during the second quarter of 1997.

                  Professional fees increased to $131,982 for the nine months ended September 30, 1997 from $88,193 for the nine months ended September 30, 1996. The increase is due in large part to legal fees incurred in connection with a potential acquisition, together with higher accounting and income tax consulting and preparation fees.

                  Interest expense increased to $82,260 for the nine months ended September 30, 1997 from $46,557 for the nine months ended September 30, 1996. The increase was in connection with the cash management and investing activities of the Company.

                  On a pre-tax basis from continuing operations, the Company had income of $4,042,956 for the nine months ended September 30, 1997 compared with a loss of $871,838 for the nine months ended September 30, 1996. Provision for income taxes for the nine months ended September 30, 1997 was $423,016 compared with a benefit of $6,904 for the nine months ended September 30, 1996. The current provisions consist mostly of state and local taxes incurred in connection with the sale of the outlet shopping malls. During prior periods, the partnerships paid local taxes on behalf of the partner and the Company recorded profit from joint ventures net of tax with no tax provision. Such tax provisions were immaterial in prior years. For Federal income tax purposes, as of December 31, 1996, the Company has net operating loss carryforwards aggregating approximately $13,750,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011.

                  For the nine months ended September 30, 1997, the operating loss for Citizens was $755,209 and is recorded as "Loss from Discontinued Operations." Loss on the sale was recorded as $231,161 but may decrease based on the outcome of certain transactions in process as of the end of the period.

                  The Company's net income for the nine months ended September 30, 1997 was $2,631,570 compared with a net loss of $1,944,234 for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, net income from continuing operations was $.65 per share reduced by a net loss from discontinued operations of $(.18) per share, resulting in a net income of $.47 per share. For the nine months ended September 30, 1996, net loss from continuing operations was $(.16) per share increased by a net loss from discontinued operations of $(.19) per share, resulting in a net loss of $(.35) per share. Income per share for the nine months ended September 30, 1997 is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming the exercise of stock options relating to the Company's incentive compensation plan which are considered to be common stock equivalents. The assumed exercise of stock options relating to the Company's incentive compensation plan were not included in the computation for the nine months ended September 30, 1996, because the effect of their inclusion would be antidilutive. The number of shares used in the computations were 5,541,233 for the nine months ended September 30, 1997 and 5,544,174 for the nine months ended September 30, 1997.

         B.       Liquidity and Capital Resources

                  Management of the Company believes that funds generated from operations and cash distributions from joint ventures, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. Currently, the Company's assets consist primarily of cash and assets readily convertible into cash.

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

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of September 30, 1997.

                  The Company is a defendant in various lawsuits. Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

                  Cross Creek Village v. Housing Authority of the County of Riverside, et al., Case No. 236813, Superior Court of the State of California, County of Riverside, July 9, 1993.

                  A status conference has been scheduled in this case for January 8, 1998.

                  Fred W. Wasserman et al v. Jeffrey P. Christopher et al., Case No. 278699, Superior Court of the State of California, County of Riverside, March 19, 1996.

                  On September 9, 1997, the Federal Deposit Insurance Corporation, as receiver for First RepublicBank Houston, N.A. (formerly known as InterFirst Bank Houston, N.A.), filed a removal petition removing this case to the United States District Court of the Central District of California. On October 8, 1997, the FDIC moved to transfer venue of the case to the United States District Court for the Southern District of Texas. That motion is currently pending with the court.



Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits: A statement regarding the computation of per share earnings is omitted because the computation is described in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-QSB.

                  Exhibit 27 - Financial Data Schedule -- See below.

                  (b) Reports on Form 8-K:

                      -- September 19, 1997, announced sale of all the stock of wholly-owned subsidiary, Citizens Mortgage Service Company to IMN Financial Corp.

                      -- October 10, 1997, press release announced the sale of Blowing Rock Outlet Partners and Nags Head Outlet Partners by partnerships in which the Company has an interest.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HELMSTAR GROUP, INC.



Date: November  14, 1997                             /s/ George W. Benoit
                                                     --------------------
                                                     George W. Benoit
                                                     Chairman of the Board of
                                                     Directors, President,
                                                     Chief Executive Officer




Date: November  14, 1997                             /s/ Roger J. Burns
                                                     ------------------
                                                     Roger J. Burns
                                                     First Vice President,
                                                     Chief Financial Officer