Form 10KSB
period 1997-12-31
HELMSTAR GROUP INC
filed 1998-03-31
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee required)


                   For the fiscal year ended December 31, 1997


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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's   revenues  for  1997,  its  most  recent  fiscal  year,  were
$6,363,911.

         As of February 28, 1998, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $2,802,274.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at February 28, 1998

Common stock - par value $.10                5,516,373 shares
-----------------------------                ----------------

                DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form l0-KSB incorporates by reference from the issuer's definitive proxy statement for the annual meeting of stockholders to be held on June 4, l998.



                           (Cover page 2 of 2 pages)

                                     PART I

Item l.  Description of Business.

                  Background and History

                  Helmstar Group, Inc., ("Group"), through its subsidiaries (collectively referred to as the "Company" unless the context requires otherwise), is engaged primarily in the business of merchant banking.

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

                  Beginning in 1990, drawing on its experience in real estate project finance, the Company began to offer financial consulting services to clients on a fee basis. This permits the Company to increase its revenue by utilizing its merchant banking expertise without deploying a significant amount of capital. The Company's primary focus in this area has been assisting clients in realizing lower cost of capital through creative financial structuring. This business is transaction oriented, and potential revenue therefrom is subject to wide variation. During 1997, 1996, 1995, and 1994 approximately 4%, 9%, 12% and 20% of the Company's total revenues in each year were realized in connection with providing financial consulting services to a single financial institution in several transactions.

                  Joint Ventures - Sale of Outlet Shopping Centers

                  During 1997, one of the Company's outlet shopping centers was refinanced generating a cash distribution to the Company of $1,420,000 and a profit of approximately $80,000. Later in the year, the two outlet shopping centers owned by the partnerships in which the Company is a general partner were sold generating a profit of approximately $5,200,000 and providing a cash distribution of approximately $4,500,000 prior to estimated tax payments of approximately $460,000. During the year, operations of the outlet shopping centers prior to sale generated profits of approximately $380,000 and provided cash of $373,000. The Company still maintains an investment in the partnerships and expects to liquidate them in the future.

                  Mortgage Banking - Sale of Citizens

                  During the third quarter 1997, the Company sold its wholly-owned subsidiary, Citizens Mortgage Service Company ("Citizens"), to IMN Financial Corp. for approximately $375,000, of which $111,000 has been received. The purchase price may be increased based on the outcome of certain transactions still in progress. Prior to the sale, the Company recorded an operational loss of approximately $755,000. In addition, the Company recorded a loss on the sale of approximately $231,000. The operating results of Citizens has been reflected as discontinued operations in the Company's financial statements.

                  Real Estate Development Program

                  The Company is developing and/or acquiring state-of-the-art, multiplex movie theaters (the "Theaters") in various states throughout the continental United States. The cost and fair market value of the Theaters is expected to be approximately $75 million. A major film exhibitor, Carmike Cinemas, Inc. (the "Lessee"), will act as development agent for the Company in this endeavor over the course of a two-year "Project Development Period" and will lease and operate each Theater as it is completed.

                  All leases will be triple net, credit-type leases (the "Leases"). Such Leases require that the Lessee, in addition to paying Basic Rent, also (i) pay all utilities, insurance and local real estate, corporate and franchise taxes; (ii) reimburse the Lessor for all of its necessary and reasonable direct expenses incurred in fulfilling its role as Landlord; and (iii) assume full operating, maintenance and environmental responsibilities for the preservation and, if necessary, restoration of the Theaters. Rents will commence on all Theaters at the end of the Project Development Period and extend over an ensuing initial Lease term of sixteen years. At the end of the initial Lease term, the Lessee can purchase the properties, renew the Leases or vacate the Theaters, in which event the Company may sell or re-lease the Theaters to any third party of its choosing.

                  In order to finance 97% of the total expected cost of the Theaters, on November 20, 1997 the Company's subsidiary, Movieplex Realty Leasing, L.L.C. (the "Lessor"), issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds bear interest from their date of delivery at a variable base rate indexed to the 30-day, high-grade commercial paper rate. This rate will be reset weekly and interest for the prior four or five week period will be payable on the first Monday of each calendar month commencing Monday, January 5, 1998. Principal on the Bonds is payable annually on the first Monday of each November. Prior to maturity, $59,775,000 of the original Bond principal is scheduled to be amortized. The Bonds may be tendered at par by investors on any interest rate reset date, in which event the Remarketing Agent would try to remarket the bonds to other investors. The Bonds are issued in three sets. Each set is secured by irrevocable, direct pay letters-of-credit (the "LOCs") from a highly-rated commercial bank and each with an initial LOC term of five years. In such instances, the investors look to the financial strength of the LOC banks rather than to the creditworthiness of either the Company as the Lessor or Carmike as the Lessee. The Company expects to continue to use LOCs of this nature to secure the Bonds throughout their 18-year term.

                  The remaining 3% of the cost of the Theaters will come from equity invested in the Lessor. Subsidiaries of the Company own 100% of the Common Membership (or shareholding) of the Lessor entity which is a Limited Liability Corporation. In addition, the same subsidiaries own 1% of the Preferred Membership of the Lessor in return for a cash investment of $22,500 and a third party owns 99% of the Preferred Membership in return for a cash investment of $2,227,500 (of which $750,000 was paid in 1997, with the balance due prior to the end of the Project Development Period). See "Management Discussion and Analysis - Liquidity and Capital Resources."

                  General

                  The Company was incorporated under the laws of the State of Delaware in 1968. It maintains offices at 2 World Trade Center, Suite 2112, New York, New York 10048 and its telephone number is (2l2) 775-0400. Unless the context requires otherwise, the term "Company" refers to Helmstar Group, Inc. ("Group") and its wholly-owned subsidiaries: Matthews & Wright, Inc. ("Matthews & Wright"); Snider, Williams & Co., Inc. ("Snider"); Randolph, Hudson & Co., Inc. ("Randolph"); Eden Consulting, Inc. ("Eden"); Shaw Realty Company, Inc. ("Shaw"); Helmstar Funding, Inc. ("Funding," formerly CMS
                  Insurance Agency, Inc.); Burrows, Hayes Company, Inc. ("Burrows"); Dover, Sussex Company, Inc. ("Dover"); Housing Capital Corporation ("Housing"); Randel, Palmer & Co., Inc. ("Randel"); Parker, Reld & Co., Inc. ("Parker"), McAdam, Taylor & Co., Inc. ("McAdam") and Ryan, Jones & Co., Inc. ("Ryan"). The term Company also includes Movieplex Realty Leasing, L.L.C. ("Movieplex"), a limited liability company, all of whose common membership interests are indirectly owned by the Company. Additionally, unless the context requires otherwise, "Company" includes all wholly-owned subsidiaries of Group including Citizens Mortgage Service Company ("Citizens"), a wholly-owned subsidiary of McAdam. Citizens was sold during 1997.

                  As of March l, 1998, the Company had 8 employees.

                  Competition

                  Competition in the Company's business of merchant banking focusing on middle market oriented, real estate and other businesses is widespread and highly fragmented. In its activities as a co-venturer with a focus on smaller, more specialized ventures having defined markets, institutional joint venturers including large public real estate or venture capital partnerships and real estate investment trusts should not be significant competitors. Likely competition will be encountered from small syndicators; individual investors, typically from the local market; smaller insurance companies; and participating mortgage lenders. Many of the Company's likely competitors have greater access to capital than the Company. Similarly, the Company encounters stiff competition from a broad range of financial services firms when seeking financial consulting assignments. Other major parties in the marketplace for off-balance sheet structures are large developers, commercial banks with synthetic lease structures, and real estate investment trusts.

                  Regulation

                  In the course of conducting its business of merchant banking, the Company may acquire interests in regulated activities. Such regulation may be either directly or indirectly related to the Company's interest.

                  With respect to real estate joint ventures, the Company may encounter Federal, state and local regulation in connection with land use, building code requirements, environmental, and similar restrictions on development and/or operations.

Item 2. Description of Property.

                  The Company leases approximately 7,000 square feet of office space at 2 World Trade Center, New York, New York 10048 under the terms of a lease that expires February 28, 2006. This office is utilized as the Company's executive office in addition to housing its merchant banking activities.

                  The future minimum annual base rental commitments under this lease are reflected in the amounts provided in Note G[1] in Notes to Financial Statements included in Part II, Item 7 of this Form 10-KSB.

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

                  In October 1995, the United States Tax Court held in Harbor Bancorp v. Commissioner, 105 T.C. No. 19, that the interest on the bonds forming the basis of the Cross Creek Village case was not excludable from the bondholders' taxable income. The United States Court of Appeals for the Ninth Circuit subsequently affirmed this decision and the United States Supreme Court declined to review the case.

                  In late 1997 and early 1998, the parties to the case signed a stipulation agreeing to dismiss the action and all cross-actions without prejudice, and to toll the applicable statutes of limitation for a period of three years from the date of the dismissal. This stipulation is currently awaiting action by the Court.

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

                  Matthews & Wright, Inc. entered into a stipulation with plaintiffs to stay all proceedings without prejudice pending the outcome of the appeal to the United States Court of Appeals for the Ninth Circuit in Harbor Bancorp.

                  After the Ninth Circuit affirmed the judgment of the Tax Court in Harbor Bancorp, the FDIC, as receiver for First RepublicBank Houston, formerly known as InterFirst Bank Houston, intervened and removed the case to the United States District Court for the Central District of California. The FDIC subsequently moved to transfer venue of the case to the United States District Court for the Southern District of Texas. It appears that the claims against the FDIC as receiver have been transferred, and the claims against all other parties remain pending in federal district court in California.

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

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder
                  Matters.

                  Exchange Listing:

                  The common stock of Helmstar Group, Inc. is listed on the American Stock Exchange (trading symbol HLM).

                  The approximate number of recordholders of Common Stock as of February 28, 1998 was 285.


                  Equity Sale Prices:

        1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
        High    Low      High    Low      High    Low       High    Low

1997      1     3/4     15/16   11/16      7/8    5/8       1 1/4   3/4

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

Item 6.  Management's Discussion and Analysis.

                  A. Results of Operations

                  1. 1997 Compared to 1996

                  Total revenue increased to $6,363,911 for 1997 from $1,353,015 for 1996.

                  Profit from joint ventures increased to $5,656,080 for 1997 from $557,037 for 1996. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating. The types of ventures being pursued typically require several years of careful management before they provide the projected returns envisioned.

                  Profit for 1997 included profit from refinancing Nags Head Outlet Partners (Nags Head) in June 1997, the sale in September 1997 of both Nags Head and Blowing Rock Outlet Partners (Blowing Rock), the two outlet shopping centers, and operating income through the time of sale.

                  The refinancing of Nags Head produced income of $79,911, while the sale of Nags Head and Blowing Rock produced income of $5,193,018. The Company's share of income from operations through the sale in September 1997 was $383,651 compared to income from operations for 1996 of $357,037.

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

                  Financial consulting fees increased to $255,938 for 1997 from $116,000 for 1996. The Company provides financial structuring advice on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

                  Interest income increased to $725,412 for 1997 from $245,024 for 1996, primarily due to interest earned during the development period on the proceeds from the $72,750,000 bond offering made by the Company for the purpose of obtaining land and constructing Theaters, and on the securities held in the cash management, trading and investing activities of the Company.

                  Investment income decreased to a loss of $273,519 for 1997 from a benefit of $428,954 for 1996. This category includes:
                  (1) net profit or loss from cash management and investing in futures, puts, calls, municipals and other securities activities and (2) a reserve against an investment made by the Company.

                  Other income was nil for 1997 compared to a profit of $6,000 in 1996.

                  Total   expenses   increased  to  $3,172,946   for  1997  from
                  $2,147,130 in 1996.

                  Compensation and related costs increased to $1,495,720 for 1997 from $1,363,314 for 1996. The increase is due principally to the accrual in 1997 of an incentive bonus in connection with the profits generated from the sale of the joint ventures. The increase, due to the bonus, was somewhat mitigated by a reduction in staff.

                  Occupancy costs decreased to $164,943 for 1997 from $185,737 for 1996. This reduction primarily resulted from the termination of the lease for a small office which was closed in the fourth quarter of 1996.

                  General and administrative expenses increased to $677,929 for 1997 from $447,864 for 1996. This increase was due principally to the creation of a reserve in connection with the sales of various assets of the Company.

                  Professional fees increased to $174,266 for 1997 from $86,212 for 1996. This increase was due in large part to legal fees incurred in connection with a potential acquisition which was not consummated.

                  Interest expense increased to $660,088 for 1997 from $64,003 for 1996. The principal reason for this increase is the interest expense and letter of credit fees (which are treated as interest) incurred on the $72,750,000 Bonds issued for the development of Theaters. Also included in this account is the interest cost incurred in the Company's cash management and investing activities.

                  The Company had a profit from continuing operations of $2,689,230 for 1997 compared with a loss of $786,230 for 1996.
                  In 1997, the Company had a tax expense of $501,735 compared to a tax benefit of $7,885 for 1996. In 1997, the Company incurred Federal alternative minimum tax together with state and local taxes compared with 1996 when the Company recorded only state and local taxes. For Federal income tax purposes, as of December 31, 1997, the Company has net operating loss carryforwards of approximately $7,300,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011. The Company has a net capital loss carryforward of approximately $3,400,000 which expires in 2002.

                  The Company's net income for 1997 was $1,702,660 compared with net loss of $2,364,080 for 1996. For 1997, income from continuing operations was $.48 per share reduced by a net loss from discontinued operations of $(.17) per share, resulting in a net income of $.31 per share. For 1996, net loss from continuing operations was $(.14) per share increased by a net loss from discontinued operations of $(.29) per share, resulting in a net loss of $(.43) per share. The Company adopted Statements of Financial Accounting Standards No. 128 in 1997 and has retroactively applied the effects thereof to the year ended December 31, 1996. Statement No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The number of shares used in the computations were 5,520,958 for 1997 and 5,544,480 for 1996.

                  Inflation

                  Inflation may affect the Company in certain areas of its cash management, real estate development program, and merchant banking activities. Changes in interest rates typically follow actual or expected changes in the inflation rate. Accordingly, interest rates usually increase during periods of high inflation and decrease during periods of low inflation.

         B.       Liquidity and Capital Resources

                  Management of the Company believes that funds generated from operations, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. Currently the Company's assets consist primarily of cash and investments which are readily convertible into cash.

                  The Company invests excess funds in liquid, short-term financial instruments in order to maximize its current cash return with minimum interest rate risk, while preserving the ability to move quickly in funding attractive merchant banking ventures. Such investments include U.S. Government and municipal obligations, futures contracts and money market funds.

                  Additionally, in the fourth quarter of 1997 on November 20, the Company issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were issued to finance 97% of the cost of the Company's Real Estate Development Program. See "Description of Business - Real Estate Development Program." The 3% balance, $2,250,000, is being provided as a capital contribution from Preferred Members (shareholders) of the Company's Lessor subsidiary, Movieplex Realty Leasing, L.L.C. $772,500 of this capital was contributed during the fourth quarter.

                  The Bonds pay interest from the date of delivery on the first Monday of each month for the preceding four or five week period commencing January 5, 1998 and principal annually on the first Monday of November commencing in the year 2000. Various commercial banks which provided letters of credit securing payment on the Bonds are due letter of credit ("LOC") fees which are payable on the same dates as the Bond interest and also commence in 1998. In addition, a preferred return on capital contributed is due to the Preferred Members, payable on the same due dates as is the interest on the Bonds but commencing in January of the year 2000.

                  All debt service on the Bonds, while bank letters of credit are effectively in force, is paid directly from draws on those LOCs. The banks are then reimbursed by the Lessor. Fees and the Preferred return are due from the Lessor directly. During the period from November 1997 through November 1999, all reimbursements to the banks and bank fees will be paid from Bond proceeds. Thereafter all reimbursements to the banks for debt service on the Bonds as well as fees and the preferred return to Preferred Members will be paid from the Rents which commence on December 1, 1999. In addition, the Rents will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis. Prior to the utilization of these proceeds to pay for the costs in connection with the construction of the Theaters, they will be invested in liquid short-term instruments.

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of December 31, 1997, except for the development of the Theaters with funds provided by the issuance of the Bonds.

                  The Company is a defendant in various lawsuits. Although the Company has reached settlements in some instances, an unfavorable result in those remaining could have a significant adverse effect upon the Company's liquidity and capital resources.

                  Year 2000 Issue

                  The Company does not anticipate that the cost of addressing the "Year 2000" issue will be material to its future operating results or financial condition.

Item 7.  Financial Statements.

                  The Company's financial statements to be filed hereunder follow, beginning with page F. Following such financial statements, are the financial statements for each of the operating real estate joint ventures in which the Company is a joint venturer.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Helmstar Group, Inc.
New York, New York


We have audited the consolidated balance sheet of Helmstar Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of the real estate joint ventures described in Note C. The Company's equity in these joint ventures aggregated $185,864 at December 31, 1997 and they account for $5,656,580 and $357,037 of income included in income (loss) from continuing operations before income taxes for the years ended December 31, 1997 and 1996, respectively. The financial statements of these entities were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to these entities is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helmstar Group, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

As described more fully in Note H to the consolidated financial statements, the Company was a defendant in various lawsuits.


/s/RICHARD A. EISNER & COMPANY, LLP

New York, New York
February 27, 1998

HELMSTAR GROUP, INC. AND SUBSIDIARIES


Consolidated Balance Sheet
December 31, 1997
ASSETS
Cash and cash equivalents (Note A) .....................................................     $    802,352
Short-term investments - restricted (Notes A, B and C) .................................       71,174,934
Marketable securities (Note A) .........................................................        7,234,862
Investment in joint ventures (Notes A and B) ...........................................          185,864
Furniture, equipment and leasehold improvements - at cost, less accumulated depreciation
   and amortization of $242,565 (Note A) ...............................................          106,128
Deferred financing costs, less accumulated amortization of $11,000 (Note D) ............        1,663,209
Other assets ...........................................................................          651,403
                                                                                             ------------

                                                                                             $ 81,818,752
                                                                                             ============

LIABILITIES
Bonds payable (Note D) .................................................................     $ 72,750,000
Accrued expenses and other liabilities (Note A) ........................................        1,509,201
Income taxes payable ...................................................................           59,737
                                                                                             ------------

      Total liabilities ................................................................       74,318,938
                                                                                             ------------

Due to preferred member (Note D) .......................................................          750,000
                                                                                             ------------

Commitments and contingencies (Notes E, F, G, H and J)

STOCKHOLDERS' EQUITY (Notes D and F)
Common stock - authorized 10,000,000 shares, par value $.10; issued 6,749,600 shares ...          674,960
Paid-in surplus ........................................................................       14,984,510
Deficit ................................................................................       (5,981,058)
                                                                                             ------------

                                                                                                9,678,412
Less treasury stock, at cost - 1,233,227 shares ........................................       (2,928,598)
                                                                                             ------------

                                                                                                6,749,814
                                                                                             ------------

                                                                                             $ 81,818,752
                                                                                             ============

See notes to financial statements

Consolidated Statements of Operations
                                                                                  Year Ended December 31,
                                                                                   1997             1996
                                                                              -----------      -----------
Revenues:
   Profit from joint ventures including gain on sale of venture assets of
      $5,193,018 in 1997 (Note C) .......................................     $ 5,656,080      $   557,037
   Financial consulting fees ............................................         255,938          116,000
   Interest income ......................................................         725,412          245,024
   Investment income (loss) .............................................        (273,519)         428,954
   Other income .........................................................                            6,000
                                                                              -----------      -----------

                                                                                6,363,911        1,353,015
                                                                              -----------      -----------
Expenses:
   Compensation and related costs .......................................       1,495,720        1,363,314
   Occupancy cost .......................................................         164,943          185,737
   General and administrative ...........................................         677,929          447,864
   Professional fees ....................................................         174,266           86,212
   Interest .............................................................         660,088           64,003
                                                                              -----------      -----------

                                                                                3,172,946        2,147,130
                                                                              -----------      -----------

Income (loss) from continuing operations before income taxes ............       3,190,965         (794,115)
Income tax provision (benefit) (Note E) .................................         501,735           (7,885)
                                                                              -----------      -----------

Income (loss) from continuing operations ................................       2,689,230         (786,230)

Discontinued operations:
   Loss from the operation of discontinued subsidiary ...................        (755,409)      (1,577,850)
   Loss on disposal of subsidiary .......................................        (231,161)
                                                                              -----------      -----------

   Net income (loss) ....................................................     $ 1,702,660      $(2,364,080)
                                                                              ===========      ===========
Per common share - basic and diluted (Note A):
   Income (loss) from continuing operations .............................     $       .48      $      (.14)
   Loss from discontinued operations ....................................            (.17)            (.29)
                                                                              -----------      -----------

Net income (loss) .......................................................     $       .31      $      (.43)
                                                                              ===========      ===========

Weighted average number of common shares outstanding - basic
   income (loss) per share ..............................................       5,520,958        5,544,480
Effect of dilutive employee stock options ...............................          30,770
                                                                              -----------      -----------

Adjusted weighted average number of common shares - diluted income
   (loss) per share .....................................................       5,551,728        5,544,480
                                                                              ===========      ===========

See notes to financial statements

Consolidated Statements of Changes in Stockholders' Equity
(Note __)


                                             Common Stock
                                    -------------------------------        Paid-in
                                         Shares          Amount            Surplus
                                         ------          ------            -------
Balance - January 1, 1996 .....        6,749,600      $    674,960      $ 14,984,510
Treasury stock acquired at cost
Net loss ......................
                                    ------------      ------------      ------------

Balance - December 31, 1996 ...        6,749,600           674,960        14,984,510
Treasury stock acquired at cost
Net income ....................
                                    ------------      ------------      ------------

Balance - December 31,1997 ....        6,749,600      $    674,960      $ 14,984,510
                                    ============      ============      ============

                                                               Treasury Stock
                                                      ------------------------------
                                       Deficit            Shares          Amount            Total
                                       -------            ------          ------            -----
Balance - January 1, 1996 .....     $ (5,319,638)        1,203,227     $ (2,905,102)     $  7,434,730
Treasury stock acquired at cost                             10,000           (7,722)           (7,722)
Net loss ......................       (2,364,080)                                          (2,364,080)
                                    ------------      ------------     ------------      ------------

Balance - December 31, 1996 ...       (7,683,718)        1,213,227       (2,912,824)        5,062,928
Treasury stock acquired at cost                             20,000          (15,774)          (15,774)
Net income ....................        1,702,660                                            1,702,660
                                    ------------      ------------     ------------      ------------

Balance - December 31,1997 ....     $ (5,981,058)        1,233,227     $ (2,928,598)     $  6,749,814
                                    ============      ============     ============      ============

See notes to financial statements

Consolidated Statements of Cash Flows

                                                                                         Year Ended December 31,
                                                                                    ------------------------------
                                                                                        1997              1996
                                                                                    ------------      ------------
Cash flows from operating activities:
   Income (loss) from continuing operations ...................................     $  2,689,230      $   (786,230)
   Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
        Depreciation and amortization .........................................           27,576            27,987
        Share of (income) from joint ventures .................................         (463,062)         (357,037)
        Realized (gain) from joint ventures sale of net assets ................       (5,193,018)         (200,000)
        Provision for bad debts ...............................................           85,000
        Realized loss (gain) on sale or disposal of marketable securities .....          235,585          (440,906)
        Unrealized loss from marketable securities ............................            2,934            12,012
        Loss on sale of fixed assets ..........................................            2,653           143,377
        Purchase of marketable securities .....................................      (12,415,814)      (63,221,393)
        Sales of marketable securities ........................................        6,292,874        62,816,478
        Changes in:
           Other assets .......................................................            4,133        (1,364,143)
           Accrued expenses ...................................................          762,492          (417,895)
           Income taxes .......................................................           59,737
                                                                                    ------------      ------------
   Cash used in continuing operations .........................................       (7,909,680)       (3,787,750)
   Cash used in discontinued operations .......................................         (477,951)       (1,477,771)
                                                                                    ------------      ------------

              Net cash used in operating activities ...........................       (8,387,631)       (5,265,521)
                                                                                    ------------      ------------

Cash flows from investing activities:
   Purchase of short-term investments .........................................      (71,174,934)
   Sales of short-term investments ............................................                          3,805,767
   Distributions from joint ventures - operations..............................          473,360
   Distributions from joint ventures - refinancings ...........................        1,420,000           262,677
   Distributions from joint ventures - sale of assets..........................        4,995,239           200,000
   Purchase of fixed assets ...................................................          (38,546)          (35,205)
   Other investment ...........................................................          (85,000)
   Other.......................................................................                                500
                                                                                    ------------      ------------
Cash (used in) provided by continuing operations ..............................      (64,409,881)        4,233,739
Cash provided by discontinued operations ......................................          110,393            57,299
                                                                                    ------------      ------------

              Net cash (used in) provided by investing activities .............      (64,229,488)        4,291,038
                                                                                    ------------      ------------

Consolidated Statements of Cash Flows

                                                                                         Year Ended December 31,
                                                                                    ------------------------------
                                                                                        1997              1996
                                                                                    ------------      ------------
Cash flows from financing activities:
   Deferred financing costs ...................................................       (1,674,209)
   Repayment of short-term borrowings .........................................                           (593,743)
   Purchase of treasury stock .................................................          (15,774)           (7,722)
   Proceeds from bonds payable ................................................       72,750,000
   Proceeds from preferred member .............................................          750,000
Cash provided by (used in) continuing operations ..............................       71,810,017          (601,465)
Cash provided by discontinued operations ......................................                          1,896,672
                                                                                    ------------      ------------
              Net cash provided by financing activities .......................       71,810,017         1,295,207
                                                                                    ------------      ------------

Net (decrease) increase in cash and cash equivalents ..........................         (877,102)          320,724
Cash and cash equivalents at beginning of year ................................        1,679,454         1,358,730
                                                                                    ------------      ------------

Cash and cash equivalents at end of year ......................................     $    802,352      $  1,679,454
                                                                                    ============      ============

Supplemental disclosures of cash flow information from continuing operations:
   Cash paid during the year for:
      Interest ................................................................     $    123,603      $     66,102
      Taxes ...................................................................     $        888      $     16,415

See notes to financial statements

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Helmstar Group, Inc. and subsidiaries (the "Company") are in the merchant banking business. In 1997, the Company sold its mortgage banking subsidiary (Note K). During 1997, the Company borrowed $72,750,000 for the purpose of acquiring and developing movie theaters which it will lease to a major operator under the terms of an operating lease (Note C).

The Company also has an interest in two joint ventures, each of which sold their manufacturers' outlet shopping malls in 1997.

[1]    Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of Helmstar Group, Inc. and its wholly owned subsidiaries. Results of operations of the mortgage banking subsidiary have been reflected as discontinued operations on the accompanying financial statements.

      All  significant   intercompany   balances  and  transactions   have  been
      eliminated.

[2]    Joint ventures:

      Joint ventures are accounted for under the equity method.

[3]    Depreciation and amortization:

      Furniture, fixtures and equipment are being depreciated using both straight-line and accelerated methods over estimated lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their useful lives.

      Deferred financing costs are amortized over the life of the bonds (eighteen years).

[4] Statements of cash flows:

      For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

[5] Income (loss) per share:

      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the year ended December 31, 1997 and has retroactively applied the effects thereof to the year ended December 31, 1996. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE A -THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[5]    Income (loss) per share:  (continued)

      Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year. Dilutive employee stock options did not have an effect on the computation of diluted earnings per share in 1997 and in 1996, employee stock options were anti-dilutive.

[6]    Income taxes:

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset at December 31, 1997 was fully reserved since the likelihood of realization of the benefit cannot be established.

[7] Marketable securities and short-term investments:

      The Company accounts for its investments in marketable securities and short-term investments pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires, among other things, the classification of investments in one of three categories based on the Company's intent: trading, available-for-sale and held-to-maturity, with trading and available-for-sale securities carried at fair value and held-to-maturity securities carried at amortized cost. Gains and losses on the trading securities are included in operations for trading securities are reported in a separate compartment of stockholders' equity, for available-for-sale securities.

      The Company's marketable securities consists of United States Treasury Bills and Notes which are classified as trading securities since they are actively traded.

      Short-term  investments were acquired with the proceeds of bonds (see Note
      B). The Trust Indenture governing the issuance of the bonds provides that the bond proceeds must always be available for sale; accordingly, such investments which consist of taxable municipal debt securities and repurchase agreements are classified as available-for-sale securities.

[8] Stock-based compensation to employees:

      The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, compensation cost is measured as the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[9]    Use of estimates:

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

NOTE B - SHORT-TERM INVESTMENTS

In November of 1997, the Company issued $72,750,000 of adjustable rate tender securities (the "Bonds") in order to provide a part of the funds needed for its new real estate development activities (see Note D). According to the Trust Indenture pursuant to which these Bonds were issued, the Company is restricted as to the term and the investment instruments (the "Eligible Investments") in which it can invest Bond proceeds until spent for the purposes defined in the Indenture.

From the Eligible Investments defined in the Indenture, the Company has chosen to invest the Bond proceeds in taxable Municipal Auction Rate Certificates or ARCs and Adjustable Rate Repurchase Agreements or Repos. ARCs are high-grade taxable instruments with long-term maturities but with 35-day interest rate reset and tender dates which function as artificial interim maturities. The Repos are primarily overnight instruments or have other extremely short maturities. Because these Investments may be redeemed at par within short periods of time, cost closely approximates market value and there were no unrealized gains and losses at December 31, 1997. In addition, there were no gains or losses from the sale of any of these investments. The Company uses the specific identification method to determine cost of these investments upon disposition.

Short-term investments at December 31, 1997 consists of:


          Auction rate certificates                             $    60,000,000
          Adjustable rate repurchase agreements                      11,174,934
                                                                ---------------

                                                                $    71,174,934
                                                                ===============
NOTE C - INVESTMENTS IN JOINT VENTURES

During 1997, two partnerships in which the Company has a majority financial interest and a 50% voting interest sold their manufacturers outlet shopping malls.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE C - INVESTMENT IN JOINT VENTURES (CONTINUED)

[1] A reconciliation of the change in the carrying amount of the Company's investment in real estate joint ventures for the year ending December 31, 1997 is as follows:

Balance, beginning of year ...................................      $ 1,418,383
                                                                    -----------

Income:
   From operations ...........................................          383,151
   From refinancing ..........................................           79,911
   From sale .................................................        5,193,018
                                                                    -----------

                                                                      5,656,080
                                                                    -----------
Cash distributions:
   From operations ...........................................         (473,360)
   From refinancing ..........................................       (1,420,000)
   From sale..................................................       (4,995,239)
                                                                    -----------
                                                                     (6,888,599)
                                                                    -----------

Balance, end of year .........................................      $   185,864
                                                                    ===========

[2] Investment in joint ventures as of December 31, 1997 consist of:


          Blowing Rock Outlet Partners ("Blowing Rock")           $   122,316
          Nags Head Outlet Partners ("Nags Head")                      63,548
                                                                  -----------

                                                                  $   185,864
                                                                  ===========

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE C - INVESTMENT IN JOINT VENTURES (CONTINUED)

[3] Summary selected financial data of the Company's joint ventures as of December 31, 1997 and 1996 and for the years then ended is as follows:

                                    Total           Total           Equity                           Net
                                   Assets        Liabilities      (Deficit)        Revenues         Income
                                   ------        -----------      ---------        --------         ------
          1997:
             Blowing Rock      $     566,475    $     403,977   $     162,498   $   1,030,002   $   5,037,942   (1)
             Nags Head               375,937          176,211         199,726         758,106       2,435,450   (2)

          1996:
             Blowing Rock      $   5,787,837    $   6,546,614   $    (758,777)  $   1,365,476   $     410,432
             Nags Head             6,155,132        4,097,839       2,057,293         968,530         182,394

--------------------

     (1)  Includes gain on sale of assets of $5,146,075
     (2)  Includes gain on sale of assets of $2,456,781


NOTE D - REAL ESTATE DEVELOPMENT AND FINANCING

The Company intends to develop and/or acquire state-of-the-art, multiplex movie theaters (the "Theaters") in various states throughout the continental United States. The expected cost of the Theaters is expected to be approximately $75,000,000. A major film exhibitor, Carmike Cinemas, Inc., (the "Lessee"), will act as development agent for the Company in this endeavor over the course of a two-year "Project Development Period" and will lease and operate each Theater as it is completed. All leases will be triple net. Rents will commence on all Theaters at the completion of the Project Decelopment Period and extend over an ensuing initial lease term of sixteen years. The Company expects to continue to use LOCs of this nature to secure the Bonds throughout their terms.

In order to finance 97% of the total expected cost of the Theaters, on November 20, 1997 the Company's subsidiary, Movieplex Realty Leasing, L.L.C. (the "Lessor") issued $72,750,000 of adjustable rate tender securities, due November 1, 2015 (the "Bonds"). The Bonds were issued in sets of three series, each of which is secured by irrevocable, direct pay letters-of-credit (the "LOCs") from a commercial bank and each with an initial term of five years.

The Bonds bear interest from their date of delivery at a variable base rate indexed to the 30-day, high-grade commercial paper rate. This rate (5.96% at December 31, 1997) will be reset weekly and interest will be payable monthly commencing in January 1998. Principal on the Bonds is payable annually commencing in December 2000. Prior to maturity, $59,775,000 of the original Bond principal is scheduled to be amortized. The Bonds may be tendered at par by investors on any interest rate reset date, in which event they may be remarketed by a marketing agent to other investors.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE D - REAL ESTATE DEVELOPMENT AND FINANCING (CONTINUED)

Interest cost incurred on the Bonds during the Project Development Period will be capitalized based on the average amount of accumulated expenditures incurred to develop the theatres.

The remaining 3% of the cost of the Theaters will be financed from equity invested in the Lessor. Subsidiaries of the Company own 100% of the Common
Membership (or shareholdings) of the Lessor which is a Limited Liability Company. In addition, the same subsidiaries own 1% of the Preferred Membership of the Lessor in return for a cash investment of $22,500 and a third party owns 99% of the Preferred Membership in return for a cash investment of $2,227,500 (of which $750,000 was paid in 1997 with the balance due prior to the end of the Project Development Period.)

Scheduled maturities of bonds payable at December 31, 1997 are as follows:

                 Year Ended
                December 31,                                      Amount
                ------------                                      ------

                   2000                                      $    970,000
                   2001                                         1,035,000
                   2002                                         1,105,000
                   Thereafter                                  69,640,000
                                                             ------------

                                                             $ 72,750,000
                                                             ============

NOTE E - INCOME TAXES

[1] Net operating loss and capital loss carryforward:

     At December 31, 1997, the Company has a net operating loss carryforward for federal income tax purposes of approximately $7,300,000 which expires from 2005 to 2011 and a capital loss carryforward of approximately $3,400,000 which expires in 2002.

[2] Provision for income taxes:

      The provision for income taxes all of which are current, consists of the following:

                                                  Year Ended
                                                  December 31,
                                          ------------------------
                                              1997          1996
                                          ---------      ---------
            Current:
            Federal .................     $  53,000
            State and local (benefit)       448,735      $  (7,885)
                                          ---------      ---------
                                          $ 501,735      $  (7,885)
                                          =========      =========

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE E - INCOME TAXES  (CONTINUED)

[3]    Deferred income taxes:

      The Company's deferred tax assets consists of the following at December 31, 1997:

            Net operating loss carryforward  .....     $ 3,356,000
            Capital loss carryforward ............       1,564,000
            Litigation provision .................         230,000
            Accounts receivable and other reserves         175,000
                                                       -----------

                                                         5,325,000
            Valuation allowance ..................      (5,325,000)
                                                       -----------
            Net asset ............................     $     0
                                                       ===========

      The valuation allowance decreased by approximately $1,225,000 during 1997 and increased by $1,550,000 during 1996.

[4] Effective tax rate reconciliation:

      The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                          Year Ended
                                                                          December 31,
                                                                       -----------------
                                                                       1997         1996
                                                                       ----         ----
Statutory rate (benefit) ........................................       34.0%     (34.0)%
State and local taxes (benefit), net of federal income tax effect        9.3        (.1)
Nondeductible expenses ..........................................         .7
Other ...........................................................         .6
Utilization of carryforward losses ..............................      (28.9)
Valuation allowance .............................................                  34.0
                                                                        ----        ---
Effective rate ..................................................       15.7%       (.1)%
                                                                        ====       ====

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996


NOTE E - INCOME TAXES  (CONTINUED)

[5]   Internal Revenue examination:

      The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for the years 1985 through 1989. The IRS has proposed certain adjustments to the returns for possible additional income tax due in the amount of approximately $1,909,000 (exclusive of interest and penalties.) The Company does not agree with the proposed adjustments and has engaged tax counsel to protest them.


NOTE F - INCENTIVE COMPENSATION PLAN

The Company has reserved an aggregate of 750,000 shares of its common stock for issuance to officers and other key employees in the form of incentive or nonqualified stock options, stock appreciation rights, or restricted stock awards pursuant to its 1990 Incentive Compensation Plan (the "Plan"). Incentive stock options granted under the Plan must be exercisable at a price per share not less than 100% (110% in the case of a 10% stockholder) of the fair market value of the Company's common stock on the date of grant. Options cannot be exercised after ten years (five years in the case of a 10% stockholder) from the date of grant. Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. During 1992, options to purchase
150,000 shares were granted at an exercise price of $.5625 per share. In 1996, 50,000 options were cancelled. There are 100,000 outstanding options to purchase common stock at December 31, 1997, all of which are exercisable.


NOTE G - COMMITMENTS

[1] The Company occupies office space under a lease expiring on February 28, 2006. Rental expense for such lease was $151,200 and $153,700 for the years ended December 31, 1997 and 1996, respectively.

      Minimum future annual rental payments are as follows:

                1998                                         $   127,900
                1999                                             127,900
                2000                                             127,900
                2001                                             127,900
                2002                                             127,900
                Thereafter                                       404,800
                                                             -----------
                                                             $ 1,044,300
                                                             ===========

[2]   The Company has a Retirement  Savings Plan for its employees,  pursuant to
      Section 401(k) of the Internal Revenue Code. The Company, at its discretion, may match 25% of contributions. Employee contributions to the Plan and the Company's matching contributions vest immediately. The Company's contribution to the Plan in 1997 and 1996 applicable to continuing operations was approximately $9,000 and $5,500, respectively.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996


NOTE H - LITIGATION

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

      In October 1995, the United States Tax Court determined that interest earned on the Ironwood Bonds and the Whitewater Bonds was not tax-exempt. The United States Court of Appeals for the Ninth Circuit subsequently affirmed the decision and the United States Supreme Court declined to review the case.

      In late 1997 and early 1998, the parties to the case signed a stipulation agreeing to dismiss the action and all cross-actions without prejudice and to toll the applicable statutes of limitation for a period of three years from the date of the dismissal. The stipulation is currently awaiting action by the Court.

      The Company believes that the action is without merit and is vigorously defending its position. The ultimate resolution of this action is not presently determinable.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE H - LITIGATION  (CONTINUED)

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

      Matthews & Wright, Inc. (a subsidiary of the Company) entered into a stipulation with plaintiffs to stay all proceedings without prejudice pending the outcome of the appeal to the United States Court of Appeals for the Ninth Circuit in Harbor Bancorp.

      After the Ninth Circuit affirmed the judgment of the Tax Court in Harbor Bancorp, that interest earned on the Bonds was not tax exempt, the FDIC, as receiver for first RepublicBank Houston, formerly known as InterFirst Bank Houston, intervened and removed the case to the United States District Court for the Central District of California. The FDIC subsequently moved to transfer venue of the case to the United States District Court for the Southern District of Texas. It appears that the claims against the FDIC as receiver have been transferred, and the claims against all other parties remain pending in federal district court in California.

      The Company plans to defend vigorously against all of the plaintiffs' allegations involving it. The ultimate resolution of this action is not presently determinable.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE I - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

As a result of the sale in 1997 of its mortgage banking subsidiary (Note K), the Company operates in one segment-merchant banking.


NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      In the normal course of business, the Company is a party to derivative financial instruments which have off-balance-sheet risk. The Company's risk of accounting loss due to the credit risks and market risks associated with these off-balance-sheet instruments varies with the type of financial instrument. Credit risk represents the possibility of a loss occurring from the failure of another party to perform in accordance with the terms of a contract. Market risk represents the possibility that future changes in market prices may make a financial instrument more or less valuable.

      As part of its investment and risk management strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of future contracts in treasury and municipal securities.

      All positions are reported at fair value, and changes in fair value are reflected in operations as they occur.

      At December 31, 1997, no derivative financial instruments were held or issued by the Company and the average fair value of such instruments held or issued during the year was not material.

      The Company realized a net loss on derivatives sold during 1997 of approximately $239,000 versus a gain of approximately $428,000 in 1996. Such amounts are included in investment income (loss) on the accompanying statements of operations.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1997 and 1996

NOTE K - SALE OF MORTGAGE BANKING SUBSIDIARY

During 1997, the Company sold its wholly owned subsidiary, Citizens Mortgage Service Company ("Citizens"), to IMN Financial Corp. for approximately $375,000. The Company recorded a loss from this transaction of approximately $231,000. The Company has received approximately $111,000 from the purchaser and has a receivable at December 31, 1997 of approximately $264,000 which is past due.

Condensed results of operations of Citizens, which are reflected as discontinued operations in the accompanying financial statements, are presented below:

                                                        Year Ended
                                                       December 31,
                                              ---------------------------------
                                                  1997                   1996
                                              -----------           -----------
Revenues ...........................          $ 1,106,519           $ 2,136,580
Expenses ...........................           (1,861,928)           (3,714,430)
                                              -----------           -----------

Loss from operations ...............          $  (755,409)          $(1,577,850)
                                              ===========           ===========


                          BLOWING ROCK OUTLET PARTNERS

                      FINANCIAL STATEMENTS AND AUDIT REPORT

                                December 31, 1997

                          BLOWING ROCK OUTLET PARTNERS
                                    CONTENTS





REPORT OF INDEPENDENT ACCOUNTANTS

BALANCE SHEET

STATEMENTS OF INCOME AND VENTURERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                  (letterhead of Joseph Decosimo and Company)


              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

Private Companies Practice Section          Member AICPA Division for CPA Firms
                              SEC Practice Section



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Co-Venturers
Blowing Rock Outlet Partners
Nashville, Tennessee

We have audited the accompanying balance sheet of Blowing Rock Outlet Partners (a joint venture) as of December 31, 1997, and the related statements of income and venturers' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blowing Rock Outlet Partners as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.






/s/Joseph Decosimo and Company, LLP
-----------------------------------
Joseph Decosimo and Companh, LLP


Chattanooga, Tennessee
January 20, 1998

                          BLOWING ROCK OUTLET PARTNERS
                                  BALANCE SHEET
                                December 31, 1997







          ASSETS
Cash and Cash Equivalents ...................................           $528,529
Receivables, net of allowance for
  uncollectible accounts of $52,535 .........................             37,946
                                                                        --------

TOTAL ASSETS ................................................           $566,475
                                                                        ========


          LIABILITIES AND VENTURERS' EQUITY

LIABILITIES
  Accounts Payable and Deferred Revenue .....................           $  6,190
  State Income Taxes Payable ................................            397,787
                                                                        --------

          Total Liabilities .................................            403,977

VENTURERS' EQUITY ...........................................            162,498
                                                                        --------

TOTAL LIABILITIES AND VENTURERS' EQUITY .....................           $566,475
                                                                        ========


The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                   STATEMENTS OF INCOME AND VENTURERS' EQUITY
                     Years Ended December 31, 1997 and 1996



                                                      1997              1996
                                                  -----------       -----------
REVENUES
  Rental Revenue ...........................      $ 1,030,002       $ 1,365,476
                                                  -----------       -----------

EXPENSES
  Management Fees ..........................           50,042            68,274
  Leasing Commissions ......................           20,278            21,869
  Professional Services ....................            9,746            11,298
  Common Area Maintenance, net of
    recoveries from tenants ................           10,318            18,215
  Landlord Repairs .........................              834             5,815
  Bad Debt Expense .........................           45,370             7,165
  Other ....................................           15,913              --
                                                  -----------       -----------
                                                      152,501           132,636
                                                  -----------       -----------

INCOME FROM OPERATIONS .....................          877,501         1,232,840
                                                  -----------       -----------

OTHER INCOME (EXPENSE)
  Interest Income ..........................           14,171             7,488
  Interest Expense .........................         (421,768)         (556,815)
  Depreciation .............................         (151,985)         (199,695)
  Amortization .............................          (27,598)          (36,797)
  Gain on Sale of Assets ...................        5,146,075              --
  State Income Tax .........................         (398,454)          (33,877)
  Real Estate Taxes, net of recoveries
    from tenants ...........................             --              (2,712)
                                                  -----------       -----------
                                                    4,160,441          (822,408)
                                                  -----------       -----------

NET INCOME .................................        5,037,942           410,432

VENTURERS' DEFICIT -
  beginning of year ........................         (758,777)         (764,209)

  Distributions ............................       (4,116,667)         (405,000)
                                                  -----------       -----------

VENTURERS' EQUITY (DEFICIT) -
  end of year ..............................      $   162,498       $  (758,777)
                                                  ===========       ===========

The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996




                                                     1997                1996
                                                 -----------        -----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES
  Net Income .............................       $ 5,037,942        $   410,432
  Adjustments to Reconcile Net
    Income to Net Cash Provided by
    Operating Activities -
    Depreciation and Amortization ........           179,583            236,492
    Bad Debt Expense .....................            45,370              7,165
    Gain on Sale of Assets ...............        (5,146,075)              --
    Changes in Operating Assets and
      Liabilities -
      Decrease (Increase) in -
        Receivables ......................           (68,619)           (20,207)
        Prepaid Expenses .................           104,668            (33,566)
        Deferred Leasing Fees ............           (59,645)           (15,722)
      Increase (Decrease) in -
        Accounts Payable and Deferred
          Revenue ........................            (3,112)           (21,647)
        Tenant Deposits ..................            52,017              8,012
        Due to Related Parties ...........           (43,930)             4,188
        State Income Taxes Payable .......           363,910              2,812
                                                 -----------        -----------

       Net Cash Provided by Operating
         Activities ......................           462,109            577,959
                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ...................              --              (71,975)
  Proceeds from Sale of Assets ...........         4,194,291               --
                                                 -----------        -----------

       Net Cash Provided (Used) by
         Investing Activities ............         4,194,291            (71,975)
                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of Notes Payable .............           (57,029)           (79,486)
  Distributions to Venturers .............        (4,116,667)          (405,000)
                                                 -----------        -----------

       Net Cash Used by Financing
         Activities ......................        (4,173,696)          (484,486)
                                                 -----------        -----------

The accompanying notes are an integral part of the financial statements.

                          BLOWING ROCK OUTLET PARTNERS
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996



                                                        1997              1996
                                                    ----------        ----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS ..............................        $  482,704        $   21,498

CASH AND CASH EQUIVALENTS -
    beginning of year ......................            45,825            24,327
                                                    ----------        ----------

CASH AND CASH EQUIVALENTS -
    end of year ............................        $  528,529        $   45,825
                                                    ==========        ==========


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Cash Paid During the Year for -
    Interest ...............................        $  421,768        $  556,815
    Income Taxes ...........................        $   34,544        $   31,064


SUPPLEMENTAL DISCLOSURE OF
  NONCASH FINANCING AND INVESTING
  ACTIVITIES
  Repayment of Note Payable
    at Closing of Sale of Assets ...........        $6,364,526        $     --



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

CASH EQUIVALENTS - The venture considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The venture maintains cash and cash equivalent accounts at various financial institutions which may at times exceed federally insured amounts and which may at times exceed balance sheet amounts due to outstanding checks.

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


SALE OF PROPERTY

Effective September 30, 1997, the joint venture sold the outlet mall operated as Shoppes on the Parkway for $11,160,000. Net proceeds from the sale, except for amounts withheld to pay anticipated state taxes, were distributed to the venturers during October, 1997. The joint venture plans to distribute any remaining assets to the venturers during 1998 and cease operations.


RELATED PARTY TRANSACTIONS

Effective April 1, 1995, CS Partners (CSP) began managing the rental property for 5% of total rents collected. CSP is an affiliate of CSMC, one of the venturers. Prior to such time, CSMC managed the rental property for 5% of total rents collected. Management fees paid totaled $50,042 for 1997 and $68,274 for 1996.

CSP also assumed leasing agent responsibilities on April 1, 1995. The joint venture pays CSP an initial fee of 12.5% of the total base rental dollars accruing for the first year of new leases and 3% of the base and percentage rents each year thereafter for the term of said lease. In addition, the venture pays a 2% commission on any leases which are renewed. Prior to April 1, 1995, a different affiliate of CSMC acted as leasing agent for the same commission arrangement as outlined above. Leasing commissions paid totaled $79,933 for 1997 and $37,590 for 1996.

                          BLOWING ROCK OUTLET PARTNERS
                          NOTES TO FINANCIAL STATEMENTS



LEASES

The joint venture receives rents from tenants under noncancelable operating leases typically with five year lease terms. Virtually all tenants pay a minimum guaranteed rental based on square footage and a percentage rental based on a percentage of gross sales over a certain sales level per year. Percentage rents totaled $79,214 for 1997 and $88,282 for 1996.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

                           NAGS HEAD OUTLET PARTNERS,

                         A NORTH CAROLINA JOINT VENTURE

                      FINANCIAL STATEMENTS AND AUDIT REPORT

                                December 31, 1997

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                                    CONTENTS






REPORT OF INDEPENDENT ACCOUNTANTS

BALANCE SHEET

STATEMENTS OF INCOME AND VENTURERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                  (letterhead of Joseph Decosimo and Company)



              A TENNESSEE REGISTERED LIMITED LIABILITY PARTNERSHIP

Private Companies Practice Section          Member AICPA Division for CPA Firms
                              SEC Practice Section



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Co-Venturers
Nags Head Outlet Partners,
  a North Carolina Joint Venture
Nags Head, North Carolina

We have audited the accompanying balance sheet of Nags Head Outlet Partners, a North Carolina Joint Venture as of December 31, 1997, and the related statements of income and venturers' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nags Head Outlet Partners, a North Carolina Joint Venture as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.





/s/Joseph Decosimo and Company, LLP
-----------------------------------
Joseph Decosimo and Companh, LLP




Chattanooga, Tennessee
January 20, 1998

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                                  BALANCE SHEET
                                December 31, 1997





          ASSETS
Cash and Cash Equivalents ...................................           $321,153
Receivables, net ............................................             54,784
                                                                        --------

TOTAL ASSETS ................................................           $375,937
                                                                        ========


          LIABILITIES AND VENTURERS' EQUITY

LIABILITIES
  Accounts Payable and Deferred Revenue .....................           $    488
  Tenant Deposits ...........................................              1,147
  Due to Related Parties ....................................                416
  State Income Taxes Payable ................................            174,160
                                                                        --------

          Total Liabilities .................................            176,211

VENTURERS' EQUITY ...........................................            199,726

TOTAL LIABILITIES AND VENTURERS' EQUITY .....................           $375,937
                                                                        ========


The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                   STATEMENTS  OF  INCOME  AND  VENTURERS'  EQUITY  Years  Ended
                     December 31, 1997 and 1996




                                                   1997                  1996

REVENUES
  Rental Revenue .........................       $   758,106        $   968,530
                                                 -----------        -----------

EXPENSES
  Management Fees ........................            38,067             48,427
  Leasing Commissions ....................            17,092             14,392
  Professional Services ..................            15,231             18,652
  Common Area Maintenance, net of
    recoveries from tenant ...............            (2,355)               949
  Landlord Repairs .......................               208             12,427
  Tenant Improvements ....................              --                2,248
  Other ..................................             3,716              4,673
                                                 -----------        -----------
                                                      71,959            101,768
                                                 -----------        -----------

INCOME FROM OPERATIONS ...................           686,147            866,762
                                                 -----------        -----------

OTHER INCOME (EXPENSE)
  Interest Income ........................            10,540              6,258
  Interest Expense .......................          (303,689)          (359,794)
  Depreciation ...........................          (196,953)          (277,934)
  Amortization ...........................           (42,860)           (30,500)
  Gain on Sale of Assets .................         2,456,781               --
  State Income Tax .......................          (174,516)           (22,398)
                                                 -----------        -----------
                                                   1,749,303           (684,368)
                                                 -----------        -----------

NET INCOME ...............................         2,435,450            182,394

VENTURERS' EQUITY - beginning of year ....         2,057,293          1,904,899

    Distributions ........................        (4,293,017)           (30,000)
                                                 -----------        -----------

VENTURERS' EQUITY - end of year ..........       $   199,726        $ 2,057,293
                                                 ===========        ===========

The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996




                                                           1997             1996
                                                      -----------      -----------
RECONCILIATION OF NET INCOME TO
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES
  Net Income ....................................     $ 2,435,450      $   182,394
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities -
    Depreciation and Amortization ...............         239,813          308,434
    Gain on Sale of Assets ......................      (2,456,781)            --
    Changes in Operating Assets and Liabilities -
      Decrease (Increase) in -
        Receivables .............................         (54,625)           8,654
        Prepaid Expenses ........................          22,897          (38,036)
        Deferred Leasing Fees ...................         (48,162)          (4,702)
      Increase (Decrease) in -
        Accounts Payable and Deferred Revenue ...          (8,387)          (2,621)
        Accrued Interest ........................         (16,128)          (1,155)
        Tenant Deposits .........................          18,627           (8,695)
        Due to Related Parties ..................          (3,580)              82
        State Income Taxes Payable ..............         152,081            5,321
                                                      -----------      -----------

       Net Cash Provided by Operating Activities          281,205          449,676
                                                      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital Expenditures ..........................            --             (6,595)
  Proceeds from Sale of Assets ..................       2,876,556             --
                                                      -----------      -----------

       Net Cash Provided (Used) by
         Investing Activities ...................       2,876,556           (6,595)
                                                      -----------      -----------

The accompanying notes are an integral part of the financial statements.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1997 and 1996




                                                        1997            1996
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan Proceeds ..............................     $    32,980      $      --
  Repayment of Note Payable ..................        (121,209)        (287,739)
  Distributions to Venturers .................      (2,873,017)         (30,000)
  Loan Fees Paid .............................         (30,497)            --
                                                   -----------      -----------

       Net Cash Used by Financing Activities .      (2,991,743)        (317,739)
                                                   -----------      -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS ...........................         166,018          125,342

CASH AND CASH EQUIVALENTS - beginning of
  year .......................................         155,135           29,793
                                                   -----------      -----------

CASH AND CASH EQUIVALENTS - end of year ......     $   321,153      $   155,135
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION
  Cash Paid During the Year for -
    Interest .................................     $   320,019      $   360,949
    Income Taxes .............................     $    22,435      $    17,077


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING
  ACTIVITIES
  Distributions Made through Issuance
    of Long-Term Debt ........................     $ 1,420,000      $      --
  Repayment of Note at Closing on
    Sale of Property .........................     $ 5,349,781      $      --

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


SALE OF PROPERTY

Effective September 30, 1997, the joint venture sold the outlet mall operated as Soundings Factory Stores for $8,340,000. Net proceeds from the sale, except for amounts withheld to pay anticipated state taxes, were distributed to the venturers during October, 1997. The joint venture plans to distribute any remaining assets to the venturers during 1998 and cease operations.


RELATED PARTY TRANSACTIONS

Effective April 1, 1995, CS Partners (CSP) began managing the rental property for 5% of total rents collected. CSP is an affiliate of CSCC, one of the venturers. Prior to such time, a different affiliate of CSCC managed the rental property for 5% of total rents collected. Management fees paid totaled $38,067 for 1997 and $48,427 for 1996.

CSP also assumed leasing agent responsibilities on April 1, 1995. The joint venture pays CSP an initial fee of 12.5% of the total base rental dollars accruing for the first year of new leases and 3% of the base and percentage rents each year thereafter for the term of said lease. In addition, the venture pays a 2% commission on any leases which are renewed. Prior to April 1, 1995, a different affiliate of CSCC acted as leasing agent for the same commission arrangement as outlined above. Leasing commissions paid totaled $65,087 for 1997 and $19,094 for 1996.

                           NAGS HEAD OUTLET PARTNERS,
                         A NORTH CAROLINA JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS



LEASES

The joint venture receives rents from tenants under noncancelable operating leases typically with five year lease terms. Virtually all tenants pay a minimum guaranteed rental based on square footage and a percentage rental based on a percentage of gross sales over a certain sales level per year. Percentage rents totaled $45,211 for 1997 and $31,823 for 1996.


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

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The information required to be furnished pursuant to this item is set forth under the caption "Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1997, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 10. Executive Compensation.

                  The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1997, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  The information required to be furnished pursuant to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1997, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

                  The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1997, the period covered by this Form 10-KSB, and is incorporated herein by reference.

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

                  10.1 40l(k) Savings Plan of the Company as amended and restated as of January 1, 1993. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.)

                  10.2 Lease of the Company's executive offices, dated February 29, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

                  10.3 Helmstar Group, Inc. 1990 Incentive Compensation Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                  10.4 Amendment to the Helmstar Group, Inc. 1990 Incentive Compensation Plan. (Incorporated by
                              reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

                  10.5 Sale of Citizens Mortgage Service Company to IMN Financial Corp, dated September 5, 1997 (Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 19, 1997.)

                  10.6        Indenture  of  Trust  between   Movieplex   Realty
                              Leasing, L.L.C. and First Union National Bank, as Trustee, dated November 1, 1997.1

                  10.7        Form of Bond.1

                  10.8 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997.1

                  10.9 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent.1

                  10.10       Form of Letter of Credit.1

                  10.11 Form of Bond Purchase Agreement between Movieplex Realty Leasing, L.L.C. and {the Purchaser], dated November 20, 1997.1

                  10.12 Agency and Development Agreement between Movieplex Realty Leasing, L.L.C. and Carmike Cinemas, Inc., dated November 20, 1997.1


                  22.0        Subsidiaries of the Registrant.


                  (b)          Reports filed on Form 8-K

                               On October 10, 1997, the Registrant filed a Form 8-K to report that the partnerships in which the Company was a partner sold Blowing Rock Outlet Center and Nags Head Outlet Center to Tanger Factory Outlet Centers, Inc.


1  To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1998.


Helmstar Group, Inc.


/s/George W. Benoit
   -------------------------------------------
    George W. Benoit, Chairman of the Board
                  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March, 1998.


         Signature                         Title
         ---------                         -----


George W. Benoit          Chairman of the Board, President,
(George W. Benoit)        Chief Executive Officer


Roger J. Burns            Director, First Vice President,
(Roger J. Burns)          Chief Financial Officer, Secretary


Joseph G. Anastasi        Director
(Joseph G. Anastasi)


Charles W. Currie         Director
(Charles W. Currie)


James J. Murtha           Director
(James J. Murtha)


David W. Dube             Director
(David W. Dube)