Form 10KSB/A
period 1997-12-31
HELMSTAR GROUP INC
filed 1998-04-08
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                  FORM 10-KSB/A


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997


                          Commission File Number 1-9224


                              HELMSTAR GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               13-2689850
--------------------------------------------------------------------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


    2 World Trade Center, Suite 2112, New York, New York         10048
    ----------------------------------------------------         -----
      (Address of principal executive offices)                (Zip Code)

              Issuer's telephone number                     (212) 775-0400

              Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common, par value $.10 per share               AMERICAN STOCK EXCHANGE

              Securities registered under Section 12(g) of the Exchange Act:


                                      None
                                (Title of class)

         The Issuer hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 1997 to amend in its entirety Item 13.

Item 13. Exhibits, List and Reports on Form 8-K.

                  (a)      Exhibits

Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are hereby incorporated by reference.

3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989, September 14, 1990 and December 2, 1991. Certificate of change of location of registered office and of registered agent filed on May 7, 1992.

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

10.6 Indenture of Trust between Movieplex Realty Leasing, L.L.C. and First Union National Bank, as Trustee, dated November 1, 1997.

10.7 Form of Bond.

10.8 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997. 1

10.9 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent.1

10.10 Form of Letter of Credit.


------------------
1 Portions of this exhibit have been deleted per the Registrant's request for confidential treatment and filed separately with the Commission pursuant to Rule 24b-2.

10.11 Form of Bond Purchase Agreement between Movieplex Realty Leasing, L.L.C. and {the Purchaser], dated November 20, 1997.

10.12 Agency and Development Agreement between Movieplex Realty Leasing, L.L.C. and Carmike Cinemas, Inc., dated November 20, 1997.

22.0 Subsidiaries of the Registrant.


(b)      Reports filed on Form 8-K

On October 10, 1997, the Registrant filed a Form 8-K to report that the partnerships in which the Company was a partner sold Blowing Rock Outlet Center and Nags Head Outlet Center to Tanger Factory Outlet Centers, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly authorized and caused the undersigned to sign this Report on the Registrant's behalf.

                                    HELMSTAR GROUP, INC.


                                    By:  /s/ George W. Benoit
                                         --------------------
                                         George W. Benoit, Chairman of the Board
                                         and Chief Executive Officer


Dated:  April 8, 1998

                                Index to Exhibits


Exhibit No.

3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989,
            September 14, 1990 and December 2, 1991. Certificate of change of location of registered office and of registered agent filed on May 7, 1992.

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

10.6 Indenture of Trust between Movieplex Realty Leasing, L.L.C. and First Union National Bank, as Trustee, dated November 1, 1997.

10.7        Form of Bond.

10.8 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997. 1

10.9 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent.1

10.10       Form of Letter of Credit.

10.11 Form of Bond Purchase Agreement between Movieplex Realty Leasing, L.L.C. and [the Purchaser], dated November 20, 1997.

10.12 Agency and Development Agreement between Movieplex Realty Leasing, L.L.C. and Carmike Cinemas, Inc., dated November 20, 1997.

22.0        Subsidiaries of the Registrant.







--------
1 Portions of this exhibit have been deleted per the Registrant's request for confidential treatment and filed separately with the Commission pursuant to Rule 24b-2.