Form 10QSB
period 1998-03-31
HELMSTAR GROUP INC
filed 1998-05-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

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

Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at April 30, 1998
           -----                             -----------------------------

Common stock - par value $.10                       5,516,373 shares
-----------------------------                       ----------------

                                     PART I

                              FINANCIAL INFORMATION


Item l.  Financial Statements.

         The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,            December 31,
                                                   1998                  1997
                                               ------------           ------------
                                               (Unaudited)
               ASSETS
Cash and cash equivalents ...........          $    720,373           $    802,352
Short term investments - restricted .            70,430,232             71,174,934
Marketable securities ...............             7,023,591              7,234,862
Joint ventures ......................               191,546                185,864
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $248,822 in
    1998 and $242,565 in 1997 .......                99,871                106,128
Deferred financing costs, less
    accumulated amortization of
    $35,415 in 1998 and
    $11,000 in 1997 .................             1,721,125              1,663,209
Other assets ........................               798,240                651,403
                                               ------------           ------------

         TOTAL ......................          $ 80,984,978           $ 81,818,752
                                               ============           ============

         LIABILITIES

Bonds payable .......................          $ 72,750,000           $ 72,750,000
Accrued expenses and other
    liabilities .....................             1,069,614              1,509,201
Income taxes payable ................               108,450                 59,737
                                               ------------           ------------

         Total liabilities ..........            73,928,064             74,318,938
                                               ------------           ------------

Due to Preferred Member .............               750,000                750,000
                                               ============           ============

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 March 31,            December 31,
                                                   1998                  1997
                                               ------------           ------------
                                               (Unaudited)
             STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares
    in 1998 and 1997 ................               674,960                674,960
Paid-in surplus .....................            14,984,510             14,984,510
(Deficit) ...........................            (6,423,958)            (5,981,058)
                                               ------------           ------------

         Total ......................             9,235,512              9,678,412

Less treasury stock, at cost -
    1,233,227 shares in 1998 and 1997            (2,928,598)            (2,928,598)
                                               ------------           ------------

         Total stockholders' equity .             6,306,914              6,749,814
                                               ------------           ------------

         TOTAL ......................          $ 80,984,978           $ 81,818,752
                                               ============           ============

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------        -----------
                                                                     (Restated)
Revenues:
    Profit from joint ventures ...........       $    68,682        $   186,918
    Financial consulting fees ............                               90,000
    Interest income ......................         1,061,684             28,560
    Investment income ....................           117,228            544,564
                                                 -----------        -----------
         Total revenues ..................         1,247,594            850,042
                                                 -----------        -----------
Expenses:
    Compensation and related costs .......           284,269            329,620
    Occupancy cost .......................            40,175             41,601
    General and administrative ...........            96,745             97,818
    Professional fees ....................            38,027             15,020
    Interest .............................         1,185,333
                                                 -----------        -----------
         Total expenses ..................         1,644,549            484,059
                                                 -----------        -----------
(Loss) income from continuing
    operations before taxes ..............          (396,955)           365,983
Provision for income taxes ...............            45,945              9,780
                                                 -----------        -----------
(Loss) income from
    continuing operations ................       $  (442,900)       $   356,203
Loss from operations of
    discontinued subsidiary ..............                             (315,929)
                                                 -----------        -----------
NET (LOSS) INCOME ........................       $  (442,900)       $    40,274
                                                 -----------        -----------
Per common share - basic and diluted:
(Loss) income from
    continuing operations ................       $      (.08)       $       .06
(Loss) from discontinued operations ......                                 (.06)
                                                 -----------        -----------
Net (loss) ...............................       $      (.08)       $       .00
                                                 ===========        ===========
Weighted average number of
    common shares outstanding -
    basic and diluted ....................         5,516,373          5,559,707

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

  The three month period for 1997 has been restated to reflect the results of a Company's subsidiary as a discontinued operation.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                        March 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              -----------      -----------
                                                                                (Restated)
Cash flows from operating activities:
  Net (loss) income .....................................     $  (442,900)     $    40,274
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
    Depreciation and amortization .......................           6,257            6,257
    Unrealized (gain) from marketable securities ........         (68,682)        (186,918)
    Changes in operating assets and liabilities:
     Proceeds from the sale of short term
      investments - net .................................         744,702             --
     Proceeds from the sale of marketable
      securities - net ..................................         211,271             --
     (Increase) decrease in other assets ................        (122,423)         208,448
     (Decrease) increase in accrued expenses ............        (390,875)         196,741
     Decrease in assets & liabilities of
      disposed subsidiary ...............................            --          1,420,929
                                                              -----------      -----------
Net cash (used in) provided by operating activities .....         (62,650)       1,685,731
                                                              -----------      -----------
Cash flows from investing activities:
  Purchase of investment securities .....................            --         (3,364,621)
  Distributions from joint ventures and other investments          63,000             --
  Increase in deferred financing costs ..................         (82,329)
  Purchase of fixed assets ..............................                          (28,669)
                                                              -----------      -----------
Net cash (used in) investing activities .................         (19,329)      (3,393,290)
                                                              -----------      -----------
Cash flows from financing activities:
  Proceeds of short-term borrowings - net: ..............            --          1,956,449
  Purchase of treasury stock ............................            --             (3,943)
                                                              -----------      -----------
Net cash provided by financing activities ...............            --          1,952,506
                                                              -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....         (81,979)         244,947
Cash and cash equivalents at beginning of period ........         802,352          165,858
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............     $   720,373      $   410,805
                                                              ===========      ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest ............................................     $   791,255             --
    Taxes ...............................................          31,318      $       688

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

l.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 1997, which was filed with the Securities and Exchange Commission.

2.       INCOME (LOSS) PER SHARE

         Basic income (loss) per share is based on the weighted average number of common shares outstanding. Stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

3.       LITIGATION

         The Company is a defendant in various lawsuits. The ultimate outcome of the lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined.

         There were no significant changes in the status of litigation during the three months ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Statements of Operations for the prior period has been restated to reflect the results of the Company's subsidary, Citizens Mortgage Service Company, as a discontinued operation.

      A. Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997

         Total revenues increased to $1,247,594 for the three months ended March 31, 1998 from $850,042 for the three months ended March 31, 1997.

         Profit from joint ventures decreased to $68,682 for the three months ended March 31, 1998 from $186,918 for the three months ended March 31, 1997, primarily as a result of the sale of the outlet shopping malls during the fourth quarter of 1997 by two partnerships in which the Company has a majority financial interest. The income for the current quarter represents percentage rents collected during the period, but attributable to a prior period per the terms of the sales contract.

         Financial consulting fees were nil for the three months ended March 31, 1998 compared to $90,000 for the three months ended March 31, 1997. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1998.

         Interest income increased to $1,061,684 for the three months ended March 31, 1998 from $28,560 for the three months ended March 31, 1997, primarily due to interest earned during the development period on the net proceeds from the $72,750,000 bond offering made by the Company for the purpose of obtaining land and constructing Theaters, and on the securities held in the cash management and investing activities of the Company.

         Investment income decreased to $117,228 for the three months ended March 31, 1998 compared to $544,564 for the three months ended March 31, 1997. This category principally consists of net income or loss from cash management and investing in futures, puts, calls, equities, municipal securities, and other securities activities.

         Total expenses increased to $1,644,549 for the three months ended March 31, 1998 from $484,059 for the three months ended March 31, 1997, primarily due to interest paid on the $72,750,000 bond offering made by the Company.

         Compensation and related costs decreased to $284,269 for the three months ended March 31, 1998 from $329,620 for the three months ended March 31, 1997, primarily due to discretionary bonuses paid in the first quarter of 1997.

         Occupancy costs decreased to $40,175 for the three months ended March 31, 1998 from $41,601 for the three months ended March 31, 1997.

         General and administrative expenses decreased to $96,745 for the three months ended March 31, 1998 from $97,818 for the three months ended March 31, 1997.

         Professional fees increased to $38,027 for the three months ended March 31, 1998 from $15,020 for the three months ended March 31, 1997. The increase is due in large part to increased legal expenses incurred for the quarter ended March 31, 1998.

         Interest expense increased to $1,185,333 for the three months ended March 31, 1998 from nil for the three months ended March 31, 1997, due to interest paid on the $72,750,000 bond offering made by the Company for the purpose of obtaining land and constructing Theaters.

         On a pre-tax basis, from continuing operations the Company had a loss of $396,955 for the three months ended March 31, 1998 compared with a profit of $365,983 for the three months ended March 31, 1997. Provision for income taxes for the three months ended March 31, 1998 increased to $45,945 compared to $9,780 for the three months ended March 31, 1997. The current provision consists solely of state and local taxes for the current period and an adjustment for the prior period. For Federal income tax purposes, as of December 31, 1997, the Company had net operating loss carryforwards of approximately $7,300,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011. The Company has a net capital loss carryforward of approximately $3,400,000 which will expire in 2002.

         The first quarter 1997 operating loss for Citizens was $315,929 and is recorded as "Loss from Discontinued Operations."

         The Company's net loss for the three months ended March 31, 1998 was $442,900 compared with a net profit of $40,274 for the three months ended March 31, 1997. For the three months ended March 31, 1998, net loss from continuing operations was $.08 per share. For the three months ended March 31, 1997, net income from continuing operations was $.06 per share decreased by a net loss from discontinued operations of $.06 per share, resulting in no income or loss per share. The Company adopted Statements of Financial Accounting Standards No. 128 in 1997 and has retroactively applied the effects thereof to the quarter ended March 31, 1997. Statement No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The number of shares used in the computations were 5,516,373 for the three months ended March 31, 1998 and 5,559,707 for the three months ended March 31, 1997.

     B.  Liquidity and Capital Resources

         Management of the Company believes that funds generated from operations, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. Currently, the Company's assets consist primarily of cash and investments which are readily convertible into cash.

         The Company invests excess funds in liquid, short-term financial instruments in order to maximize its current cash return with minimum interest rate risk, while preserving the ability to move quickly in funding attractive merchant banking ventures. Such investments include U.S. Government and municipal obligations, futures contracts and money market funds.

         Additionally, on November 20, 1997, the Company issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were issued to finance 97% of the cost of the Company's Real Estate Development Program. The 3% balance, $2,250,000, is being provided as a capital contribution from Preferred Members (shareholders) of the Company's Lessor subsidiary, Movieplex Realty Leasing, L.L.C. $772,500 of this capital was contributed during the fourth quarter of 1997.

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

         All debt service on the Bonds, while bank letters of credit are effectively in force, is paid directly from draws on those LOCs. The banks are then reimbursed by the Lessor. Fees and the Preferred return are due from the Lessor directly. During the period from November 1997 through November 1999, all reimbursements to the banks and bank fees will be paid from Bond proceeds. Thereafter, all reimbursements to the banks for debt service on the Bonds as well as fees and the preferred return to Preferred Members will be paid from the Rents which commence on December 1, 1999. In addition, the Rents will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis. Prior to the utilization of these proceeds to pay for the costs in connection with the construction of the Theaters, they will be invested in liquid short-term instruments.

         While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of March 31, 1998, except for the development of the Theaters with funds provided by the issuance of the Bonds.

         The Company is a defendant in various lawsuits. An unfavorable result in certain of these lawsuits could have a significant adverse effect upon the Company's liquidity and capital resources.

         Year 2000 Issue

         The Company does not anticipate that the cost of addressing the "Year 2000" issue will be material to its future operating results or financial condition.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: -- A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

              Exhibit 27 -- Financial Data Schedule - see below

         (b)  Reports on Form 8-K:

              -- The  Company  did not file any  reports  on Form 8-K during the three months ended March 31, 1998.

                                                SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HELMSTAR GROUP, INC.



                                        s/ George W. Benoit
                                        ----------------------------------------
Date: May 15, 1998                      George W. Benoit, Chairman of the
                                        Board of Directors, President,
                                        Chief Executive Officer




                                        s/ Roger J. Burns
                                        ----------------------------------------
Date: May 15, 1998                      Roger J. Burns, First Vice President,
                                        Chief Financial Officer