Form 10QSB
period 1998-06-30
HELMSTAR GROUP INC
filed 1998-08-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



         (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1998

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

                              Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at July 31, 1998
           -----                    ----------------------------

Common stock - par value $.10                5,513,373 shares

                                     PART I
                              FINANCIAL INFORMATION


Item l.  Financial Statements.

         The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997, which was filed with the Securities and Exchange Commission.

         The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                                     1998              1997
                                                ------------       ------------
                                                 (Unaudited)
         ASSETS

Cash and cash equivalents ................      $    761,788       $    802,352
Short term investments ...................        61,147,618         71,174,934
Marketable securities ....................         7,595,830          7,234,862
Joint ventures ...........................           118,411            185,864
Land .....................................         9,117,495
Construction in progress .................           136,058             11,000
Deferred financing costs, less
    accumulated amortization of
    $47,932 in 1998 and $11,000
    in 1997 ..............................         1,679,419          1,663,209
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $256,673 in
    1998 and $242,565 in 1997 ............           105,196            106,128
Other assets .............................           493,646            640,403
                                                ------------       ------------

         TOTAL ...........................      $ 81,155,461       $ 81,818,752
                                                ============       ============

         LIABILITIES

Bonds payable ............................      $ 72,750,000       $ 72,750,000
Accrued expenses and other
    liabilities ..........................         1,087,845          1,509,201
Income taxes payable .....................           103,965             59,737
                                                ------------       ------------

         Total liabilities ...............        73,941,810         74,318,938
                                                ------------       ------------

Due to preferred member ..................           750,000            750,000
                                                ------------       ------------

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   June 30,        December 31,
                                                     1998              1997
                                                ------------       ------------
                                                 (Unaudited)



             STOCKHOLDERS' EQUITY
Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares ........           674,960            674,960
Paid-in surplus ..........................        14,984,510         14,984,510
(Accumulated deficit) ....................        (6,264,891)        (5,981,058)
                                                ------------       ------------

         Total ...........................         9,394,579          9,678,412

Less treasury stock, at cost -
    1,236,227 shares in 1998 and
    1,233,227 shares in 1997 .............        (2,930,928)        (2,928,598)
                                                ------------       ------------

         Total stockholders' equity ......         6,463,651          6,749,814
                                                ------------       ------------

         TOTAL ...........................      $ 81,155,461       $ 81,818,752
                                                ============       ============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                  HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                Three Months Ended               Six Months Ended
                                                    June 30,                          June 30,
                                          ----------------------------      ----------------------------
                                               1998             1997            1998             1997
                                                            (Restated)                        (Restated)
Revenues:
    (Loss) profit from
     joint ventures .................     $   (59,155)     $   176,933      $     9,527      $   363,851
    Financial consulting fees .......                                                             90,000
    Interest income .................       1,067,469           76,450        2,129,152          105,010
    Investment income (loss) ........         796,274         (491,164)         913,503           53,400
                                          -----------      -----------      -----------      -----------

         Total revenues .............       1,804,588         (237,781)       3,052,182          612,261
                                          -----------      -----------      -----------      -----------

Expenses:
    Compensation and related costs ..         289,609          299,126          573,878          628,746
    Occupancy cost ..................          47,193           41,850           87,369           83,451
    General and administrative ......          85,353          138,255          182,098          236,073
    Professional fees ...............          90,000           74,177          128,027           89,197
    Interest ........................       1,155,373           69,619        2,340,706           69,619
                                          -----------      -----------      -----------      -----------

         Total Expenses .............       1,667,528          623,027        3,312,078        1,107,086
                                          -----------      -----------      -----------      -----------

Income (loss) from continuing
    operations before taxes .........         137,060         (860,808)        (259,896)        (494,825)

(Benefit) provision for
    income taxes ....................         (22,008)          (6,764)          23,937            3,016
                                          -----------      -----------      -----------      -----------

Income (loss) from
    continuing operations ...........         159,068         (854,044)        (283,833)        (497,841)

Loss from operations of
    discontinued subsidiary .........                         (286,928)               _         (602,857)
                                          -----------      -----------      -----------      -----------

NET INCOME (LOSS) ...................     $   159,068      $(1,140,972)     $  (283,833)     $(1,100,698)
                                          ===========      ===========      ===========      ===========

                                  HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                               (continued)


                                                Three Months Ended               Six Months Ended
                                                    June 30,                          June 30,
                                          ----------------------------      ----------------------------
                                               1998             1997            1998             1997
                                                            (Restated)                        (Restated)
Per common share - basic and diluted:

Income (loss) from
    continuing operations ...........     $       .03      $      (.16)     $      (.05)     $      (.09)
(Loss) from discontinued operations .               _             (.05)               _             (.11)
                                          -----------      -----------      -----------      -----------
Net income (loss) ...................     $       .03      $      (.21)     $      (.05)     $      (.20)
                                          ===========      ===========      ===========      ===========

Weighted average number of
    common shares outstanding - basic       5,514,373        5,516,373        5,515,376        5,525,542
Effect of dilutive employee
    stock options ...................          60,000
                                          -----------      -----------      -----------      -----------
Weighted average number of
    common shares - diluted
    income (loss) per share .........       5,554,373        5,516,373        5,515,376        5,525,542
                                          ===========      ===========      ===========      ===========

    See Notes to Condensed Consolidated Financial Statements (Unaudited).

The three and six month periods for 1997 have been restated to reflect the results of a Company's subsidiary as a discontinued operation.

                             HELMSTAR GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)


                                                                       Six Months Ended
                                                                            June 30,
                                                                 ----------------------------
                                                                   1998               1997
                                                                                  (Restated)
Cash flows from operating activities:
  Net income (loss) .....................................        $(283,833)      $(1,100,699)
  Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
    Depreciation and amortization .......................           14,106            24,065
    Unrealized (gain) from joint ventures
     and other investments ..............................           (9,527)         (363,851)
    Provision for loan reserve ..........................                             50,000
    Changes in operating assets and liabilities:
     Decrease in other assets ...........................          146,757           396,212
     (Purchase) of marketable securities - net ..........         (360,968)       (1,853,318)
     Increase (decrease) in accrued expenses ............         (377,128)          215,803
     Decrease in assets and liabilities of
      disposed subsidiary ...............................                          1,102,857
                                                              ------------      ------------

Net cash (used in) operating activities .................         (870,593)       (1,528,931)
                                                              ------------      ------------
Cash flows from investing activities:
  Sale of investment securities - net ...................       10,027,316
  Distributions from joint ventures and other investments           76,980         1,700,000
  Purchase of other investments .........................                            (35,000)
  Purchase of land ......................................       (9,117,495)
  Increase in construction in progress ..................         (125,058)
  Increase in deferred financing costs ..................          (16,210)
  Purchase of fixed assets ..............................          (13,174)          (41,398)
  Loan to debtor in possession ..........................                            (50,000)
                                                              ------------      ------------

Net cash provided by investing activities ...............          832,359         1,573,602
                                                              ------------      ------------
Cash flows from financing activities:
  Purchase of treasury stock ............................           (2,330)          (15,774)
                                                              ------------      ------------

Net cash (used in) financing activities .................           (2,330)          (15,774)
                                                              ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....          (40,564)           28,897
Cash and cash equivalents at beginning of period ........          802,352           165,858
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............     $    761,788      $    194,755
                                                              ============      ============

                             HELMSTAR GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                       Six Months Ended
                                                                            June 30,
                                                                 ----------------------------
                                                                   1998               1997
                                                                                  (Restated)
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest ............................................     $  1,968,698      $     69,619
    Taxes ...............................................           39,718               688

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

The six month period for 1997 has been restated to reflect the results of a Company's subsidiary as a discontinued operation.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



l.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the fiscal year ended December 3l, 1997, which was filed with the Securities and Exchange Commission (the "SEC"). With respect to interest incurred during the construction period, the Company capitalizes such cost ($77,126) for the six month period ended June 30, 1998.

2.       INCOME (LOSS) PER SHARE

         Income (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents based on the treasury stock method when dilutive.

3.       LITIGATION

         The Company is a defendant in various lawsuits. The ultimate outcome of the lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined. See Part II, Item 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           The Statements of Operations for the prior period has
                  been restated to reflect the results of the Company's subsidiary, Citizens Mortgage Service Company, as a discontinued operation.

                           During  the  quarter  ended June 30,  1998,  Helmstar
                  formed a new wholly-owned subsidiary. An internet website will be used to provide placement services for skilled technology specialists and project/term consulting services for corporations. The subsidiary will also provide information technology management consulting, special project management and corporate tax/outsourcing services.

                  A. Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

                           Total revenues  increased to $1,804,588 for the three
                  months ended June 30, 1998 from a negative $237,781 for the three months ended June 30, 1997.

                           Profit  from joint  ventures  decreased  to a loss of
                  $59,155 for the three months ended June 30, 1998 from a profit of $176,933 for the three months ended June 30, 1997, primarily as a result of the sale of the outlet shopping malls during the fourth quarter of 1997 by two partnerships in which the Company has a majority financial interest. The loss for the current quarter represents final adjustments per the terms of the sales contract and a provision for local taxes.

                           Financial  consulting  fees were nil for the both the
                  three months ended June 30, 1998 and the three months ended June 30, 1997. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1998.

                           Interest income increased to $1,067,469 for the three
                  months ended June 30, 1998 from $76,450 for the three months ended June 30, 1997, primarily due to interest earned on the net proceeds from the $72,750,000 bond offering, pending application of the proceeds for acquiring land and constructing multiplex movie theaters pursuant to its agreement with Carmike Cinemas, Inc., and on the securities held in the cash management and investing activities of the Company.

                           Investment income increased to $796,274 for the three
                  months ended June 30, 1998 compared to a loss of $491,164 for the three months ended June 30, 1997. This category principally consists of net income or loss from cash management and investing in futures, puts, calls, equities, municipal securities, and other securities activities.

                           Total expenses  increased to $1,667,528 for the three
                  months ended June 30, 1998 from $623,027 for the three months ended June 30, 1997, primarily due to interest paid on the net proceeds from the $72,750,000 bond offering made by the Company.

                           Compensation  and related costs decreased to $289,609
                  for the three months ended June 30, 1998 from $299,126 for the three months ended June 30, 1997.

                           Occupancy  costs  increased  to $47,193 for the three
                  months ended June 30, 1998 from $41,850 for the three months ended June 30, 1997.

                           General  and  administrative  expenses  decreased  to
                  $85,353 for the three months ended June 30, 1998 from $138,255 for the three months ended June 30, 1997, primarily due to a reserve for bad debt recorded in the quarter ended June 30, 1997.

                           Professional  fees increased to $90,000 for the three
                  months ended June 30, 1998 from $74,177 for the three months ended June 30, 1997. The increase is due in large part to increased legal expenses incurred for the quarter ended June 30, 1998.

                           Interest  expense  increased  to  $1,155,373  for the
                  three months ended June 30, 1998 from $69,619 for the three months ended June 30, 1997, due to interest paid on the net proceeds of the $72,750,000 bond offering made by the Company.

                           On a pre-tax basis,  from  continuing  operations the
                  Company had income of $137,060 for the three months ended June 30, 1998 compared with a loss of $860,808 for the three months ended June 30, 1997. Provision for income taxes for the three months ended June 30, 1998 increased to a benefit of $22,008 compared to a benefit of $6,764 for the three months ended June 30, 1997. The current provision consists solely of state and local taxes for the current period and an adjustment for the prior period. For Federal income tax purposes, as of December 31, 1997, the Company had net operating loss carryforwards of approximately $7,300,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011. The Company has a net capital loss carryforward of approximately $3,400,000 which will expire in 2002.

                           The  Company's  net income for the three months ended
                  June 30, 1998 was $159,068 compared with a net loss of $1,140,972 for the three months ended June 30, 1997. For the three months ended June 30, 1998, net income from continuing operations was $.03 per share. For the three months ended June 30, 1997, net loss from continuing operations was $.16 per share increased by a net loss from discontinued operations of $.05 per share, resulting in a loss of $.21 per share. The Company adopted Statements of Financial Accounting Standards No. 128 in 1997 and has retroactively applied the effects thereof to the quarter ended June 30, 1997. Statement No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The number of shares used in the computations were 5,554,373 for the three months ended June 30, 1998 and 5,516,373 for the three months ended June 30, 1997.

                           Six Months Ended June 30, 1998 Compared
                           with Six Months Ended June 30, 1997

                           Total  revenues  increased to $3,052,182  for the six
                  months ended June 30, 1998 from $612,261 for the six months ended June 30, 1997.

                           Profit from joint  ventures  decreased  to $9,527 for
                  the six months ended June 30, 1998 from $363,851 for the six months ended June 30, 1997, primarily as a result of the sale of the outlet shopping malls during the fourth quarter of 1997 by two partnerships in which the Company has a majority financial interest. The income for the six month period ended June 30, 1998 represents percentage rents collected during the period, but attributable to a prior period per the terms of the sales contract and a provision for local taxes.

                           Financial consulting fees were nil for the six months
                  ended June 30, 1998 versus $90,000 for the six months ended June 30, 1997. Although providing financial structuring advice to clients on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in advising clients with respect to the structuring of transactions which are expected to generate fees later in 1998.

                           Interest  income  increased to $2,129,152 for the six
                  months ended June 30, 1998 from $105,010 for the six months ended June 30, 1997. This increase was primarily due to interest earned on the net proceeds from the $72,750,000 bond offering, pending application of the proceeds for acquiring land and constructing multiplex movie theaters pursuant to its agreement with Carmike Cinemas, Inc., and on the securities held in the cash management and investing activities of the Company.

                           Investment  income  increased to $913,503 for the six
                  months ended June 30, 1998 from $53,400 for the six months ended June 30, 1997. This category principally consists of net profit or loss from cash management and investing in futures, puts, calls, equities, municipal securities and other securities activities.

                           Total  expenses  increased to $3,312,078  for the six
                  months ended June 30, 1998 from $1,107,086 for the six months ended June 30, 1997, primarily due to interest paid on the proceeds of the $72,750,000 bond offering made by the Company.

                           Compensation  and related costs decreased to $573,878
                  for the six months ended June 30, 1998 from $628,746 for the six months ended June 30, 1997, primarily due to discretionary bonuses paid in the first six months of 1997.

                           Occupancy  costs  increased  to  $87,369  for the six
                  months ended June 30, 1998 from $83,451 for the three months ended June 30, 1997.

                           General  and  administrative  expenses  decreased  to
                  $182,098 for the six months ended June 30, 1998 from $236,073 for the six months ended June 30, 1997, primarily due to a reserve for bad debt recorded for the quarter ended June 30, 1997.

                           Professional  fees  increased to $128,027 for the six
                  months ended June 30, 1998 from $89,197 for the six months ended June 30, 1997. The increase is due in large part to increased legal expenses incurred for the quarter ended June 30, 1998.

                           Interest expense  increased to $2,340,706 for the six
                  months ended June 30, 1998 from $69,619 for the six months ended June 30, 1997, due to interest paid on the proceeds of the $72,750,000 bond offering made by the Company.

                           On a pre-tax basis, from continuing  operations,  the
                  Company had a loss of $259,896 for the six months ended June 30, 1998 compared with a loss of $494,825 for the six months ended June 30, 1997. Provision for income taxes for the six months ended June 30, 1998 was $23,937 compared with $3,016 for the six months ended June 30, 1997. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1997, the Company has net operating loss carryforwards aggregating approximately $7,300,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011. The Company has a net capital loss carryforward of approximately $3,400,000.

                           The  Company's net loss for the six months ended June
                  30, 1998 was $283,833 compared with a net loss of $1,100,698 for the six months ended June 30, 1997. On a per share basis, the net loss from continuing operations was $.05 for the six months ended June 30, 1998, compared with a net loss from continuing operations of $.09 increased by a net loss from discontinued operations of $.11 resulting in a loss of $.20 per share for the six months ended June 30, 1997. Average common shares outstanding used for the primary computation of net loss per common share were 5,515,376 in 1998 and 5,525,542 in 1997. Common share equivalents relating to the Company's Incentive Compensation Plan were not included in the computation because the effect of their inclusion would be antidilutive for the six months ended June 30, 1998.

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

                           On November 20, 1997, the Company issued  $72,750,000
                  of adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were issued to finance 97% of the cost of developing and/or acquiring state-of-the-art multiplex movie theaters in various states throughout the continental United States. The 3% balance, $2,250,000, is being provided as a capital contribution from Preferred Members (shareholders) of the Company's Lessor subsidiary, Movieplex Realty Leasing, L.L.C. $772,500 of this capital was contributed during the fourth quarter of 1997.

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

                           All debt service on the Bonds,  while bank letters of
                  credit are effectively in force, is paid directly from draws on those LOCs. The banks are then reimbursed by the Lessor. Fees and the Preferred return are due from the Lessor directly. During the period from November 1997 through November 1999, all reimbursements to the banks and bank fees will be paid from Bond proceeds. Thereafter, all reimbursements to the banks for debt service on the Bonds as well as fees and the preferred return to Preferred Members will be paid from the Rents which commence on December 1, 1999. In addition, the Rents will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis. Prior to the utilization of these proceeds to pay for the costs in connection with the construction of the multiplex movie theaters, they will be invested in liquid short-term instruments.

                           While the Company  believes that currently  available
                  funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of June 30, 1998, except for the development of the multiplex movie theaters with funds provided by the issuance of the Bonds.

                           The Company is a defendant  in various  lawsuits.  An
                  unfavorable result in certain of those lawsuits could have a significant adverse effect upon the Company's liquidity and capital resources.

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

                           Pursuant  to an  Order  dated  April  14,  1998,  the
                  Superior Court dismissed this case without prejudice, and ordered that the applicable statute of limitations are tolled for a period of three years from the date of dismissal.


Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits:  A statement  regarding the  computation  of per share earnings is omitted because the computation is described in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-QSB.

                      Exhibit 27 - Financial Data Schedule -- See below.

                  (b) Reports on Form 8-K:

                      --  The Company  did not file any  reports  on Form 8-K
                           during the three months ended June 30, 1998.