Form 10QSB
period 1998-09-30
HELMSTAR GROUP INC
filed 1998-11-13
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



      (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1998

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

                              Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at October 31, 1998
-----------------------------       -------------------------------
Common stock - par value $.10                5,453,373 shares

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

         The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,     December 31,
                                                      1998              1997
                                                 ------------      ------------
                                                  (Unaudited)
          ASSETS
Cash and cash equivalents ..................     $    690,369      $    802,352
Short term investments .....................       59,708,081        71,174,934
Marketable securities ......................        7,629,502         7,234,862
Joint ventures .............................                            185,864
Land .......................................       10,097,315
Construction in progress ...................          327,218            11,000
Deferred financing costs, less
         accumulated amortization of
         $83,146 in 1998 and $11,000
         in 1997 ...........................        1,684,446         1,663,209
Furniture, equipment and
         leasehold improvements - at cost,
         less accumulated depreciation and
         amortization of $284,311 in
         1998 and $242,565 in 1997 .........          225,588           106,128
Other assets ...............................          636,708           640,403
                                                 ------------      ------------

                  TOTAL ....................     $ 80,999,227      $ 81,818,752
                                                 ============      ============

         LIABILITIES

Bonds payable ..............................     $ 72,750,000      $ 72,750,000
Accrued expenses and other
         liabilities .......................          979,559         1,509,201
Income taxes payable .......................           72,090            59,737
                                                 ------------      ------------
                  Total liabilities ........       73,801,649        74,318,938
                                                 ------------      ------------

Due to preferred member ....................          750,000           750,000
                                                 ------------      ------------

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (continued)

                                                  September 30,     December 31,
                                                      1998              1997
                                                 ------------      ------------
                                                  (Unaudited)

                      STOCKHOLDERS' EQUITY
Common stock - authorized
         10,000,000 shares, par value
         $.10; issued 6,749,600 shares .....          674,960           674,960
Paid-in surplus ............................       14,984,510        14,984,510
(Accumulated deficit) ......................       (6,187,364)       (5,981,058)
                                                 ------------      ------------

                  Total ....................        9,472,106         9,678,412

Less treasury stock, at cost -
         1,296,227 shares in 1998 and
         1,233,227 shares in 1997 ..........       (3,024,528)       (2,928,598)
                                                 ------------      ------------

                  Total stockholders' equity        6,447,578         6,749,814
                                                 ------------      ------------

                  TOTAL ....................     $ 80,999,227      $ 81,818,752
                                                 ============      ============

See Notes to Condensed Consolidated Financial Statements (Unaudited).

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                           Sept 30,                          Sept 30,
                                                 ----------------------------      ----------------------------
                                                     1998            1997             1998              1997
                                                 -----------      -----------      -----------      -----------
Revenues:
         Profit from joint ventures ........     $                $ 5,377,474      $     9,527      $ 5,741,325
         Financial consulting fees .........                           60,000                           150,000
         Interest income ...................         942,442           65,341        3,071,594          170,351
         Investment (loss) income ..........         717,291         (489,044)       1,630,794         (435,644)
         Other income ......................           1,500                             1,500
                                                 -----------      -----------      -----------      -----------
                  Total Revenues ...........       1,661,233        5,013,771        4,713,415        5,626,032
                                                 -----------      -----------      -----------      -----------

Expenses:
         Compensation  and related costs ...         352,687          314,345          926,565          943,091
         Occupancy  cost ...................          46,357           39,920          133,726          123,371
         General  and administrative .......         115,307           66,299          297,405          302,372
         Professional fees and
                  litigation expenses ......          93,191           42,785          221,218          131,982
         Interest ..........................       1,086,435           12,641        3,427,141           82,260
                                                 -----------      -----------      -----------      -----------

                  Total Expenses ...........       1,693,977          475,990        5,006,055        1,583,076
                                                 -----------      -----------      -----------      -----------

Profit (loss) before taxes .................         (32,744)       4,537,781         (292,640)       4,042,956

Income tax (benefit) .......................        (110,271)         422,000          (86,334)         425,016
                                                 -----------      -----------      -----------      -----------
Net profit (loss) from
         continuing operations .............          77,527        4,115,781         (206,306)       3,617,940
Loss from discontinued operations ..........                         (383,513)                         (986,370)
                                                 -----------      -----------      -----------      -----------

NET INCOME (LOSS) ..........................     $    77,527      $ 3,732,268      $  (206,306)     $ 2,631,570
                                                 ===========      ===========      ===========      ===========

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (continued)

                                                     Three Months Ended                  Nine Months Ended
                                                           Sept 30,                          Sept 30,
                                                 ----------------------------      ----------------------------
                                                     1998            1997             1998              1997
                                                 -----------      -----------      -----------      -----------
Per common share - basic and diluted:

Income (loss) from
   continuing operations ...................     $       .01      $       .74      $      (.04)     $       .65
(Loss) from discontinued operations ........                             (.07)                             (.18)
                                                -----------       -----------      -----------      -----------

Net income (loss) ..........................     $       .01      $       .67      $      (.04)     $       .47
                                                 ===========      ===========      ===========      ===========

Weighted average number of
         common shares outstanding - basic .       5,473,373        5,510,123        5,501,371        5,516,233
Effect of dilutive employee
         stock options .....................          71,000           25,000                            25,000
Weighted average number of                       -----------      -----------      -----------      -----------
         common shares - diluted
         income (loss) per share ...........       5,544,373        5,535,123        5,501,371        5,541,233
                                                 ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements (Unaudited).

The three and nine month periods for 1997 have been restated to reflect the results of a Company's subsidiary as a discontinued operation.

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ------------------------------
                                                                                          1998              1997
                                                                                     ------------      ------------
                                                                                                         Restated
Cash flows from operating activities:
         Net income (loss) .....................................................     $   (206,306)     $  2,631,570
         Adjustments to reconcile net income (loss) to net
                   cash provided by (used in) operating activities:
                  Depreciation and amortization ................................           55,825            20,827
                  Unrealized (gain) from joint ventures
                   and other investments .......................................           (9,527)         (463,062)
                  (Gain) on settlement, sale or disposal of
                   joint ventures and investments ..............................                         (5,278,263)
                  Loss on sale or abandonment of fixed assets ..................            3,746             2,653
                  Provision for loan reserve ...................................                             50,000
         Changes in operating assets and liabilities:
                  (Increase) in receivable due to sale of business segment .....                           (264,607)
                  Decrease in other assets .....................................            3,695           277,561
                  (Purchase) of marketable securities ..........................         (394,640)       (1,007,796)
                  (Decrease) increase in accrued expenses ......................         (517,289)          166,253
                  Decrease in assets & liabilities of disposed subsidiary ......                          2,132,608
                                                                                     ------------      ------------
Net cash (used in) operating activities ........................................       (1,064,496)       (1,732,256)
                                                                                     ------------      ------------

Cash flows from investing activities:
         Sale of investment securities - net ...................................       11,466,853
         Distributions from joint ventures and other investments ...............          195,391         2,315,359
         Purchase of other investments .........................................                            (35,000)
         Purchase of land ......................................................      (10,097,315)
         Increase in construction in progress ..................................         (316,218)
         Increase in deferred financing costs ..................................          (21,237)
         Purchase of fixed assets ..............................................         (181,381)          (38,548)
         Proceeds from the sale of fixed assets ................................            2,350
         Loan to debtor in possession ..........................................                            (50,000)
                                                                                     ------------      ------------
Net cash provided by investing activities ......................................        1,048,443         2,191,811
                                                                                     ------------      ------------
Cash flows from financing activities:
         Purchase of treasury stock ............................................          (95,930)          (15,774)
                                                                                     ------------      ------------
Net cash (used in) financing activities ........................................          (95,930)          (15,774)
                                                                                     ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........................         (111,983)          443,781
Cash and cash equivalents at beginning of period ...............................          802,352           165,858
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     $    690,369      $    609,639
                                                                                     ============      ============

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (continued)
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ------------------------------
                                                                                          1998              1997
                                                                                     ------------      ------------
                                                                                                         Restated
Supplemental schedule of noncash investing and
financing activities:
         During the period  ended  September  30, 1997,  the
          Company  recorded a receivable from the sale of the
          joint ventures assets ................................................                        $ 4,533,240

Supplemental disclosures of cash flow  information:
Cash paid during the period for:
                  Interest .....................................................     $  3,165,302      $     82,260
                  Taxes ........................................................           69,718               688

See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


l.       SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the fiscal year ended December 3l, 1997, which was filed with the Securities and Exchange Commission (the "SEC"). With respect to interest incurred during the construction period, the Company capitalized such cost ($244,071) for the nine month period ended September 30, 1998.

2.       INCOME (LOSS) PER SHARE

         Income (loss) per share is based on the weighted average number of common shares outstanding and common stock equivalents based on the treasury stock method when dilutive.

3.       LITIGATION

         The Company is a defendant in various lawsuits. The ultimate outcome of the lawsuits cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amounts, if any, cannot be determined. There were no significant changes in the status of litigation during the three months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The Statements of Operations for the current and prior periods have been restated to treat the sale of Citizens Mortgage Service Company during the third quarter of 1997 as discontinued operations.

                  During the quarter ended June 30, 1998, the Company formed a new wholly-owned subsidiary to provide Information Technology placement and consulting services. An internet website will be used to provide occupation opportunities for skilled technology specialists. In addition, the subsidiary will provide information technology management consulting, special project management and corporate task/outsourcing services.

                  Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Reform Act. See Other Information, Item 5.

         A. Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

                  Total revenues decreased to $1,661,233 for the three months ended September 30, 1998 from $5,013,771 for the three months ended September 30, 1997.

                  Profit from joint ventures for the three months ended September 30, 1998 was nil compared with $5,377,474 for the three months ended September 30, 1997. This was due to the sale during the third quarter of 1997 of the outlet shopping malls by two partnerships in which the Company had a majority financial interest.

                  Financial consulting fees were nil for the three months ended September 30, 1998 compared to $60,000 for the three months ended September 30, 1997. Although providing financial structuring advice on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in tendering advice with respect to the structuring of transactions which are expected to generate fees later in 1998.

                  Interest income increased to $942,442 for the three months ended September 30, 1998 from $65,341 for the three months ended September 30, 1997, primarily due to interest earned on the unused proceeds from the $72,750,000 bond offering, pending application of the entire proceeds for acquiring land and constructing multiplex movie theaters pursuant to its agreement with Carmike Cinemas, Inc., and on the securities held in the cash management and investing activities of the Company.

                  Investment income increased to a $717,291 for the three months ended September 30, 1998 from a negative $489,044 for the three months ended September 30, 1997. This category principally consists of net income or loss from cash management and investing in futures, puts, calls, equities, municipal securities, and other securities activities. Large swings can occur due to volatility in the financial markets.

                  Total expenses increased to $1,693,977 for the three months ended September 30, 1998 from $475,990 for the three months ended September 30, 1997 primarily due to interest paid on the $72,750,000 bond offering made by the Company.

                  Compensation and related costs increased to $352,687 for the three months ended September 30, 1998 from $314,345 for the three months ended September 30, 1997. This increase is due to the salaries incurred in a new subsidiary formed to provide technology placement and consulting services.

                  Occupancy costs increased to $46,357 for the three months ended September 30, 1998 from $39,920 for the three months ended September 30, 1997.

                  General and administrative expenses increased to $115,307 for the three months ended September 30, 1998 from $66,299 for the three months ended September 30, 1997. This increase is primarily due to expenses incurred in the new subsidiary formed to provide technology placement and consulting services.

                  Professional fees increased to $93,191 for the three months ended September 30, 1998 from $42,785 for the three months ended September 30, 1997. The increase is due in large part to increased legal expenses.

                  Interest expense increased to $1,086,435 for the three months ended September 30, 1998 from $12,641 for the three months ended September 30, 1997, due to interest paid on the $72,750,000 bond offering made by the Company.

                  On a pre-tax basis, from continuing operations the Company had a loss of $32,744 for the three months ended September 30, 1998 compared with a profit of $4,537,781 for the three months ended September 30, 1997. Provision for income taxes for the three months ended September 30, 1998 were a benefit of $110,271 compared to a provision for tax of $422,000 for the three months ended September 30, 1997. The current benefit consists solely of an adjustment to state and local taxes relating to the 1997 sale of the outlet shopping malls. For Federal income tax purposes, as of December 31, 1997, the Company had net operating loss carryforwards of approximately $7,300,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011. The Company has a net capital loss carryforward of approximately $3,400,000 which will expire in 2002.

                  The Company's net income for the three months ended September 30, 1998 was $77,527 compared with net income of $3,732,268 for the three months ended September 30, 1997. For the three months ended September 30, 1998, net income from continuing operations was $.01 per share. For the three months ended September 30, 1997, net income from continuing operations was $.74 per share decreased by a net loss from discontinued operations of $.07 per share, resulting in income of $.67 per share. The Company adopted Statements of Financial Accounting Standards No. 128 in 1997 and has retroactively applied the effects thereof to the quarter ended September 30, 1997. Statement No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The number of shares used in the computations were 5,544,373 for the three months ended September 30, 1998 and 5,535,123 for the three months ended September 30, 1997.

                  Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997

                  Total revenues decreased to $4,713,415 for the nine months ended September 30, 1998 from $5,626,032 for the nine months ended September 30, 1997.

                  Profit from joint ventures decreased to $9,527 for the nine months ended September 30, 1998 from $5,741,325 for the nine months ended September 30, 1997. This was due to the sale during the third quarter of 1997 of the outlet shopping malls by two partnerships in which the Company has a majority financial interest. The income for the nine month period ended September 30, 1998 represents percentage rents collected during the period, but attributable to a prior period per the terms of the sales contract and a provision for local taxes.

                  Financial consulting fees were nil for the nine months ended September 30, 1998 versus $150,000 for the nine months ended September 30, 1997. Although providing financial structuring advice on a fee basis remains an integral component of the Company's merchant banking business, significant variations in revenues are likely because of the transactional nature of this business. The Company currently is engaged in rendering advice with respect to the structuring of transactions which are expected to generate fees later in 1998.

                  Interest income increased to $3,071,594 for the nine months ended September 30, 1998 from $170,351 for the nine months ended September 30, 1997. This increase was primarily due to interest earned on the unused proceeds from the $72,750,000 bond offering, pending application of the entire proceeds for acquiring land and constructing multiplex movie theaters pursuant to its agreement with Carmike Cinemas, Inc., and on the securities held in the cash management and investing activities of the Company.

                  Investment income increased to $1,630,794 for the nine months ended September 30, 1998 from a loss of $435,644 for the nine months ended September 30, 1997. This category principally consists of net profit or loss from cash management and investing in futures, puts, calls, equities, municipal securities and other securities activities. Large swings can occur due to volatility in the financial markets.

                  Total expenses increased to $5,006,055 for the nine months ended September 30, 1998 from $1,583,076 for the nine months ended September 30, 1997, primarily due to interest paid on the $72,750,000 bond offering made by the Company.

                  Compensation and related costs decreased to $926,565 for the nine months ended September 30, 1998 from $943,091 for the nine months ended September 30, 1997. The decrease resulted from a reduction in discretionary bonuses, offset by salaries incurred in a new subsidiary formed to provide technology placement and consulting services.

                  Occupancy costs increased to $133,726 for the nine months ended September 30, 1998 from $123,371 for the nine months ended September 30, 1997.

                  General and administrative expenses decreased to $297,405 for the nine months ended September 30, 1998 from $302,372 for the nine months ended September 30, 1997. During the nine months ended September 30, 1998, the Company incurred additional expenses in connection with its new subsidiary formed to provide technology and placement services. During the same period in 1997, a reserve for bad debt was recorded.

                  Professional fees increased to $221,218 for the nine months ended September 30, 1998 from $131,982 for the nine months ended September 30, 1997. The increase is due in large part to increased legal expenses incurred for the period ended September 30, 1998.

                  Interest expense increased to $3,427,141 for the nine months ended September 30, 1998 from $82,260 for the nine months ended September 30, 1997, due to interest paid on the $72,750,000 bond offering made by the Company.

                  On a pre-tax basis, from continuing operations, the Company had a loss of $292,640 for the nine months ended September 30, 1998 compared with a profit of $4,042,956 for the nine months ended September 30, 1997. A benefit for income taxes for the nine months ended September 30, 1998 was $86,334 compared with a provision of $425,016 for the nine months ended September 30, 1997. These provisions consist solely of state and local taxes. For Federal income tax purposes, as of December 31, 1997, the Company has net operating loss carryforwards aggregating approximately $7,300,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2011. The Company has a net capital loss carryforward of approximately $3,400,000.

                  The Company's net loss for the nine months ended September 30, 1998 was $206,306 compared with a net profit of $2,631,570 for the nine months ended September 30, 1997. On a per share basis, the net loss from continuing operations was $.04 for the nine months ended September 30, 1998, compared with a net profit from continuing operations of $.65 decreased by a net loss from discontinued operations of $.18 resulting in a profit of $.47 per share for the nine months ended September 30, 1997. Average common shares outstanding used for the primary computation of net loss per common share were 5,501,371 in 1998 and 5,541,233 in 1997. Common share equivalents relating to the Company's Incentive Compensation Plan were not included in the computation because the effect of their inclusion would be antidilutive for the nine months ended September 30, 1998.

         B.       Liquidity and Capital Resources

                  Management of the Company believes that funds generated from operations, supplemented by its available cash and cash equivalents, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs.

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

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of September 30, 1998, except for the development of the multiplex movie theaters with funds provided by the issuance of the Bonds.

                  The Company is a defendant in various lawsuits. An unfavorable result in certain of those lawsuits could have a significant adverse effect upon the Company's liquidity and capital resources.

                  Year 2000 Issue

                  The Company has carefully evaluated the Year 2000 issue. None of the critical operations of the Company, either for internal purposes or as they affect third parties, required programmed or firmware computer calculations concerning the time differences between dates or similar related functions. Consequently, the Year 2000 issue will have no practical effect on the Company and no material costs relative thereto are anticipated.

                                    PART II

                               OTHER INFORMATION



Item 5.  Other Information.

                  Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations and information available to management at this time. They may involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors which could cause actual results to differ from the forward looking statements include, among others, the following: general economic and business conditions; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; and construction costs.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits: A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Condensed Consolidated Financial Statements (Unaudited) of this Form 10-QSB.

                           Exhibit 27 - Financial Data Schedule -- See below.

                  (b)      Reports on Form 8-K:

                            -- The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        HELMSTAR GROUP, INC.



                                                        /s/ George W. Benoit
                                                        ----------------
Date: November 13, 1998                                 George W. Benoit
                                                        Chairman of the Board of
                                                        Directors, President,
                                                        Chief Executive Officer




                                                        /s/ Roger J. Burns
                                                        ------------------
Date: November 13, 1998                                 Roger J. Burns
                                                        First Vice President,
                                                        Chief Financial Officer