Form 10KSB
period 1998-12-31
HELMSTAR GROUP INC
filed 1999-04-01
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (Fee required)


                   For the fiscal year ended December 31, 1998


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

         Issuer's   revenues  for  1998,  its  most  recent  fiscal  year,  were
$6,508,859.

         As of February 28, 1999, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $5,178,980.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at February 28, 1999

Common stock - par value $.10                5,436,973 shares
-----------------------------                ----------------

                DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form l0-KSB incorporates by reference from the issuer's definitive proxy statement for the annual meeting of stockholders to be held on June 3, l999.



                           (Cover page 2 of 2 pages)

                                     PART I

Item l.  Description of Business.

                  Background and History
                  ----------------------

                  Helmstar Group, Inc., ("Group"), through its subsidiaries (collectively referred to as the "Company" unless the context requires otherwise), is engaged primarily in the business of merchant banking, concentrating on real estate projects, and technology and consulting services.

                  Merchant Banking - General
                  --------------------------

                  Joint Venture Criteria
                  ----------------------

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

                  Beginning in 1990, drawing on its experience in real estate project finance, the Company began to offer financial consulting services to clients on a fee basis. This permits the Company to increase its revenue by utilizing its merchant banking expertise without deploying a significant amount of capital. The Company's primary focus in this area has been assisting clients in realizing lower cost of capital through creative financial structuring. This business is transaction oriented, and potential revenue therefrom is subject to wide variation. During 1998, 1997, 1996, and 1995 approximately 16%, 4%, 9%, and 12% of the Company's total revenues in each year were realized in connection with providing financial consulting services.

                  Real Estate Development Program
                  -------------------------------

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

                  The Company's subsidiary, Movieplex Realty Leasing, L.L.C. (the "Lessor"), issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds") to finance 97% of the total expected cost of the Theaters. The Bonds bear interest from their date of delivery at a variable base rate indexed to the 30-day, high-grade commercial paper rate. This rate will be reset weekly and interest for the prior four or five week period will be payable on the first Monday of each calendar month commencing Monday, January 5, 1998. Principal on the Bonds is payable annually on the first Monday of each November. Prior to maturity, $59,775,000 of the original Bond principal is scheduled to be amortized. The Bonds may be tendered at par by investors on any interest rate reset date, in which event the Remarketing Agent would try to remarket the bonds to other investors. The Bonds are issued in three sets.

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

                  The remaining 3% of the cost of the Theaters came from equity invested by the Lessor. Subsidiaries of the Company own 100% of the Common Membership (or shareholding) of the Lessor entity which is a Limited Liability Corporation. In addition, the same subsidiaries own 1% of the Preferred Membership of the Lessor in return for a cash investment of $22,500 and a third party owns 99% of the Preferred Membership in return for a cash investment of $2,227,500 (of which $1,500,000 was paid as of December 31, 1998, with the balance due prior to the end of the Project Development Period).

                  During 1998, the Company purchased land in Mobile, AL, El Paso, TX, Franklin, TN, Albany, GA, and Delmont, PA for an aggregate cost of $13,697,418 to be used for the development of five movie theater complexes. The Company commenced construction on three of these sites --Mobile, AL, El Paso, TX, and Franklin, TN. See "Management Discussion and Analysis
                  - Liquidity and Capital Resources."

                  Technology Focused Venture
                  --------------------------

                  During 1998, the Company formed a wholly-owned subsidiary, CareerEngine, Inc. an information technology focused venture featuring three areas of concentration: comprehensive Internet-based job search services; a full-service recruiting and placement unit; and an information technology consulting, design and integration business.

                           Online Career Recruiting and Placement

                  CareerEngine (www.careerengine.com) offers a categorical search capability on a job function basis for employers and job applicants so that relevant skills can be efficiently matched to available positions. The firm is involved with all level of searches, including programmers, chief information and chief technology officers, as well as consultants for clients with short-term project needs.

                  A significant characteristic of CareerEngine's web site is its secure environment. The site is able to attract high-caliber candidates as a result of its ability to promote their skills to potential employers without revealing their individual identities. The ability of prospects to register themselves in the job market in this manner is a significant advantage over many online placement services.

                  Resumes have been received from around the world, and the database is rapidly growing through the establishment of numerous partnerships, including "advertising exchange agreements" that incorporate Web site hyperlinks and print advertising exposure within career fair and technology media.

                  Among the over 100 companies registered to review CareerEngine's candidates' resumes online are a select group of "featured employers." These select companies receive unlimited and prominent job postings in exchange for guaranteeing that CareerEngine would be considered by these firms as a vendor for any placement agency services they may require.

                           Technology Consulting and Management

                  During 1998, CareerEngine acquired Advanced Digital Networks, Inc. ("ADN"), an established information technology consulting firm based in New York, New York. ADN provides software consulting, design, and integration services to small to midsize companies that are typically underserved by the major firms in this field. ADN's objective is to become a customer's primary information technology consulting and implementation partner. The acquisition created a synergistic relationship allowing ADN to reduce the cost of recruiting personnel for its consulting assignments while simultaneously providing job openings for posting to ITClassifieds.com, one of CareerEngine's web sites.

                  ADN is currently establishing strategic relationships with various Internet Access Providers and commercial building owners/managers so as to position itself as the preferred vendor of information technology services (IT) to their respective customers. The Company believes that small to midsized companies seek, and are extremely loyal to, reliable IT vendors of high quality, such as ADN. ADN continues to develop IT services relevant to the business challenges faced by this market segment so as to build a strong customer base.

                  General
                  -------

                  The Company was incorporated under the laws of the State of Delaware in 1968. It maintains offices at 2 World Trade Center, Suite 2112, New York, New York 10048 and its telephone number is (2l2) 775-0400. Unless the context requires otherwise, the term "Company" refers to Helmstar Group, Inc. ("Group") and its wholly-owned subsidiaries: Matthews & Wright, Inc. ("Matthews & Wright"); Snider, Williams & Co., Inc. ("Snider"); Randolph, Hudson & Co., Inc. ("Randolph"); Shaw Realty Company, Inc. ("Shaw"); Helmstar Funding, Inc. ("Funding"); Burrows, Hayes Company, Inc. ("Burrows"); Dover, Sussex Company, Inc. ("Dover"); Housing Capital Corporation ("Housing"); Randel, Palmer & Co., Inc. ("Randel"); Parker, Reld & Co., Inc. ("Parker"), McAdam, Taylor & Co., Inc.

                  ("McAdam"); Ryan, Jones & Co., Inc. ("Ryan"); CareerEngine, Inc. ("Career"); and Advanced Digital Networks, Inc. ("ADN"). The term Company also includes Movieplex Realty Leasing,
                  L.L.C. ("Movieplex"), a limited liability company, all of whose common membership interests are indirectly owned by the Company.

                  As of March l, 1999, the Company had 17 employees.

                  Competition
                  -----------

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

                  The Company's subsidiary, CareerEngine, Inc., and its web site compete with numerous large and small organizations and their related web sites in the Internet-based personnel recruiting market. These web sites can be described as either "generalist" (a web site that covers employment opportunities in all industries) or "vertical/category specific" (a web site that covers employment opportunities in a specific industry). The Company expects to have significant Internet-based competition for the foreseeable future. Additionally, the traditional print media, specifically major city newspapers, are major competitors of the Company. Almost all of the Company's competitors in this area are vastly larger, have attained significant name recognition, possess large advertising budgets, and have established significant strategic alliances within the recruitment industry.

                  CareerEngine, Inc.'s subsidiary, Advanced Digital Networks, Inc. faces competition from a very large number of entrenched information technology service providers and in-house information technology departments. Due to the explosive growth in new information technologies and the application thereof, competition is expected to remain fierce for the well-positioned firm in the foreseeable future.

                  Regulation
                  ----------

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

                  The Company owns land at the aggregate cost of $13,697,418 in the following locations: Mobile, AL, El Paso, TX, Franklin, TN, Albany, GA, and Delmont, PA. The Company is in the process of developing movie theater complexes on these properties.

Item 3.  Legal Proceedings.

                  Fred W. Wasserman,  et al. v. Jeffrey P. Christopher,  et al.,
                  ------------------  ---------------------------------  -------
                  Case No. 278699
                  ---------------

                  In May 1996, the Company was served with a summons and complaint in connection with a class action commenced in March 1996 against multiple parties. This action was filed in the Superior Court of California, County of Riverside and is currently pending in the court. The plaintiffs brought this action on behalf of themselves and all other purchasers of bonds issued by the Housing Authority of the County of Riverside for the Whitewater Garden Apartments project and the Ironwood Apartments project (the "Bonds"). The plaintiffs maintain that in connection with the issuance and underwriting of the Bonds the defendants negligently and fraudulently misrepresented that the interest on the Bonds would be exempt from federal income tax. The plaintiffs are seeking damages for taxes, penalties, and interest they have paid or are obligated to pay, attorneys fees, costs, punitive damages, and other relief the court deems just. The plaintiffs maintain that taxes, interest, and penalties are in excess of $3 million or an amount to be proved at the time of trial.

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

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder
         Matters.

                  Exchange Listing:

                  The common stock of Helmstar Group, Inc. is listed on the American Stock Exchange (trading symbol HLM).

                  The approximate number of recordholders of Common Stock as of February 28, 1999 was 278.


                                 Equity Sale Prices:

        1st Quarter      2nd Quarter      3rd Quarter       4th Quarter
        High    Low      High    Low      High    Low       High    Low
        ----    ---      ----    ---      ----    ---       ----    ---

1998    1 1/8   5/8    1 3/16    3/4      3 1/8   13/16       2      1

1997      1     3/4     15/16   11/16      7/8     5/8       1 1/4   3/4



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

Item 6.  Management's Discussion and Analysis.

                  A. Results of Operations
                  ------------------------

                  1. 1998 Compared to 1997
                  ------------------------

                  Total revenue increased to $6,508,859 for 1998 from 6,363,911 for 1997.

                  Profit from joint ventures decreased to $22,101 for 1998 from $5,656,080 for 1997. This classification represents the Company's share of income and losses, computed in accordance with the equity method of accounting, from various joint ventures in which the Company is participating.

                  Profit for 1997 included profit from refinancing Nags Head Outlet Partners (Nags Head) in June 1997, the sale in September 1997 of both Nags Head and Blowing Rock Outlet Partners (Blowing Rock), the two outlet shopping centers, and operating income through the time of sale.

                  The refinancing of Nags Head produced income of $79,911, while the sale of Nags Head and Blowing Rock produced income of $5,193,018. The Company's share of income from residual operations for 1998 totaled $22,101 compared to operations through the sale in September 1997 of $383,651.

                  Financial consulting fees increased to $1,040,000 for 1998 from $255,938 for 1997. The Company provides financial structuring advice on a fee basis. Typically, an engagement is based on a specific assignment to assist a client to lower its cost of capital. Due to the transactional nature of this business, significant variations in revenue are likely.

                  Interest income increased to $3,919,885 for 1998 from $725,412 for 1997, primarily due to interest earned during the development period on the proceeds from the $72,750,000 bond offering made by the Company for the purpose of obtaining land and constructing Theaters, and on the securities held in the cash management, trading and investing activities of the Company.

                  Investment income increased to a profit of $1,526,873 for 1998 from a loss of $273,519 for 1997. This category includes net profit or loss from cash management and investing in futures, puts, calls, municipals and other securities activities.

                  Total   expenses   increased  to  $7,241,065   for  1998  from
                  $3,172,946 in 1997.

                  Compensation and related costs increased to $1,601,163 for 1998 from $1,495,720 for 1997. The increase is due principally to the additional employees hired by the Company in connection with the technology and consulting focused ventures.

                  Occupancy  costs  increased to $174,706 for 1998 from $164,943
                  for  1997.   This  increase  is  due  to  minor   increase  in
                  maintenance expense.

                  General and administrative expenses decreased to $268,164 for 1998 from $677,929 for 1997. This decrease was primarily due to payments received from licensing excess office space and services and the recording of a bad debt expense in 1997.

                  Professional fees increased to $203,253 for 1998 from $174,266 for 1997. This increase was due in large part to legal fees incurred in connection with the formation of our wholly-owned subsidiary, CareerEngine, and its acquisition of Advanced Digital Networks.

                  Interest  expense   increased  to  $4,993,779  for  1998  from
                  $660,088 for 1997. The principal reason for this increase is the interest expense and letter of credit fees (which are treated as interest) incurred on the $72,750,000 Bonds issued for the development of Theaters. Also included in this account is the interest cost incurred in the Company's cash management and investing activities.

                  The Company had a loss from continuing operations of $624,409 for 1998 compared with a profit of $2,689,230 for 1997. In 1998, the Company had a tax benefit of $107,797 compared to a tax expense of $501,735 for 1997. In 1997, the Company incurred Federal alternative minimum tax together with state and local taxes. For Federal income tax purposes, as of December 31, 1998, the Company has net operating loss carryforwards of approximately $12,166,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2018.

                  The Company's net loss for 1998 was $624,409 compared with net income of $1,702,660 for 1997. For 1998, loss per share (basic and diluted) from continuing operations was $(.11) per share. For 1997, net income per share (basic and diluted) from continuing operations was $.48 per share decreased by a net loss from discontinued operations of $(.17) per share, resulting in a net income of $.31 per share (basic and diluted).

                  Inflation
                  ---------

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

                  The Company issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds") during 1997. The Bonds were issued to finance 97% of the cost of the Company's Real Estate Development Program. See "Description of Business
                  - Real Estate Development Program." The 3% balance, $2,250,000, was provided as a capital contribution from Preferred Members (shareholders) of the Company's Lessor subsidiary, Movieplex Realty Leasing, L.L.C.

                  The Bonds pay interest from the date of delivery on the first Monday of each month for the preceding four or five week period commencing January 5, 1998 and principal annually on the first Monday of November commencing in the year 2000. Various commercial banks which provided letters of credit securing payment on the Bonds are due letter of credit ("LOC") fees which are payable on the same dates as the Bond interest commenced in 1998. In addition, a preferred return on capital contributed is due to the Preferred Members, payable on the same due dates as is the interest on the Bonds but commencing in January of the year 2000.

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

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, as well as future operational costs of the newly formed technology and consulting focused ventures, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of December 31, 1998, except for the development of the Theaters with funds provided by the issuance of the Bonds.

                  The Company is a defendant in a lawsuit. An unfavorable result could have a significant adverse effect upon the Company's liquidity and capital resources.

                  Year 2000 Issue
                  ---------------

                  The Company has reviewed all of its computer systems (hardware and related software) and does not anticipate that the cost of addressing the "Year 2000" issue will be material to its future operating results or financial condition.

Item 7.  Financial Statements.

                  The Company's financial statements to be filed hereunder follow, beginning with page F.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Helmstar Group, Inc.
New York, New York


We have audited the consolidated balance sheet of Helmstar Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 1997 financial statements of two joint ventures described in Note C have been audited by other auditors whose reports have been furnished to us; insofar as our opinion on the 1997 consolidated financial statements relates to data included for such ventures, it is based solely on their reports.

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

In our opinion, based on our audits and, for 1997, the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Helmstar Group, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

As described in Note H to the consolidated financial statements, the Company is a defendant in litigation.



/s/Richard A. Eisner & Company, LLP
-----------------------------------
Richard A. Eisner & Company, LLP


New York, New York
February 23, 1999

HELMSTAR GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 1998

ASSETS
Cash and cash equivalents ..........................................................                       $  1,040,955
Marketable securities ..............................................................                          7,856,410
Other short-term investments - restricted ..........................................                         52,020,895
Real estate to be leased, under development:
   Land ............................................................................     $ 13,697,418
   Construction in progress ........................................................        6,282,436        19,979,854
Furniture, equipment and leasehold improvements - at cost, less accumulated              ------------
   depreciation and amortization of $302,482 .......................................                            211,634
Deferred financing costs, less accumulated amortization of $109,998 ................                          1,816,177
Other assets .......................................................................                            614,210
                                                                                                           ------------
                                                                                                           $ 83,540,135
                                                                                                           ============

LIABILITIES
Bonds payable ......................................................................                       $ 72,750,000
Accrued expenses and other liabilities .............................................                          3,260,661
                                                                                                           ------------

      Total liabilities ............................................................                         76,010,661
                                                                                                           ------------

Due to preferred member ............................................................                          1,500,000
                                                                                                           ------------

Commitments and contingencies (Notes G and H)

STOCKHOLDERS' EQUITY
Common stock - authorized 10,000,000 shares, par value $.10; issued 6,749,600 shares                            674,960
Paid-in surplus ....................................................................                         14,984,510
Deficit ............................................................................                         (6,605,467)
                                                                                                           ------------

                                                                                                              9,054,003
Less treasury stock, at cost - 1,296,227 shares ....................................                         (3,024,529)
                                                                                                           ------------

                                                                                                              6,029,474
                                                                                                           ------------

                                                                                                           $ 83,540,135
                                                                                                           ============

See notes to financial statements.                                          F-2

HELMSTAR GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
                                                                                   Year Ended December 31,
                                                                               ----------------------------
                                                                                    1998            1997
                                                                               -----------      -----------
Revenues:
   Profit from joint ventures, including gain on sale of venture assets of
      $5,193,018 in 1997 .................................................     $    22,101      $ 5,656,080
   Financial consulting fees .............................................       1,040,000          255,938
   Income (loss) on securities transactions ..............................       1,526,873         (273,519)
   Interest income .......................................................       3,919,885          725,412
                                                                               -----------      -----------

                                                                                 6,508,859        6,363,911
                                                                               -----------      -----------

Expenses:
   Compensation and related costs ........................................       1,601,163        1,495,720
   Occupancy cost ........................................................         174,706          164,943
   General and administrative ............................................         268,164          677,929
   Professional fees .....................................................         203,253          174,266
   Interest and other financing expense ..................................       4,993,779          660,088
                                                                               -----------      -----------

                                                                                 7,241,065        3,172,946
                                                                               -----------      -----------

(Loss) income from continuing operations before income taxes .............        (732,206)       3,190,965
Income tax (benefit) provision ...........................................        (107,797)         501,735
                                                                               -----------      -----------

(Loss) income from continuing operations .................................        (624,409)       2,689,230

Discontinued operations:
   Loss from operations of discontinued subsidiary .......................                         (755,409)
   Loss on disposal of subsidiary ........................................                         (231,161)
                                                                               -----------      -----------

Net (loss) income ........................................................     $  (624,409)     $ 1,702,660
                                                                               ===========      ===========

HELMSTAR GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(continued)
                                                                                   Year Ended December 31,
                                                                               ----------------------------
                                                                                    1998            1997
                                                                               -----------      -----------
Per common share - basic and diluted:
   (Loss) income from continuing operations ..............................     $      (.11)     $       .48
   Loss from discontinued operations .....................................                             (.17)
                                                                               -----------      -----------

   Net (loss) income .....................................................     $      (.11)     $       .31
                                                                               ===========      ===========

Weighted average number of common shares outstanding - basic
   (loss) income per share ...............................................       5,489,376        5,520,958
Effect of dilutive employee stock options ................................                           30,770
                                                                               -----------      -----------

Weighted average number of common shares outstanding -
   diluted (loss) income per share .......................................       5,489,376        5,551,728
                                                                               ===========      ===========

See notes to financial statements                                           F-3

HELMSTAR GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

                                            Common Stock                                           Treasury Stock
                                      ---------------------      Paid-in                     -------------------------
                                       Shares        Amount      Surplus          Deficit      Shares         Amount         Total
                                       ------        ------      -------          -------      ------         ------         -----
Balance - January 1, 1997 .....      6,749,600    $  674,960   $14,984,510    $ (7,683,718)  1,213,227    $ (2,912,824)  $5,062,928
Treasury stock acquired at cost                                                                 20,000         (15,774)     (15,774)
Net income ....................                                                  1,702,660                                1,702,660

Balance - December 31, 1997 ...      6,749,600       674,960    14,984,510      (5,981,058)  1,233,227      (2,928,598)   6,749,814
Treasury stock acquired at cost                                                                 63,000         (95,931)     (95,931)
Net loss ......................                                                   (624,409)                                (624,409)

Balance - December 31, 1998 ...      6,749,600    $  674,960   $14,984,510    $ (6,605,467)  1,296,227    $ (3,024,529)  $6,029,474


See notes to financial statements.                                          F-4

HELMSTAR GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                                                                    Year Ended December 31,
                                                                                                 ---------------------------
                                                                                                    1998             1997
                                                                                                 -----------    ------------
Cash flows from operating activities:
   (Loss) income from continuing operations                                                      $  (624,409)   $  2,689,230
   Adjustments to reconcile (loss) income from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                 79,409          27,576
        Share of income from joint ventures                                                          (22,101)       (463,062)
        Realized gain from joint ventures - sale of assets                                                        (5,193,018)
        Provision for bad debts                                                                                       85,000
        Realized loss on sale or disposal of marketable securities                                                   235,585
        Unrealized loss from marketable securities                                                                     2,934
        (Gain) loss on sale of furniture and equipment                                                  (166)          2,653
        Purchase of marketable securities                                                        (26,361,024)    (12,415,814)
        Sales of marketable securities                                                            25,739,476       6,292,874
        Changes in:
           Other assets                                                                               38,767           4,133
           Accrued expenses and other liabilities                                                  1,691,723         822,229
                                                                                                 -----------    ------------

              Net cash provided by (used in) operating activities - continuing operations            541,675      (7,909,680)
              Net cash used in operating activities - discontinued operations                                       (477,951)
                                                                                                 -----------    ------------

              Net cash provided by (used in) operating activities                                    541,675      (8,387,631)
                                                                                                 -----------    ------------
Cash flows from investing activities:
   Purchase of other short-term investments - restricted                                                         (71,174,934)
   Sales of other short-term investments - restricted                                             19,154,039
   Distributions from joint ventures - operations                                                    195,391         473,360
   Distributions from joint ventures - refinancings                                                                1,420,000
   Distributions from joint ventures - sale of assets                                                              4,995,239
   Purchase of land                                                                              (13,697,418)
   Construction in progress                                                                       (6,271,436)
   Purchase of furniture and equipment                                                              (202,242)        (38,546)
   Other                                                                                              17,493         (85,000)
                                                                                                 -----------    ------------

              Net cash used in investing activities - continuing operations                         (804,173)    (64,409,881)
              Net cash provided by investing activities - discontinued operations                                    110,393
                                                                                                 -----------    ------------

              Net cash (used in) investing activities                                               (804,173)    (64,299,488)
                                                                                                 -----------    ------------

HELMSTAR GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(continued)
                                                                                                    Year Ended December 31,
                                                                                                 ---------------------------
                                                                                                    1998             1997
                                                                                                 -----------    ------------
Cash flows from financing activities:
   Deferred financing costs                                                                         (152,968)     (1,674,209)
   Purchase of treasury stock                                                                        (95,931)        (15,774)
   Proceeds from bonds payable                                                                                    72,750,000
   Proceeds from preferred member                                                                    750,000         750,000
                                                                                                 -----------    ------------

              Net cash provided by financing activities                                              501,101      71,810,017
                                                                                                 -----------    ------------

Net increase (decrease) in cash and cash equivalents                                                 238,603        (877,102)
Cash and cash equivalents at beginning of year                                                       802,352       1,679,454
                                                                                                 -----------    ------------

Cash and cash equivalents at end of year                                                         $ 1,040,955    $    802,352
                                                                                                 ===========    =============

Supplemental disclosures of cash flow information from continuing operations:
   Cash paid during the year for:
      Interest (net of amounts capitalized)                                                      $ 4,643,493    $     123,603
      Income taxes                                                                               $    71,763    $         888

See notes to financial statements.                                           F-5

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note A - The Company and its Significant Accounting Policies

Helmstar Group, Inc. and subsidiaries (the "Company") are primarily engaged in merchant banking activities concentrating on real estate projects and also provide financial consulting services. During 1997, the Company entered into a real estate development and lease financing program for the construction of multiplex movie theaters (see Note D). During 1998, the Company formed a wholly owned subsidiary to provide information technology placement and consulting services and in December 1998, the subsidiary acquired the assets of a technology consulting firm for a consideration that was not material. In connection therewith, Internet category-specific career sites will be created to provide resume hosting and job postings for career candidates. The Company sold its mortgage banking subsidiary in 1997 (see Note J).

[1]    Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of Helmstar Group, Inc. and its subsidiaries. Results of operations of the mortgage banking subsidiary have been reflected as discontinued operations in the accompanying 1997 financial statements.

      All  significant   intercompany   balances  and  transactions   have  been
      eliminated.

[2] Real estate to be leased:

      Movie theaters to be leased, which are under development, are carried at cost. During the development period, interest cost incurred on the bonds issued to finance the acquisition of land and construction thereon of the theaters is being capitalized based on the average amount of accumulated expenditures incurred to develop the theaters. During the year ended December 31, 1998, approximately $516,000 of interest, letter of credit fees and amortization of deferred financing costs, were capitalized and included in construction in progress. Upon commencement of rental income, under leases to be accounted for as operating leases (see Note D), the theaters will be depreciated using the straight-line method over an estimated useful life of 39 years.

[3] Depreciation and amortization:

      Furniture, fixtures and equipment are being depreciated using both straight-line and accelerated methods over estimated lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their useful lives.

      Deferred financing costs are being amortized over the eighteen year term of the related bonds.

[4] Statements of cash flows:

      For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note A - The Company and its Significant Accounting Policies (CONTINUED)

[5] Income (loss) per share:

      Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year. Dilutive employee stock options did not have an effect on the computation of diluted earnings per share in 1997 and, in 1998, employee stock options were anti-dilutive.

[6] Income taxes:

      Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 1998 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

[7] Marketable securities and other short-term investments:

      Investments are classified in one of three categories based on the Company's intent: trading, available-for-sale and held-to-maturity, with trading and available-for-sale securities carried at fair value and held-to-maturity securities carried at amortized cost. Gains and losses on the trading securities are included in operations. Unrealized gains and losses on available-for-sale securities are reported in a separate component of stockholders' equity.

      The Company's marketable securities consist of United States Treasury Bills which are classified as trading securities. At December 31, 1998, cost approximates market value.

      Other short-term investments were acquired with the proceeds of bonds (see Note B). The Trust Indenture governing the issuance of the bonds provides that the bond proceeds must always be available-for-sale; accordingly, such investments, which consist of taxable municipal debt securities and repurchase agreements, are classified as available-for-sale securities.

[8] Derivative financial instruments:

      As part of its investment strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions are reported at fair value, and changes in fair value are reflected in operations as they occur. The Company realized a net gain on derivatives sold during 1998 of approximately $1,526,000 and a net loss of approximately $239,000 on derivatives sold in 1997. Such amounts are included in income (loss) on securities transactions in the accompanying statements of operations. At December 31, 1998, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the years was not material.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note A - The Company and its Significant Accounting Policies (CONTINUED)

[9] Stock-based compensation to employees:

      The Company has elected to follow Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, compensation cost is measured as the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

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


Note B - Short-Term Investments

In November 1997, the Company issued $72,750,000 of adjustable rate tender securities in order to provide a part of the funds needed for its new real estate development activities (see Note D). According to the Trust Indenture pursuant to which these securities were issued, the Company is restricted as to the term and the investment instruments (the "Eligible Investments") in which it can invest proceeds of the securities until spent for the purposes defined in the indenture.

From the Eligible Investments defined in the indenture, the Company has chosen to invest the bond proceeds in taxable Municipal Auction Rate Certificates or ARCs and Adjustable Rate Repurchase Agreements or Repos. ARCs are high-grade taxable instruments with long-term maturities but with 35-day interest rate reset and tender dates which function as artificial interim maturities. The Repos are primarily overnight instruments or have other extremely short maturities. Because these investments may be redeemed at par within short periods of time, cost closely approximates market value and there were no unrealized gains and losses at December 31, 1998 and 1997. In addition, there were no gains or losses from the sale of any of these investments. The Company uses the specific identification method to determine the cost of these investments upon disposition.

Short-term investments at December 31, 1998 consist of:

            Municipal auction rate certificates                    $  46,503,536
            Adjustable rate repurchase agreements                      5,517,359
                                                                   -------------
                                                                   $  52,020,895
                                                                   =============

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note C - Investment in Joint Ventures

During 1997, two partnerships in which the Company has a majority financial interest and a 50% voting interest sold their manufacturers outlet shopping malls. As of December 31, 1998, the partnerships' assets consist of cash and receivables and they are in the process of being liquidated. The Company accounts for its investment in the ventures under the equity method.

A reconciliation of the change in the carrying amount of the Company's investment in real estate joint ventures for the years ended December 31, 1998 and 1997 follows:

                                                1998             1997
                                            -----------      -----------
             Balance, beginning of year     $   185,864      $ 1,418,383
                                            -----------      -----------
             Income:
                From operations .......          22,101          383,151
                From refinancing ......                           79,911
                From sale .............                        5,193,018
                                            -----------      -----------
                                                 22,101        5,656,080

             Cash distributions:
                From operations .......        (195,391)        (473,360)
                From refinancing ......                       (1,420,000)
                From sale .............                       (4,995,239)
                                            -----------      -----------

                                               (195,391)      (6,888,599)
                                            -----------      -----------

             Balance, end of year .....     $    12,574(a)   $    185,864
                                            ===========      ============

             (a)  Included in other assets


Note D - Real Estate Development and Financing

The Company is in the process of developing and/or acquiring state-of-the-art, multiplex movie theaters (the "Theaters") in various states throughout the continental United States. The cost of the Theaters is expected to be approximately $75,000,000. A major film exhibitor, Carmike Cinemas, Inc. (the "Lessee"), is acting as the development agent for the Company in this endeavor over the course of a two-year "Project Development Period" and will lease and operate each Theater as it is completed. All leases will be triple net leases. Rents will commence on all Theaters at the completion of the Project Development Period and extend over an ensuing initial lease term of sixteen years. At the end of the initial lease term, the Lessee has the option to extend the lease as

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note D - Real Estate Development and Financing  (continued)

to all the Theaters for a term of ten years and thereafter for an additional term of five years at rental rates provided in the lease. In addition, at the end of the initial lease term, the Lessee has an option to purchase all the Theaters at fair market value, as defined in the lease. Monthly rental payments under the leases will fluctuate with required debt service payments on the Bonds. Rental income from the leases will be accounted for on a straight-line basis, subject to increases or decreases, principally based on changes in the variable base rate of the Bonds described below. During 1998, the Company purchased land for the development of five theaters and commenced construction on three of such sites.

In order to finance 97% of the total expected cost of the Theaters, on November 20, 1997, the Company's subsidiary, Movieplex Realty Leasing, L.L.C. (the "Lessor") issued $72,750,000 of adjustable rate tender securities, due November 1, 2015 (the "Bonds"). The Bonds were issued in sets of three series, each of which is secured by irrevocable, direct pay letters-of-credit (the "LOCs") from a commercial bank and each LOC with an initial term of five years. The Company expects to continue to use LOCs of this nature to secure the Bonds throughout their terms.

The Bonds bear interest from their date of delivery at a variable base rate indexed to the 30-day, high-grade commercial paper rate. This rate (5.9% at December 31, 1998) is reset weekly and interest is payable monthly. Principal on the Bonds is payable annually commencing in December 2000. Prior to maturity, $59,775,000 of the original Bond principal is scheduled to be amortized. The Bonds may be tendered at par by investors on any interest rate reset date, in which event they may be remarketed by a marketing agent to other investors. The fair value of the Bonds approximates their carrying amount in the financial statements.

Scheduled maturities of bonds payable for the five years subsequent to December 31, 1998 and thereafter are as follows:

               Year Ending
               December 31,                             Amount
               ------------                        -------------

               2000                                $     970,000
               2001                                    1,035,000
               2002                                    1,105,000
               2003                                    1,180,000
               Thereafter                             68,460,000
                                                   -------------
                                                   $  72,750,000
                                                   =============

The remaining 3% of the total expected cost of the Theaters is being financed from equity invested by the Lessor. Subsidiaries of the Company own 100% of the Common Membership (or shareholdings) of the Lessor which is a Limited Liability Company. In addition, these same subsidiaries own 1% of the Preferred Membership of the Lessor in return for a cash investment of $22,500 and a third party owns 99% of the Preferred Membership in return for a cash investment of $2,227,500 (of which $1,500,000 has been paid at December 31, 1998, with the balance due prior to the end of the Project Development Period). Preferred Membership interests are entitled to a preferred rate of return based on three month LIBOR.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note E - Income Taxes

The income tax (benefit) provision, all of which is current, consists of the following:

                                                Year Ended
                                                December 31,
                                     -----------------------------
                                          1998              1997
                                     ------------      -----------

            Federal                  $    (22,143)     $    53,000
            State and local               (85,654)         448,735
                                     ------------      -----------

                                     $   (107,797)     $   501,735
                                     ============      ===========

At December 31, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $12,166,000, which expires from 2005 to 2018.

The Company's deferred tax asset consists of the following as of December 31, 1998:

            Net operating loss carryforward                     $ 5,597,000
            AMT tax credit carryforward                              10,000
            Litigation provision                                    207,000
            Accounts receivable and other reserves                  161,000

                                                                  5,975,000
            Valuation allowance                                  (5,975,000)
                                                                -----------
            Net asset                                           $         0
                                                                ===========

The valuation allowance increased by approximately $650,000 during 1998 and decreased by $1,225,000 during 1997.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note E - Income Taxes (CONTINUED)

The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                                              Year Ended
                                                                                             December 31,
                                                                                          -------------------
                                                                                           1998         1997
                                                                                           ----         ----
            Statutory rate                                                                (34.0)%        34.0%
            State and local taxes, net of federal income tax effect                         4.3           9.3
            Nondeductible expenses                                                          3.9            .7
            Other                                                                                          .6
            Reversal of prior year tax overaccrual                                         (7.2)
            Utilization of carryforward losses                                                          (28.9)
            Valuation allowance                                                            18.2
                                                                                          -----         -----
            Effective rate                                                                (14.8)%        15.7%
                                                                                          =====          ====

The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for the years 1985 through 1989. The IRS has proposed certain adjustments to the returns which results in a tax deficiency of approximately $348,000 (exclusive of interest). The Company has consented to the proposed adjustments and awaits the IRS's final approval. In a prior year, the Company had recorded a liability amounting to $487,000 for income tax and interest related to the years under examination and, accordingly, after giving effect to $60,000 of additional state and local tax deficiencies related to the IRS adjustments, in 1998, the Company accrued additional interest expense of $312,000 related to the tax deficiency, thereby increasing the liability to $799,000 at December 31, 1998.

Note F - Incentive Compensation Plan

The Company has reserved an aggregate of 750,000 shares of its common stock for issuance to officers and other key employees in the form of incentive or nonqualified stock options, stock appreciation rights, or restricted stock awards pursuant to its 1990 Incentive Compensation Plan (the "Plan"). Incentive stock options granted under the Plan must be exercisable at a price per share not less than 100% (110% in the case of a 10% stockholder) of the fair market value of the Company's common stock on the date of grant. Options cannot be exercised after ten years (five years in the case of a 10% stockholder) from the date of grant. Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. During 1992, options to purchase
150,000 shares were granted at an exercise price of $.5625 per share. In 1996, 50,000 options were cancelled. As of December 31, 1998, there are 100,000 outstanding options to purchase common stock, all of which are exercisable.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note G - Commitments

[1] The Company occupies office space under a lease expiring on February 28, 2006. Rental expense for such lease was $164,819 and $151,200 for the years ended December 31, 1998 and 1997, respectively.

      Minimum future annual rental payments at December 31, 1998 are as follows:

                1999                                          $   127,900
                2000                                              127,900
                2001                                              127,900
                2002                                              127,900
                2003                                              127,900
                Thereafter                                        276,900
                                                              -----------

                                                              $   916,400
                                                              ===========

[2]   The Company has a Retirement  Savings Plan for its employees,  pursuant to
      Section 401(k) of the Internal Revenue Code. The Company, at its discretion, may match 25% of contributions. Employee contributions to the Plan and the Company's matching contributions vest immediately. The Company's contribution to the Plan in 1998 and 1997 applicable to continuing operations was approximately $9,800 and $9,000, respectively.


Note H - Litigation

In May 1996, the Company was served with a summons and complaint in connection with a class action commenced in March 1996 against multiple parties. This action was filed in the Superior Court of California, County of Riverside and is currently pending in that court. The plaintiffs brought this action on behalf of themselves and all other purchasers of bonds issued by the Housing Authority of the County of Riverside for the Whitewater Garden Apartments project and the Ironwood Apartments project (the "Bonds"). The plaintiffs maintain that in connection with the issuance and underwriting of the Bonds, the defendants negligently and fraudulently misrepresented that the interest on the Bonds would be exempt from federal income tax. The plaintiffs are seeking damages for taxes, penalties, and interest they have paid or are obligated to pay, attorneys' fees, costs, punitive damages, and other relief the court deems just. The plaintiffs maintain that taxes, interest, and penalties are in excess of $3 million or an amount to be proved at the time of trial.

The  Company  plans  to  defend  vigorously   against  all  of  the  plaintiffs'
allegations involving it. The ultimate resolution of this action is not presently determinable.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998

Note I - Financial Information Relating to Operating Segments

The Company's reportable segments are strategic business units that offer different services as described in Note A. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of a segment based on income or loss from operations before income taxes.

                                                                          Year Ended December 31, 1998
                                                      --------------------------------------------------------------------
                                                                            Financial
                                                         Merchant          Consulting        Technology
                                                          Banking           Services         Services            Total
                                                      --------------    -------------    -------------     ---------------
         Equity in net income of investees            $       22,101                                       $        22,101
         Interest income                                   3,919,885                                             3,919,885
         Other revenues                                    1,526,873    $   1,040,000                            2,566,873
         Interest expense                                  4,993,779                                             4,993,779
         Depreciation and amortization                        36,779                     $      42,630              79,409
         Income (loss) from operations                      (551,938)         171,077         (351,345)           (732,206)
         Segment assets                                   83,377,206           21,100          141,829          83,540,135
         Capital expenditures                             20,077,022                            94,074          20,171,096
         Investment in equity method investee                 12,574                                                12,574


                                                                    Year Ended December 31, 1997
                                                      --------------------------------------------------
                                                                              Financial
                                                           Merchant         Consulting
                                                           Banking           Services           Total
                                                      --------------    --------------   ---------------
        Equity in net income of investees             $    5,656,080                     $     5,656,080
        Interest income                                      725,412                             725,412
        Other revenues                                      (273,519)   $      255,938           (17,581)
         Interest expense                                    660,088                             660,088
        Depreciation and amortization                         27,576                              27,576
        Income from operations                             3,062,072           128,893         3,190,965
        Segment assets                                    81,627,959           190,793        81,818,752
         Capital expenditures                                 38,546                              38,546
        Investment in equity method investee                 185,864                             185,864

All of the Company's revenues are attributable to, and all of its long-lived assets are located, in the United States.

HELMSTAR GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1998


Note J - Sale of Mortgage Banking Subsidiary

During 1997, the Company sold its wholly owned subsidiary, Citizens Mortgage Service Company ("Citizens"), to IMN Financial Corp. for approximately $375,000. The Company recorded a loss from this transaction of approximately $231,000. The Company has received approximately $111,000 from the purchaser and has a receivable at December 31, 1998 of approximately $264,000 which is past due. The Company has commenced arbitration proceedings for breach of contract seeking to recover the amount due, including accrued interest.

For the year ended December 31, 1997, condensed results of operations of Citizens, which are reflected as discontinued operations in the accompanying financial statements, are presented below:


          Revenues                                             $   1,106,519
          Expenses                                                (1,861,928)
                                                               -------------

          Loss from operations                                 $    (755,409)
                                                               =============

Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.
         None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters  and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

                  The information required to be furnished pursuant to this item is set forth under the caption "Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1998, the period covered by this Form 10-KSB, and is incorporated herein by reference.


Item 10.  Executive Compensation.

                  The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1998, the period covered by this Form 10-KSB, and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management


                  The information required to be furnished pursuant to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1998, the period covered by this Form 10-KSB, and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

                  The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1998, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.

                  (a)      Exhibits

                  Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are hereby incorporated by reference.

                  3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989, September 14, 1990 and December 2, 1991. Certificate of change of location of registered office and of registered agent filed on May 7, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

                  3.2         Amended and  Restated  By-Laws of the  Registrant.
                              (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                  10.1 Lease of the Company's executive offices, dated February 29, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

                  10.2 Helmstar Group, Inc. 1990 Incentive Compensation Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.)

                  10.3 Amendment to the Helmstar Group, Inc. 1990 Incentive Compensation Plan. (Incorporated by
                              reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

                  10.4 Sale of Citizens Mortgage Service Company to IMN Financial Corp, dated September 5, 1997 (Incorporated by reference to the Registrant's Current Report on Form 8-K, dated September 19, 1997.)

                  10.5 Indenture of Trust between Movieplex Realty Leasing, L.L.C. and First Union National Bank, as Trustee, dated November 1, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.6 Form of Bond. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.7 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)(1)

                  10.8 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)(1)

                  10.9 Form of Letter of Credit. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.10 Form of Bond Purchase Agreement between Movieplex Realty Leasing, L.L.C. and {the Purchaser], dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.11 Agency and Development Agreement between Movieplex Realty Leasing, L.L.C. and Carmike Cinemas, Inc., dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  21.0        Subsidiaries of the Registrant.


                  (b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                  ----------
                  (1) Portions of this exhibit have been deleted per the Registrant's request for confidential treatment and filed seperately with the Commission pursuant to Rule 24b-2.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.


Helmstar Group, Inc.


    /s/ George W. Benoit
    --------------------
    George W. Benoit, Chairman of the Board
                  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March, 1999.


         Signature                       Title
         ---------                       -----


/s/George W. Benoit          Chairman of the Board, President,
-------------------          Chief Executive Officer
(George W. Benoit)


/s/Joseph G. Anastasi        Director
---------------------
(Joseph G. Anastasi)


/s/Charles W. Currie         Director
--------------------
(Charles W. Currie)


/s/James J. Murtha           Director
------------------
(James J. Murtha)


/s/David W. Dube             Director
----------------
(David W. Dube)