Form 10QSB
period 1999-03-31
HELMSTAR GROUP INC
filed 1999-05-17
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



      (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1999

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

                              Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                    Outstanding at April 30, 1999
     -----------------------------        -----------------------------
     Common stock - par value $.10                5,498,673 shares

                                     PART I

                             FINANCIAL INFORMATION


Item l. Financial Statements.

        The following consolidated financial statements of Helmstar Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission.

        The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,       December 31,
                                                         1999             1998
                                                    ------------      ------------
                                                     (Unaudited)
            ASSETS
Cash and cash equivalents .......................   $    923,507      $  1,040,955
Marketable securities ...........................      7,317,712         7,856,410
Other short term investments -
        restricted ..............................     43,800,104        52,020,895
Real estate to be leased, under
        development .............................     28,265,750        19,979,854
Furniture, equipment and
        leasehold improvements - at cost,
        less accumulated depreciation and
        amortization of $323,573 in
        1999 and $302,482 in 1998 ...............        241,056           211,634
Deferred financing costs, less
        accumulated amortization of $137,222
        in 1999 and $109,998 in 1998 ............      1,788,953         1,816,177
Other assets ....................................        591,936           614,210
                                                    ------------      ------------

                TOTAL ...........................   $ 82,929,018      $ 83,540,135
                                                    ============      ============

         LIABILITIES
Bonds payable ...................................   $ 72,750,000      $ 72,750,000
Accrued expenses and other
        liabilities .............................      3,320,852         3,260,661
                                                    ------------      ------------

                Total liabilities ...............     76,070,852        76,010,661
                                                    ------------      ------------

Due to Preferred Member .........................      1,500,000         1,500,000
                                                    ------------      ------------

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(continued)

                                                       March 31,       December 31,
                                                         1999             1998
                                                    ------------      ------------
                                                     (Unaudited)
           STOCKHOLDERS' EQUITY
Common stock - authorized
        10,000,000 shares, par value
        $.10; issued 6,749,600 shares
        in 1999 and 1998 ........................        674,960           674,960
Paid-in surplus .................................     14,984,510        14,984,510
(Deficit) .......................................     (7,253,595)       (6,605,467)
                                                    ------------      ------------

                Total ...........................      8,405,875         9,054,003

Less treasury stock, at cost -
        1,313,927 shares in 1999 and
        1,296,227 in 1998 .......................     (3,047,709)       (3,024,529)
                                                    ------------      ------------

                Total stockholders' equity ......      5,358,166         6,029,474
                                                    ------------      ------------

                TOTAL ...........................   $ 82,929,018      $ 83,540,135
                                                    ============      ============


See Notes to Condensed Consolidated Financial Statements (Unaudited)

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
Revenues:
        Profit from joint ventures ...........                      $    68,682
        Financial consulting fees ............     $    51,578
        Technology placement and
                consulting fees ..............          56,512
        Interest income ......................         702,469        1,061,684
        Income on securities transactions ....         191,841          117,228
                                                   -----------      -----------

                Total revenues ...............       1,002,400        1,247,594
                                                   -----------      -----------

Expenses:
        Compensation and related costs .......         449,632          284,269
        Occupancy cost .......................          41,467           40,175
        General and administrative ...........         123,087           96,745
        Professional fees ....................          91,186           38,027
        Interest .............................         932,313        1,185,333
                                                   -----------      -----------

                Total expenses ...............       1,637,685        1,644,549
                                                   -----------      -----------

Loss before taxes ............................        (635,285)        (396,955)

Provision for income taxes ...................          12,843           45,945
                                                   -----------      -----------

NET LOSS .....................................     $  (648,128)     $  (442,900)
                                                   ===========      ===========


Per common share - basic and diluted:

        Net loss .............................     $      (.12)     $      (.08)
                                                   ===========      ===========

Weighted average number of
        common shares outstanding -
        basic and diluted ....................       5,436,539        5,516,373


See Notes to Condensed Consolidated Financial Statements (Unaudited).

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                         1999                1998
                                                                      -----------        -----------
Cash flows from operating activities:
        Net loss ................................................     $  (648,128)       $  (442,900)
        Adjustments to reconcile net loss to net
                 cash provided by (used in) operating activities:
                Depreciation and amortization ...................          48,315              6,257
                Unrealized loss (gain) from marketable securities         191,635            (68,682)
                Changes in operating assets and liabilities:
                Sale of marketable securities ...................         374,563            211,271
                (Increase) in other assets ......................          (5,226)          (122,423)
                (Decrease) increase in accrued expenses .........          60,191           (390,875)
                                                                      -----------        -----------

Net cash (used in) provided by operating activities .............          21,350            (62,650)
                                                                      -----------        -----------

Cash flows from investing activities:
        Sale of other short term investments - restricted .......       8,220,791            744,702
        Distributions from joint ventures and other investments .                             63,000
        Purchase of land ........................................      (3,361,448)
        Construction in progress ................................      (4,924,448)
        Increase in deferred financing costs ....................                            (82,329)
        Purchase of furniture and equipment .....................         (50,513)
                                                                      -----------        -----------

Net cash (used in) provided by investing activities .............        (115,618)           (19,329)
                                                                      -----------        -----------
Cash flows from financing activities:
        Purchase of treasury stock ..............................         (23,180)
                                                                      -----------        -----------

Net cash provided by financing activities .......................         (23,180)
                                                                      -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............        (117,448)           (81,979)
Cash and cash equivalents at beginning of period ................       1,040,955            802,352
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $   923,507        $   720,373
                                                                      ===========        ===========
Supplemental disclosures of cash flow  information:
   Cash paid during the period for:
                Interest ........................................     $ 1,163,952        $   791,255
                Taxes ...........................................           7,375             31,318

     See Notes to Condensed Consolidated Financial Statements (Unaudited).

                     HELMSTAR GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

l.      SIGNIFICANT ACCOUNTING POLICIES

        The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 1998, which was filed with the Securities and Exchange Commission.

2.      INCOME (LOSS) PER SHARE

        Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

3.      LITIGATION

        The Company is a defendant in a lawsuit. The ultimate outcome of the lawsuit cannot presently be determined, and no provision for any liability that may result has been made in the financial statements, since the amount, if any, cannot be determined.

        There were no significant changes in the status of this litigation during the three months ended March 31, 1999.

4.      REAL ESTATE TO BE LEASED, UNDER DEVELOPMENT

        Real Estate to be Leased, Under Development consists of the following:

                                           March 31,      December 31
                                             1999            1998
                                         -----------     -----------
                                         (Unaudited)

            Land ...................     $17,058,866     $13,697,418
            Construction in progress      11,206,884       6,282,436
                                         -----------     -----------

            Total ..................     $28,265,750     $19,979,854
                                         ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        A. Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998

                Total revenues decreased to $1,002,400 for the three months ended March 31, 1999 from $1,247,594 for the three months ended March 31, 1998.

                There was no profit or loss from joint ventures for the three months ended March 31, 1999, as opposed to $68,682 for the three months ended March 31, 1998. The properties underlying the joint ventures were sold in the fourth quarter of 1997 and the income in 1998 was the receipt of certain remainder rentals due the Company.

                Financial consulting fees were $51,578 for the three months ended March 31, 1999 compared to nil for the three months ended March 31, 1998. Significant variations in this category of revenue are likely to occur due to the transactional nature of the Company's financial consulting business.

                Technology placement and consulting fees increased to $56,512 in the quarter ended March 31, 1999 from nil for the quarter ended March 31, 1998 due to the Company's establishment of a new technology subsidiary, CareerEngine, Inc., in the third quarter of 1998.

                Interest income decreased to $702,469 for the three months ended March 31, 1999 from $1,061,684 for the three months ended March 31, 1998 due to the reduced amount of development funds available for investment as the Company commenced construction, including purchases of land, of the multiplex movie theaters in the fourth quarter of 1998.

                Investment income increased to $191,841 for the three months ended March 31, 1999 compared to $117,228 for the three months ended March 31, 1998 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other securities.

                Total expenses decreased to $1,637,685 for the three months ended March 31, 1999 from $1,644,549 for the three months ended March 31, 1998.

                Compensation and related costs increased to $449,632 for the three months ended March 31, 1999 from $284,269 for the three months ended March 31, 1998, primarily due to the increase in the number of employees in our new technology related business.

                Occupancy costs increased to $41,467 for the three months ended March 31, 1999 from $40,175 for the three months ended March 31, 1998.

                General and administrative expenses increased to $123,087 for the three months ended March 31, 1999 from $96,745 for the three months ended March 31, 1998. The increase was due primarily to the operations of the Company's new technology related business.

                Professional fees increased to $91,186 for the three months ended March 31, 1999 from $38,027 for the three months ended March 31, 1998. The increase is substantially due to the direct costs associated with the generation of technology consulting income recorded in the quarter ending March 31, 1999.

                Interest expense decreased to $932,313 for the three months ended March 31, 1999 from $1,185,333 for the three months ended March 31, 1998 due to the appropriate capitalization of certain interest expenditures since the commencement of the development of the multiplex movie theaters.

                On a pre-tax basis, the Company had a loss of $635,285 for the three months ended March 31, 1999 compared with a loss of $396,955 for the three months ended March 31, 1998. Provision for income taxes for the three months ended March 31, 1999 decreased to $12,843 compared to $45,945 for the three months ended March 31, 1998. The current provision consists solely of state and local taxes for the current period and an adjustment for the prior period. For Federal income tax purposes, as of
                December 31, 1998, the Company had net operating loss carryforwards of approximately $12,166,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2018.

                The Company's net loss for the three months ended March 31, 1999 was $648,128 compared with a net loss of $442,900 for the three months ended March 31, 1998. For the three months ended March 31, 1999, net loss was $.12 per share. For the three months ended March 31, 1998, net loss was $.08 per share.

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

                The Company issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds") during 1997. The Bonds were issued to finance 97% of the cost of the Company's Real Estate Development Program. The 3% balance, $2,250,000, is being provided as a capital contribution from the Preferred Member of the Company's Lessor subsidiary, Movieplex Realty Leasing, L.L.C.

                The Bonds pay interest from the date of delivery on the first Monday of each month for the preceding four or five week period commencing January 5, 1998 and principal annually on the first Monday of November commencing in the year 2000. Various commercial banks which provided letters of credit securing payment on the Bonds are due letter of credit ("LOC") fees which are payable on the same dates as the Bond interest commenced in 1998. In addition, a preferred return on capital contributed due to the Preferred Members, payable on the same due dates as is the interest on the Bonds but commencing in January of the year 2000.

                All debt service on the Bonds, while bank letters of credit are effectively in force, is paid directly from draws on those LOCs. The banks are then reimbursed by the Lessor directly. During the period from November 1997 through November 1999, all reimbursements to the banks and bank fees will be paid from Bond proceeds. Thereafter all reimbursements to the banks for debt service on the Bonds as well as fees and the preferred return to Preferred Members will be paid from rent which commen on December 1, 1999. In addition, the rent will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis. Prior to the utilization of these proceeds to pay for the costs in connection with the construction of multiplex movie theaters (the "Theaters"), they will be invested in liquid short-term instruments.

                While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, as well as future operational costs of the newly formed technology and consulting focused ventures, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of March 31, 1999, except for the development of the Theaters with funds provided by the issuance of the Bonds.

                Year 2000 Issue

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

                        Exhibit 27 -- Financial Data Schedule - see below

                (b)     Reports on Form 8-K:

                        --      The Company did not file any reports on Form 8-K
                        during the three months ended March 31, 1999.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    HELMSTAR GROUP, INC.



                                                   /s/ George W. Benoit
                                                   --------------------
Date: May 17, 1999                                     George W. Benoit,
                                                       Chairman of the Board
                                                       of Directors, President,
                                                       Chief Executive Officer




                                                   /s/ Anthony S. Conigliaro
                                                   -------------------------
Date: May 17, 1999                                     Anthony S. Conigliaro,
                                                       Vice President and
                                                       Chief Financial Officer