Form 10QSB
period 1999-06-30
HELMSTAR GROUP INC
filed 1999-08-13
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



      (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

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

                              Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at July 31, 1999
           -----                    ----------------------------

Common stock - par value $.10                5,435,673 shares
-----------------------------                ----------------

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

        The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

HELMSTAR GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
                                                      1999              1998
                                                 ------------      ------------
                                                  (Unaudited)
            ASSETS
Cash and cash equivalents ..................     $  1,664,257      $  1,040,955
Marketable securities ......................        6,932,145         7,856,410
Other short term investments -
        restricted .........................       29,743,670        52,020,895
Real estate to be leased, under
        development ........................       45,929,664        19,979,854
Furniture, equipment and
        leasehold improvements - at cost,
        less accumulated depreciation and
        amortization of $350,538 in
        1999 and $302,482 in 1998 ..........          315,319           211,634
Deferred financing costs, less
        accumulated amortization of $164,447
        in 1999 and $109,998 in 1998 .......        1,761,728         1,816,177
Other assets ...............................        1,038,494           614,210
                                                 ------------      ------------

                TOTAL ......................     $ 87,385,277      $ 83,540,135
                                                 ============      ============

         LIABILITIES
Bonds payable ..............................     $ 72,750,000      $ 72,750,000
Accrued expenses and other
        liabilities ........................        7,226,499         3,260,661
                                                 ------------      ------------

                Total liabilities ..........       79,976,499        76,010,661
                                                 ------------      ------------

Due to Preferred Member ....................        2,250,000         1,500,000
                                                 ------------      ------------

                    STOCKHOLDERS' EQUITY
Common stock - authorized
        10,000,000 shares, par value
        $.10; issued 6,749,600 shares
        in 1999 and 1998 ...................          674,960           674,960
Paid-in surplus ............................       14,984,510        14,984,510
(Deficit) ..................................       (7,452,983)       (6,605,467)
                                                 ------------      ------------

                Total ......................        8,206,487         9,054,003

Less treasury stock, at cost -
        1,313,927 shares in 1999 and
        1,296,227 shares in 1998 ...........       (3,047,709)       (3,024,529)
                                                 ------------      ------------

                Total stockholders' equity .        5,158,778         6,029,474
                                                 ------------      ------------

                TOTAL ......................     $ 87,385,277      $ 83,540,135
                                                 ============      ============

See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                    HELMSTAR GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                          June 30,
                                                1999              1998            1999              1998
                                              -------          -----------      -------          -----------
Revenues:
        Profit (loss) from
         joint ventures .................     $      --        $   (59,155)     $      --        $     9,527
        Financial consulting fees .......            --               --             51,578             --
        Technology placement and
         consulting fees ................         183,924             --            240,436             --
        Interest income .................         555,548        1,067,469        1,258,017        2,129,152
        Investment income ...............         890,015          796,274        1,081,856          913,503
                                              -----------      -----------      -----------      -----------
                Total revenues ..........       1,629,487        1,804,588        2,631,887        3,052,182
                                              -----------      -----------      -----------      -----------

Expenses:
        Compensation and related costs ..         670,613          289,609        1,120,246          573,878
        Occupancy cost ..................          42,497           47,193           83,964           87,369
        General and administrative ......         190,074           85,353          313,160          182,098
        Professional fees ...............         151,906           90,000          243,092          128,027
        Interest ........................         773,106        1,155,373        1,705,419        2,340,706
                                              -----------      -----------      -----------      -----------

                Total expenses ..........       1,828,196        1,667,528        3,465,881        3,312,078
                                              -----------      -----------      -----------      -----------

Income (loss) before taxes ..............        (198,709)         137,060         (833,994)        (259,896)

Provision (benefit) for
        income taxes ....................             680          (22,008)          13,522           23,937
                                              -----------      -----------      -----------      -----------

Income (loss) ...........................        (199,389)         159,068         (847,516)        (283,833)
                                              ===========      ===========      ===========      ===========
Per common share - basic and diluted:

Income (loss) ...........................     $      (.04)     $       .03      $      (.16)     $      (.05)
                                              ===========      ===========      ===========      ===========

Weighted average number of
        common shares outstanding - basic       5,435,673        5,514,373        5,436,108        5,515,376
Effect of dilutive employee
        stock options ...................                           60,000
                                              -----------      -----------      -----------      -----------
Weighted average number of
        common shares - diluted
        income (loss) per share .........       5,435,673        5,574,373        5,436,108        5,515,376
                                              ===========      ===========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                    HELMSTAR GROUP, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             --------------------------------
                                                                                   1999               1998
Cash flows from operating activities:
        Net income (loss) .............................................      $   (847,516)      $   (283,833)
        Adjustments to reconcile net (loss) to net
                 cash provided by (used in) operating activities:
                Depreciation and amortization .........................           102,505             14,106
                Unrealized (gain) from joint ventures
                 and other investments ................................              --               (9,527)
                Changes in operating assets and liabilities:
                 Increase (decrease) in other assets ..................          (424,284)           146,757
                 Sale (purchase) of marketable securities - net .......           924,265           (360,968)
                 Increase (decrease) in accrued expenses ..............         3,965,838           (377,128)
                                                                             ------------       ------------

Net cash provided by (used in) operating activities ...................         3,720,808           (870,593)
                                                                             ------------       ------------
Cash flows from investing activities:
        Sale of investment securities - net ...........................        22,277,225         10,027,316
        Distributions from joint ventures and other investments .......              --               76,980
        Purchase of land ..............................................              --           (9,117,495)
        Increase in construction in progress ..........................       (25,949,810)          (125,058)
        Increase in deferred financing costs ..........................              --              (16,210)
        Purchase of fixed assets ......................................          (151,741)           (13,174)
        Increase in due to preferred member ...........................           750,000               --
                                                                             ------------       ------------

Net cash provided by investing activities .............................        (3,074,326)           832,359
                                                                             ------------       ------------
Cash flows from financing activities:
        Purchase of treasury stock ....................................           (23,180)            (2,330)
                                                                             ------------       ------------

Net cash provided by (used in) financing activities ...................           (23,180)            (2,330)
                                                                             ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................           623,302            (40,564)
Cash and cash equivalents at beginning of period ......................         1,040,955            802,352
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................      $  1,664,257       $    761,788
                                                                             ============       ============
Supplemental disclosures of cash flow  information:
 Cash paid during the period for:
                Interest ..............................................      $  2,486,827       $  1,968,698
                Taxes .................................................      $      7,375       $     39,718

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


3.      REAL ESTATE TO BE LEASED, UNDER DEVELOPMENT

        Real Estate to be Leased, Under Development consists of the following:

                                                  June 30,        December 31
                                                    1999             1998
                                               (Unaudited)

                Land                            $17,058,866      $13,697,418
                Construction in progress         28,870,798        6,282,436
                                                -----------      -----------

                Total                           $45,929,664      $19,979,854
                                                ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        A.      Three Months Ended June 30, 1999 Compared
                -----------------------------------------
                with Three Months Ended June 30, 1998
                -------------------------------------

                Total revenues decreased to $1,629,487 for the three months ended June 30, 1999 from $1,804,588 for the three months ended June 30, 1998.

                There was no profit or loss from joint ventures for the three months ended June 30, 1999, as opposed to a loss of $59,155 for the three months ended June 30, 1998. The properties underlying the joint ventures were sold in the fourth quarter of 1997 and the loss for the three months ended June 30, 1998 represented final adjustments per the terms of the sales contract.

                Technology placement and consulting fees increased to $183,924 in the three months ended June 30, 1999 from nil for the three months ended June 30, 1998 due to the Company's establishment of a technology related subsidiary, CareerEngine, Inc., in the third quarter of 1998.

                Interest income decreased to $555,548 for the three months ended June 30, 1999 from $1,067,469 for the three months ended June 30, 1998 as the Company commenced development of multiplex movie theaters in the fourth quarter of 1998 which reduced the amount of funds available for investment.

                Investment income increased to $890,015 for the three months ended June 30, 1999 compared to $796,274 for the three months ended June 30, 1998 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other investment instruments.

                Total expenses increased to $1,828,196 for the three months ended June 30, 1999 from $1,667,528 for the three months ended June 30, 1998.

                Compensation and related costs increased to $670,613 for the three months ended June 30, 1999 from $289,609 for the three months ended June 30, 1998, primarily due to the increase in the number of employees in our technology related business.

                Occupancy costs decreased to $42,497 for the three months ended June 30, 1999 from $47,193 for the three months ended June 30, 1998.

                General and administrative expenses increased to $190,074 for the three months ended June 30, 1999 from $85,253 for the three months ended June 30, 1998. The increase was due primarily to the operations of the Company's technology related business.

                Professional fees increased to $151,906 for the three months ended June 30, 1999 from $90,000 for the three months ended June 30, 1998. The increase is due to the incurrence of direct costs associated with consulting fees earned, and increased legal and accounting fees for the three months ended June 30, 1999.

                Interest expense decreased to $773,106 for the three months ended June 30, 1999 from $1,155,373 for the three months ended June 30, 1998 due to the capitalization of interest expense during the development phase of the multiplex movie theaters.

                On a pre-tax basis, the Company had a loss of $198,709 for the three months ended June 30, 1999 compared with a profit of $137,060 for the three months ended June 30, 1998. Provision for income taxes for the three months ended June 30, 1999 decreased to $680 compared to a benefit of $22,008 for the three months ended June 30, 1998. The current provision consists solely of state and local taxes for the current period while the benefit for the three months ended June 30, 1998 was an adjustment for a prior period. For Federal income tax purposes, as of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,166,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2018.

                The Company's net loss for the three months ended June 30, 1999 was $199,389 compared with a net profit of $159,068 for the three months ended June 30, 1998. For the three months ended June 30, 1999, net loss was $.04 per share. For the three months ended June 30, 1998, net profit was $.03 per share.

                Six Months Ended June 30, 1999 Compared
                ---------------------------------------
                with Six Months Ended June 30, 1998
                -----------------------------------

                Total revenues decreased to $2,631,887 for the six months ended June 30, 1999 from $3,052,182 for the six months ended June 30, 1998.

                There was no profit or loss from joint ventures for the six months ended June 30, 1999, as opposed to a profit of $9,527 for the six months ended June 30, 1998. The properties underlying the joint ventures were sold in the fourth quarter of 1997 and the profit for the six months ended June 30, 1998 represented final adjustments per the terms of the sales contract.

                Financial consulting fees were $51,578 for the six months ended June 30, 1999 compared to nil for the six months ended June 30, 1998. Significant variations in this category of revenue are likely to occur due to the transactional nature of the Company's financial consulting business.

                Technology placement and consulting fees increased to $240,436 for the six months ended June 30, 1999 from nil for the six months ended June 30, 1998 due to the Company's establishment of a technology related subsidiary, CareerEngine, Inc., in the third quarter of 1998.

                Interest income decreased to $1,258,017 for the six months ended June 30, 1999 from $2,129,152 for the six months ended June 30, 1998 as the Company commenced development of multiplex movie theaters in the fourth quarter of 1998 which reduced the amount of funds available for investment.

                Investment income increased to $1,081,856 for the six months ended June 30, 1999 compared to $913,503 for the six months ended June 30, 1998 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other investment instruments.

                Total expenses increased to $3,465,881 for the six months ended June 30, 1999 from $3,312,078 for the six months ended June 30, 1998.

                Compensation and related costs increased to $1,120,246 for the six months ended June 30, 1999 from $573,878 for the six months ended June 30, 1998, primarily due to the increase in the number of employees in our technology related business.

                Occupancy costs decreased to $83,964 for the six months ended June 30, 1999 from $87,369 for the six months ended June 30, 1998.

                General and administrative expenses increased to $313,160 for the six months ended June 30, 1999 from $182,098 for the six months ended June 30, 1998. The increase was due primarily to the operations of the Company's technology related business.

                Professional fees increased to $243,092 for the six months ended June 30, 1999 from $128,027 for the six months ended June 30, 1998. The increase is due to the incurrence of direct costs associated with consulting fees earned, and increased legal and accounting fees for the six months ended June 30, 1999.

                Interest expense decreased to $1,705,419 for the six months ended June 30, 1999 from $2,340,706 for the six months ended June 30, 1998 due to the capitalization of interest expense during the development phase of the multiplex movie theaters.

                On a pre-tax basis, the Company had a loss of $833,994 for the six months ended June 30, 1999 compared with a loss of $259,896 for the six months ended June 30, 1998. Provision for income taxes for the six months ended June 30, 1999 decreased to $13,522 compared to $23,937 for the six months ended June 30, 1998. The provision consists solely of state and local taxes for the current period. For Federal income tax purposes, as of December 31, 1998, the
Company had net operating loss carryforwards of approximately $12,166,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2018.

                The Company's net loss for the six months ended June 30, 1999 was $847,516 compared with a net loss of $283,833 for the six months ended June 30, 1998. For the six months ended June 30, 1999, net loss was $.16 per share. For the six months ended June 30, 1998, net loss was $.05 per share.


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

                The Bonds pay interest from the date of delivery on the first Monday of each month for the preceding four or five week period commencing January 5, 1998 and principal annually on the first Monday of November commencing in the year 2000. Various commercial banks which provided letters of credit securing payment on the Bonds are due letter of credit ("LOC") fees which are payable on the same dates as the Bond interest commenced in 1998. In addition, a preferred return on capital contributed is due to the Preferred Member, payable on the same due dates as is the interest on the Bonds but commencing in January of the year 2000.

                All debt service on the Bonds, while bank letters of credit are effectively in force, is paid directly from draws on those LOCs. The banks are then reimbursed by the Lessor directly. During the period from November 1997 through November 1999, all reimbursements to the banks and bank fees will be paid from Bond proceeds. Thereafter all reimbursements to the banks for debt service on the Bonds as well as fees and the preferred return to the Preferred Member will be paid from rent which commences on December 1, 1999. In addition, the rent will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis. Prior to the utilization of these proceeds to pay for the costs in connection with the construction of multiplex movie theaters, they will be invested in liquid short-term instruments.

                While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, as well as future operational costs of the newly formed technology and consulting focused ventures, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of June 30, 1999, except the development of the multiplex movie theaters with funds provided by the issuance of the Bonds.

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

                        Exhibit 27 - Financial Data Schedule -- See below.

                (b)     Reports on Form 8-K:

                        The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    HELMSTAR GROUP, INC.



                                                   /s/ George W. Benoit
                                                   --------------------
Date: August 13, 1999                                  George W. Benoit,
                                                       Chairman of the Board
                                                       of Directors, President,
                                                       Chief Executive Officer




                                                   /s/ Anthony S. Conigliaro
                                                   -------------------------
Date: August 13, 1999                                  Anthony S. Conigliaro,
                                                       Vice President and
                                                       Chief Financial Officer