Form 10QSB
period 1999-09-30
HELMSTAR GROUP INC
filed 1999-11-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



      (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1999

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

                              Yes  [ X ]   No  [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at October 31, 1999
           -----                    -------------------------------

Common stock - par value $.10                5,435,673 shares
-----------------------------                ----------------

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

         The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

                      HELMSTAR GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    Sept 30,        December 31,
                                                      1999              1998
                                                 ------------      ------------
                                                  (Unaudited)
             ASSETS
Cash and cash equivalents ..................     $  1,097,271      $  1,040,955
Marketable securities ......................        6,327,870         7,856,410
Other short term investments
    restricted .............................       18,348,582        52,020,895
Real estate to be leased, under
    development ............................       64,531,420        19,979,854
Furniture, equipment and
    leasehold improvements - at cost,
    less accumulated depreciation and
    amortization of $412,459 in
    1999 and $302,482 in 1998 ..............          659,128           211,634
Deferred financing costs, less
    accumulated amortization of $191,672
    in 1999 and $109,998 in 1998 ...........        1,734,503         1,816,177
Other assets ...............................        1,351,610           614,210
                                                 ------------      ------------

         TOTAL .............................     $ 94,050,384      $ 83,540,135
                                                 ============      ============
         LIABILITIES

Bonds payable ..............................     $ 72,750,000      $ 72,750,000
Accrued expenses and other
    liabilities ............................       14,633,903         3,260,661
                                                 ------------      ------------

         Total liabilities .................       87,383,903        76,010,661
                                                 ------------      ------------

Due to Preferred Member ....................        2,250,000         1,500,000
                                                 ------------      ------------

             STOCKHOLDERS' EQUITY

Common stock - authorized
    10,000,000 shares, par value
    $.10; issued 6,749,600 shares
    in 1999 and 1998 .......................          674,960           674,960
Paid-in surplus ............................       14,984,510        14,984,510
(Deficit) ..................................       (8,195,280)       (6,605,467)
                                                 ------------      ------------

         Total .............................        7,464,190         9,054,003

Less treasury stock, at cost -
    1,313,927 shares in 1999 and
    1,296,227 shares in 1998 ...............       (3,047,709)       (3,024,529)
                                                 ------------      ------------

         Total stockholders' equity ........        4,416,481         6,029,474
                                                 ------------      ------------

         TOTAL .............................     $ 94,050,384      $ 83,540,135
                                                 ============      ============

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                                  HELMSTAR GROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                               Three Months Ended                 Nine Months Ended
                                                    Sept 30,                          Sept 30,
                                          ----------------------------      ----------------------------
                                              1999             1998             1999             1998
                                          -----------      -----------      -----------      -----------

Revenues:
    Profit from joint ventures ......     $      --        $      --        $      --        $     9,527
    Financial consulting fees .......            --               --             51,578             --
    Technology placement and
      consulting fees ...............         150,042             --            390,478             --
    Interest income .................         388,155          942,442        1,646,172        3,071,594
    Investment income ...............         251,105          717,291        1,332,960        1,630,794
    Other income ....................         225,000            1,500          225,000            1,500
                                          -----------      -----------      -----------      -----------

         Total Revenues .............       1,014,302        1,661,233        3,646,188        4,713,415
                                          -----------      -----------      -----------      -----------

Expenses:
    Compensation and related costs ..         658,244          352,687        1,778,490          926,565
    Occupancy cost ..................          56,612           46,357          140,576          133,726
    General and administrative ......         535,685          115,307          848,845          297,405
    Professional fees ...............          84,774           93,191          327,866          221,218
    Interest ........................         421,283        1,086,435        2,126,702        3,427,141
                                          -----------      -----------      -----------      -----------

         Total Expenses .............       1,756,598        1,693,977        5,222,479        5,006,055
                                          -----------      -----------      -----------      -----------

Profit (loss) before taxes ..........        (742,296)         (32,744)      (1,576,291)        (292,640)

Income tax (benefit) ................            --           (110,271)          13,523          (86,334)
                                          -----------      -----------      -----------      -----------

NET INCOME (LOSS) ...................     $  (742,296)     $    77,527      $(1,589,814)     $  (206,306)

Per common share - basic and diluted
  Net income (loss) .................     $      (.14)     $       .01      $      (.29)     $      (.04)
                                          ===========      ===========      ===========      ===========
Weighted average number of
    common shares outstanding - basic       5,435,673        5,473,373        5,435,964        5,501,371
Effect of dilutive employee
    stock options ...................            --             71,000             --               --
                                          -----------      -----------      -----------      -----------
Weighted average number of
    common shares - diluted
    income (loss) per share .........       5,435,673        5,544,373        5,435,964        5,501,371
                                          ===========      ===========      ===========      ===========

      See Notes to Condensed Consolidated Financial Statements (Unaudited).

                            HELMSTAR GROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                              ------------------------------
                                                                   1999              1998
                                                              ------------      ------------
Cash flows from operating activities:
  Net (loss) income .....................................     $ (1,589,814)     $   (206,306)
  Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
    Depreciation and amortization .......................          191,651            55,825
    Unrealized (gain) from joint ventures
     and other investments ..............................             --              (9,527)
    Loss on sale or abandonment of fixed assets .........             --               3,746
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets .................         (737,400)            3,695
    Sale (purchase) of marketable securities - net ......        1,528,540          (394,640)
    Increase (decrease) in accrued expenses .............       11,373,243          (517,289)
                                                              ------------      ------------
Net cash provided by (used in) operating activities .....       10,766,220        (1,064,496)
                                                              ------------      ------------
Cash flows from investing activities:
  Sale of investment securities - net ...................       33,672,313        11,466,853
  Distributions from joint ventures and other investments             --             195,391
  Purchase of land ......................................       (3,361,448)       (10,097,315)
  Increase in construction in progress ..................      (41,190,118)         (316,218)
  Increase in deferred financing costs ..................             --             (21,237)
  Purchase of fixed assets ..............................         (557,471)         (181,381)
  Proceeds from the sale of fixed assets ................             --               2,350
                                                              ------------      ------------
Net cash (used in) provided by investing activities .....      (11,436,724)        1,048,443
                                                              ------------      ------------
Cash flows from financing activities:
  Increase in Preferred Member Capital ..................          750,000              --
  Purchase of treasury stock ............................          (23,180)          (95,930)
                                                              ------------      ------------
Net cash provided by (used in) financing activities .....          726,820           (95,930)
                                                              ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....           56,316          (111,983)
Cash and cash equivalents at beginning of period ........        1,040,955           802,352
                                                              ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............     $  1,097,271      $    690,369
                                                              ============      ============

Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
    Interest (net of amounts capitalized) ...............     $  2,442,572      $  3,165,302
    Income taxes ........................................     $      7,375      $     69,718

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

3.       REAL ESTATE TO BE LEASED, UNDER DEVELOPMENT

         Real Estate to be Leased, Under Development consists of the following:

                                          Sept 30,                December 31
                                            1999                     1998
                                         -----------             -----------
                                         (Unaudited)

         Land                            $17,058,866              $13,697,418
         Construction in progress         47,472,554                6,282,436
                                         -----------              -----------

         Total                           $64,531,420              $19,979,854
                                         ===========              ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Certain  statements in the  "Management's  Discussion
                  and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Reform Act. See Part II, Other Information - Item 5.

                  A.       Three Months Ended September 30, 1999 Compared
                           ----------------------------------------------
                           with Three Months Ended September 30, 1998
                           ------------------------------------------

                           Total revenues  decreased to $1,014,302 for the three
                  months ended September 30, 1999 from $1,661,233 for the three months ended September 30, 1998.

                           Technology placement and consulting fees increased to
                  $150,042 for the three months ended September 30, 1999 from nil for the three months ended September 30, 1998 due to the operations of the Company's technology related subsidiary, CareerEngine, Inc., and its affiliates.

                           Interest  income  decreased to $388,155 for the three
                  months ended September 30, 1999 from $942,442 for the three months ended September 30, 1998 as the Company commenced development of its multiplex movie theaters in the fourth quarter of 1998 which continuously reduces the amount of funds available for investment in interest-bearing obligations.

                           Investment income decreased to $251,105 for the three
                  months ended September 30, 1999 compared to $717,291 for the three months ended September 30, 1998 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other investment instruments.

                           Other  income  increased  to  $225,000  for the three
                  months  ended  September  30,  1999 from  $1,500 for the three months ended September 30, 1998, due to the receipt of a reserved receivable relating to the sale of a former subsidiary of the Company.

                           Total expenses  increased to $1,756,598 for the three
                  months ended September 30, 1999 from $1,693,977 for the three months ended September 30, 1998.

                           Compensation  and related costs increased to $658,244
                  for the three months ended September 30, 1999 from $352,687 for the three months ended September 30, 1998, primarily due to the increase in the number of employees in the Company's technology related businesses.

                           Occupancy  costs  increased  to $56,612 for the three
                  months ended September 30, 1999 from $46,357 for the three months ended September 30, 1998.

                           General  and  administrative  expenses  increased  to
                  $535,685 for the three months ended September 30, 1999 from $115,307 for the three months ended September 30, 1998. The increase was due primarily to the operations of the Company's technology related businesses.

                           Professional  fees decreased to $84,774 for the three
                  months ended September 30, 1999 from $93,191 for the three months ended September 30, 1998.

                           Interest expense  decreased to $421,283 for the three
                  months ended September 30, 1999 from $1,086,435 for the three months ended September 30, 1998 due to capitalization of related interest expense during the 24-month development phase of the multiplex movie theaters.

                           On a  pre-tax  basis,  the  Company  had  a  loss  of
                  $742,296 for the three months ended September 30, 1999 compared with a loss of $32,744 for the three months ended September 30, 1998. Provision for income taxes for the three months ended September 30, 1999 decreased to nil compared to a benefit of $110,271 for the three months ended September 30,
                  1998. The benefit for the three months ended September 30, 1998 was due to an adjustment for a prior period. For Federal income tax purposes, as of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,166,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2018.

                           The  Company's  net loss for the three  months  ended
                  September 30, 1999 was $742,296 compared with a net profit of $77,527 for the three months ended September 30, 1998. For the three months ended September 30, 1999, net loss was $.14 per share. For the three months ended September 30, 1998, net profit was $.01 per share.

                           Nine Months Ended September 30, 1999 Compared
                           ---------------------------------------------
                           with Nine Months Ended September 30, 1998
                           -----------------------------------------

                           Total  revenues  decreased to $3,646,188 for the nine
                  months ended September 30, 1999 from $4,713,415 for the nine months ended September 30, 1998.

                           There was no profit or loss from joint  ventures  for
                  the nine months ended September 30, 1999, as opposed to a profit of $9,527 for the nine months ended September 30, 1998. The properties underlying the joint ventures were sold in the fourth quarter of 1997 and the profit for the nine months ended September 30, 1998 represented final adjustments per the terms of the sales contract.

                           Financial  consulting  fees were $51,578 for the nine
                  months ended September 30, 1999 compared to nil for the nine months ended September 30, 1998. Significant variations in this category of revenue are likely to occur due to the transactional nature of the Company's financial consulting business.

                           Technology placement and consulting fees increased to
                  $390,478 for the nine months ended September 30, 1999 from nil for the nine months ended September 30, 1998 due to the operations of the Company's technology related subsidiary, CareerEngine, Inc., and its affiliates.

                           Interest income  decreased to $1,646,172 for the nine
                  months ended September 30, 1999 from $3,071,594 for the nine months ended September 30, 1998 as the Company commenced development of its multiplex movie theaters in the fourth quarter of 1998 which continuously reduces the amount of funds available for investment in interest-bearing obligations.

                           Investment  income  decreased to  $1,332,960  for the
                  nine months ended September 30, 1999 compared to $1,630,794 for the nine months ended September 30, 1998 principally due to the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other investment instruments.

                           Other  income  increased  to  $225,000  for the  nine
                  months ended September 30, 1999 compared to $1,500 for the nine months ended September 30, 1998, due to the receipt of a reserved receivable relating to the sale of a former subsidiary of the Company.

                           Total  expenses  increased to $5,222,479 for the nine
                  months ended September 30, 1999 from $5,006,055 for the nine months ended September 30, 1998.

                           Compensation   and   related   costs   increased   to
                  $1,778,490 for the nine months ended September 30, 1999 from $926,565 for the nine months ended September 30, 1998, primarily due to the increase in the number of employees in the Company's technology related businesses.

                           Occupancy  costs  increased  to $140,576 for the nine
                  months ended September 30, 1999 from $133,726 for the nine months ended September 30, 1998.

                           General  and  administrative  expenses  increased  to
                  $848,845 for the nine months ended September 30, 1999 from $297,405 for the nine months ended September 30, 1998. The increase was due primarily to the operations of the Company's technology related businesses.

                           Professional  fees increased to $327,866 for the nine
                  months ended September 30, 1999 from $221,218 for the nine months ended September 30, 1998. The increase is due to the incurrence of direct costs associated with consulting fees earned, and increased legal and accounting fees for the nine months ended September 30, 1999.

                           Interest expense decreased to $2,126,702 for the nine
                  months ended September 30, 1999 from $3,427,141 for the nine months ended September 30, 1998 due to capitalization of related interest expense during the 24-month development phase of the multiplex movie theaters.

                           On a  pre-tax  basis,  the  Company  had  a  loss  of
                  $1,576,291 for the nine months ended September 30, 1999 compared with a loss of $292,640 for the nine months ended September 30, 1998. Provision for income taxes for the nine months ended September 30, 1999 decreased to $13,523 compared to a benefit of $86,334 for the nine months ended September 30, 1998. The provision consists solely of state and local taxes for the current period. For Federal income tax purposes, as of December 31, 1998, the Company had net operating loss carryforwards of approximately $12,166,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2018.

                           The  Company's  net loss for the  nine  months  ended
                  September 30, 1999 was $1,589,814 compared with a net loss of $206,306 for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, net loss was $.29 per share. For the nine months ended September 30, 1998, net loss was $.04 per share.

         B.       Liquidity and Capital Resources
                  -------------------------------

                           Management   of  the  Company   believes  that  funds
                  generated from operations, supplemented by its available assets, will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs. These available assets consist primarily of cash, and investments which are readily convertible into cash.

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

                           All debt service on the Bonds,  while bank letters of
                  credit are effectively in force, is paid directly from draws on those LOCs. The banks are then reimbursed by the Lessor directly. During the period from November 1997 through November 1999, all reimbursements to the banks and bank fees will be paid from Bond proceeds. Thereafter all reimbursements to the banks for debt service on the Bonds as well as fees and the preferred return to the Preferred Member will be paid from rent which commences on November 20, 1999. In addition, the rent will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis. Prior to the utilization of these proceeds to pay for the costs in connection with the construction of multiplex movie theaters, they are invested in liquid short-term instruments.

                           While the Company  believes that currently  available
                  funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, as well as future operational costs of the newly formed technology and consulting focused ventures, the Company may seek various forms of credit in order to finance its merchant banking or other activities in the future. The Company does not have any material commitments for capital expenditures as of September 30, 1999, except for the development of the multiplex movie theaters with funds provided by the issuance of the Bonds.

                           Year 2000 Issue
                           ---------------

                           The Company has reviewed all of its computer  systems
                  (hardware and related software) and does not anticipate that the cost of addressing the "Year 2000" issue will be material to its future operating results or financial condition.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

                           Certain  statements  under the caption  "Management's
                  Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations and information available to management at this time. They may involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors which could cause actual results to differ from the forward looking statements include, among others, the following: general economic and business conditions; competition; the success of operating initiatives relating to the Company's technology related subsidiary and the Company's financial consulting services; development and operating costs; fluctuations in interest rates; the existence or absence of adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in or the failure to comply with government regulations; and the Year 2000 issue.

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

                              Exhibit 27 - Financial Data Schedule -- See below.


                             (b)      Reports on Form 8-K:

                             -- The Company did not file any reports on Form 8-K
                    during the three months ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELMSTAR GROUP, INC.

                                 /s/ George W. Benoit
                                 --------------------
Date: November 15, 1999              George W. Benoit,
                                     Chairman of the Board of Directors,
                                     President, Chief Executive Officer





                                 /s/ Anthony S. Conigliaro
                                 -------------------------
Date: November 15, 1999              Anthony S. Conigliaro,
                                     Vice President and Chief Financial Officer