Form 10KSB
period 1999-12-31
HELMSTAR GROUP INC
filed 2000-04-14
CIK 795255

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

 For the fiscal year ended   December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

            For the transition period from __________ to __________

                          Commission file number l-9224


                      CAREERENGINE NETWORK, INC.
--------------------------------------------------------------------------------
             (Name of Small Business Issuer in Its Charter)

                DELAWARE                              13-2689850
-----------------------------------------    ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

 2 World Trade Center, Suite 2112, New York, N.Y.            10048
--------------------------------------------------        -----------
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

    Common stock - par value $.10                   American Stock Exchange
                                                       Pacific Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No [_]

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

         Issuer's   revenues  for  1999,  its  most  recent  fiscal  year,  were
$3,086,352.

         As of February 29, 2000, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $10,427,820.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding at February 29, 2000
           -----                    --------------------------------

Common stock - par value $.10                5,435,673 shares
-----------------------------               -----------------

                DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form l0-KSB incorporates by reference from the issuer's definitive proxy statement for the annual meeting of stockholders to be held on June 1, 2000.



                            (Cover page 2 of 2 pages)

                                     PART I

Item l.  Description of Business.

         Background and History
         ----------------------

         CareerEngine Network, Inc. (name changed from Helmstar Group, Inc. on March 28, 2000), through its subsidiaries (collectively referred to as the "Company" unless the context requires otherwise), is engaged primarily in the business of e-recruiting, merchant banking, and providing consulting services.

         E-Recruiting
         ------------

         In 1998, the Company formed a wholly-owned subsidiary, CareerEngine, Inc., an Internet-based job search services venture.

         CareerEngine, Inc. (www.careerengine.com) owns and operates a network of category specific, career oriented websites (currently 27) which allow employers to post job openings for qualified candidates and individuals to confidentially post resumes for potential employers to review. These "vertical" career websites are free to use by those seeking employment.

         There is significant need for online recruitment offerings that leverage the attributes of career specific sites. With regard to employers, vertical sites enable them to (i) advertise job openings on a variety of sites (by job function, by industry, by geographic area, etc.) and (ii) provide them with the ability to (a) search targeted resume databases and (b) focus their recruiting efforts on select communities of potential employees. These attributes allow employers to effectively manage their online recruiting efforts. With regard to employees, vertical sites allow potential job seekers to confidentially post their resumes and provide them with the ability to focus their search efforts on desired job functions and/or industries. These attributes allow employees easily to locate, compare, explore, evaluate and apply for jobs.

         The Company's objective is to develop a network of sophisticated content and community driven, career destination sites to establish a highly valuable and multi-faceted marketing platform that will withstand the directional changes experienced on the Internet. The Company will seek to achieve this objective by implementing a comprehensive communications program to enable it to (i) generate significant traffic to each of the targeted websites in its network and (ii) appropriately "brand" the sites to facilitate the securing of strategic contracts/alliances with generalist career websites, major recruitment advertising firms, human resource departments of major corporations, and major recruitment/placement agencies.

         Revenue sources are expected to be fees from (i) job posting  services,
         (ii) resume subscriptions,  (iii) corporate  advertisement  placements,
         (iv) career site Application Service Providers, (v) joint venture transactions with major content providers (i.e., co-branded sites) and
         (vi) corporate sponsorships. In addition, the Company expects to derive revenue from (a) fees from the sale of targeted databases, (b) fees from the use of its various sites for market research purposes, and (c) E-commerce from its highly targeted audience.

         Merchant Banking:
         -----------------

         General
         -------

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

         Real Estate Project
         -------------------

         In 1997, Movieplex Realty Leasing, L.L.C. ("Movieplex"), a subsidiary of the Company, entered into an agreement with a major film exhibitor, Carmike Cinemas, Inc. ("Carmike") to develop and lease an unspecified number of state of the art multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the project's funding were (i) $72,750,000 from Movieplex's issuance of bonds and (ii) $2,272,500 from an equity investment by Movieplex.

         Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over the period November 20, 1997 through November 19, 1999, (the "Development Period"). During this Development Period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, does not exceed the costs to develop such remaining theaters. The allocated costs for each of the six theaters does not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and
         (iii) increase the current return on Movieplex's Common Members equity investment. These amendments, in the aggregate, increase the Company's anticipated financial return on this transaction. The Company was also compensated ($188,000 in 1999) for its consulting services provided with regard to this matter.

         Commencing November 20, 1999, Carmike leased each of the six theaters under the terms of a triple net, credit type lease with Movieplex, as lessor. Monthly rental payments received by the lessor primarily fluctuate with the debt service payments on the related bonds and the cash return due to the Common and Preferred Member of Movieplex. The lease requires that Carmike, in addition to paying a stipulated monthly rental to the lessor (i) pay all utilities, insurance, and local real estate, corporate and franchise taxes; (ii) reimburse the lessor for substantially all of its necessary and reasonable expenses incurred in fulfilling its role as lessor; and (iii) assume full operating, maintenance and environmental responsibilities for the preservation and, if necessary, restoration of the land and related improvements thereon. At the end of the initial lease term in 2015, Carmike has the option to extend the lease, relating to not less than all the theaters, for an additional term of ten years and, thereafter, for an additional term of five years at rental rates provided in the lease. Alternatively, at the end of the initial lease term, Carmike has the option to purchase, not less than all the theaters, at an amount based on a pre-determined future value.

         Monthly rental payments received by the Lessor primarily fluctuate with the debt service payments on the related bonds payable and the cash return due to the Common and Preferred Members. Rental income recognized, although accounted for on a straight-line basis, fluctuates principally due to changes in the variable base rate of the related bonds payable.

         The bonds related to the land and theaters thereon are secured by irrevocable bank letters of credit which, in turn, are collateralized solely by said land and theaters. The bonds bear interest, payable monthly, at a variable base rate (6.46% at December 31, 1999) indexed to the 30-day, high-grade commercial paper rate which is reset weekly. Principal on the bonds is payable in annual installments, commencing December 1, 2000, in amounts ranging from $970,000 to $7,775,000 with a final payment due at maturity, November 1, 2015, of $12,975,000.

         The equity investment by the Lessor amounted to $2,272,500 of which $2,250,000 and $22,500 was contributed by the Lessor's Preferred and Common

         Memberships (or shareholdings), respectively. A third party owns 100% of the Preferred Membership and two subsidiaries of the Company own 100% of the Common Membership of the Lessor. The Common and Preferred Membership interests are entitled to a cash return based on a formula specified within the Lease commencing January 1, 2000.

         Consulting Services
         -------------------

         Beginning in 1990, drawing on its experience in real estate project finance, the Company began to offer financial consulting services to clients on a fee basis. This permits the Company to increase its revenue by utilizing its merchant banking expertise without deploying a significant amount of capital. The Company's primary focus in this area has been assisting clients in realizing lower cost of capital through creative financial structuring. This business is transaction oriented, and potential revenue therefrom is subject to wide variation. During 1999, 1998, 1997, and 1996 approximately 19%, 34%, 5%, and 9% of the
         Company's total revenues in each year were realized in connection with providing financial consulting services.

         General
         -------

         The Company was incorporated under the laws of the State of Delaware in 1968. It maintains offices at 2 World Trade Center, Suite 2112, New York, New York 10048 and its telephone number is (2l2) 775-0400. Unless the context requires otherwise, the term "Company" refers to
         CareerEngine   Network,   Inc.  and  its   wholly-owned   subsidiaries:
         CareerEngine, Inc.; Snider, Williams & Co., Inc.; Randolph, Hudson & Co., Inc.; Shaw Realty Company, Inc.; Helmstar Funding, Inc.; Burrows, Hayes Company, Inc.; Dover, Sussex Company, Inc.; Housing Capital Corporation; Randel, Palmer & Co., Inc.; Parker, Reld & Co., Inc., McAdam, Taylor & Co., Inc.; Ryan, Jones & Co., Inc.; Advanced Digital Networks, Inc.; Alexander Edwards International, Inc.; and Matthews & Wright, Inc. The term Company also includes Movieplex Realty Leasing, L.L.C. ("Movieplex"), a limited liability company, all of whose common membership interests are indirectly owned by the Company.

         As of March l, 2000, the Company had 39 employees.

         Competition
         -----------

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

         Competition in the Company's business of merchant banking and financial consulting, focusing on middle market oriented, real estate and other businesses, is widespread and highly fragmented. Competition will be encountered from small syndicators; individual investors, typically from the local market; smaller insurance companies; and participating mortgage lenders. Many of the Company's likely competitors have greater access to capital than the Company. The Company encounters stiff competition from a broad range of financial services firms when seeking financial consulting assignments. Other major parties in the marketplace for off-balance sheet structures are large developers, commercial banks with synthetic lease structures, and real estate investment trusts.

         Regulation
         ----------

         In the course of conducting its business of merchant banking, the Company may acquire interests in regulated activities. Such regulation may be either directly or indirectly related to the Company's interest.

         Forward Looking Statements
         --------------------------

         Certain statements in this Annual Report Form 10-KSB constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

         Item 2. Description of Property.

         The Company leases approximately 7,000 square feet of office space at 2 World Trade Center, New York, New York 10048 under the terms of a lease that expires February 28, 2006. This office is utilized as the Company's executive office in addition to housing its e-recruiting, consulting and merchant banking activities. The future minimum annual base rental commitments under this lease, at December 31, 1999, are as follows:

                            2000                         $   139,100
                            2001                             139,100
                            2002                             139,100
                            2003                             139,100
                            2004                             139,100
                            Thereafter                       162,200
                                                         -----------

                                                         $   857,700
                                                         ===========

         The Company owns six parcels of land and the multiplex movie theaters thereon, which have a related aggregate cost of $70,494,949 at December 31, 1999. These theaters are located in Mobile, AL, El Paso, TX, Franklin, TN, Delmont, PA, Kennewick, WA and Edinburgh, TX.

Item 3.  Legal Proceedings.

         None. In February 2000, the Company, in exchange for a nominal amount, obtained a release from all claims arising from a 1996 litigation.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder
         Matters.

         Exchange  Listing:

         The common stock of CareerEngine Network, Inc. is listed on the American Stock Exchange and the Pacific Exchange (trading symbol CNE).

         The approximate number of recordholders of Common Stock as of February 29, 2000 was 249.

         Equity Sale Prices:

           1st Quarter          2nd Quarter           3rd Quarter          4th Quarter
          High     Low       High        Low         High      Low       High      Low

1999    2 5/8    1          9 1/2       2 3/16      5         2 1/2       6       3 1/2

1998    1          3/4        15/16       11/16       7/8       5/8       1 1/4     3/4


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

Item 6.  Management's Discussion and Analysis.

     A.  Results of Operations
     -------------------------

     1.  1999 Compared to 1998
     -------------------------

         Total revenues increased to $3,086,352 in 1999 from $3,006,509 for 1998.

         E-recruiting related services increased to $30,980 in 1999 from nil in 1998 as the operations of the Company's subsidiary, CareerEngine, Inc., commenced.

         Rental income from real estate leased increased to $996,405 for 1999 from nil in 1998 as the construction of the Company's movie theaters was completed on November 20, 1999 and rent thereon commenced.

         Revenue from financial consulting fees decreased to $615,314 in 1999 from $1,040,000 in 1998. As the Company provides its services on a fee basis and due to the transactional nature of the consulting business, significant variations in revenue from year to year are common.

         Income on securities transactions decreased to $836,549 for 1999 from $1,526,873 for 1998. This revenue category includes the net profit from the Company's cash management and its investing in futures, puts, calls, municipals and other securities.

         Other income increased to $229,370 for 1999 from $22,101 in 1998 due to the Company's collection of a reserved receivable relating to the sale of a former subsidiary.

         Total expenses increased to $7,127,968 for 1999 from $3,738,715 in 1998.

         Compensation and related costs increased to $2,642,606 for 1999 from $1,601,163 for 1998. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its internet-based job search services venture.

         Real estate leased, net increased to $1,568,029 in 1999 from $1,093,435 in 1998 due primarily to the completion of the construction of the movie theaters and the commencement of rent in late 1999. At that time, depreciation commenced and net interest expense on the related bonds payable ceased to be partially capitalized. Accordingly, depreciation of $158,927 (nil in 1998) and net interest expense of $1,405,435 ($1,092,852 in 1998) was charged in 1999. The decrease in interest income ($1,393,946 in 1999 and
         $3,502,350 in 1998) included in net interest expense was due to the significant decrease in the amount available for investing, as the funds were utilized for improvements.

         Advertising expense increased to $1,235,778 for 1999 from $77,515 for 1998 as CareerEngine, Inc. commenced its comprehensive communications program in 1999.

         General and administrative expenses increased to $1,554,314 for 1999 from $568,025 for 1998 due primarily to the increased operations of CareerEngine, Inc.

         Interest expense decreased to $127,241 for 1999 from $398,577 for 1998 primarily due to the Company's computation of interest due on its outstanding tax assessment was based on one year in 1999 and several years in 1998.

         On a pretax basis, the Company had a loss of $4,041,616 for 1999 compared with a loss of $732,206 for 1998 primarily due to the start-up expenses associated with CareerEngine, Inc. In 1999, the Company had a tax expense of $10,778 compared to a tax benefit of $107,797 for 1998. For Federal income tax purposes, as of December 31, 1999, the Company has net operating loss carryforwards of approximately $17,311,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2019.

         The Company's net loss for 1999 was $4,052,394 compared with net loss of $624,409 for 1998. For 1999, loss per share (basic and diluted) is $.75 per share. For 1998, net loss per share (basic and diluted) was $.11 per share.

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

B.       Liquidity and Capital Resources
         -------------------------------

         Management of the Company believes that funds generated from operations, supplemented by its available assets, will provide it with sufficient resources to meet present and reasonably foreseeable future capital needs. These available assets consist primarily of cash, and investments which are readily convertible into cash.

         The Company invests excess funds in liquid, short-term financial instruments in order to maximize its current cash return with minimum interest rate risk, while preserving the ability to move quickly in funding attractive merchant banking ventures. Such investments include U.S. Government and municipal obligations, futures contracts and money market funds.

         In 1997 the Company issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were issued to finance 97% of the cost of the Company's Real Estate Program. See "Description of Business - Merchant Banking - Real Estate Project." The 3% balance, $2,272,500, was provided as a capital contribution by the Preferred Member ($2,250,000) and the Common Members ($22,500) of the Company's lessor subsidiary, Movieplex Realty Leasing, L.L.C. A third party owns 100% of the Preferred Membership and two subsidiaries of the Company own 100% of the Common Membership of the Lessor.

         The monthly rent received by the Company, which commenced November 20, 1999, is always sufficient to pay the interest and amortization related to the Bonds, as well as the preferred return on the capital contributed by the Preferred Member and Common Members throughout the term of the related 16-year lease. In addition, rent will cover all other costs of owning and operating the real estate other than Federal, state or local income taxes due on a net income basis.

         While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future capital needs, as well as future operational costs of its e-recruiting Internet focused venture, the Company may seek various forms of external financing in order to fund its operations in the future. The Company does not have any material commitments for capital expenditures as of December 31, 1999.

Item 7.  Financial Statements.

         The Company's financial statements to be filed hereunder follow, beginning with page F.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CareerEngine Network, Inc.
New York, New York


We have audited the consolidated balance sheet of CareerEngine Network, Inc. and subsidiaries (formerly Helmstar Group, Inc. and subsidiaries) as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareerEngine Network, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



/s/Richard A. Eisner & Company, LLP
-----------------------------------
Richard A. Eisner & Company, LLP

New York, New York
March 10, 2000

With respect to Note A
March 28, 2000

With respect to Note B
April 11, 2000

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1999

ASSETS

Cash and cash equivalents ....................................     $  1,006,276
Marketable securities ........................................        4,888,610
Real estate leased, net ......................................       70,336,022
Fixed assets, net ............................................          600,541
Deferred financing costs, net ................................        1,707,279
Deferred rental income .......................................          577,485
Other assets .................................................          565,018
                                                                   ------------

                                                                   $ 79,681,231
                                                                   ============

LIABILITIES

Bonds payable ................................................     $ 72,750,000
Accrued interest .............................................          836,130
Accrued expenses and other liabilities .......................        1,891,201
                                                                   ------------

      Total liabilities ......................................       75,477,331
                                                                   ------------

Due to preferred member ......................................        2,250,000
                                                                   ------------

Commitments

STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000 shares, par value $.10;
   issued 6,749,600 shares ...................................          674,960
Paid-in surplus ..............................................       14,984,510
Deficit ......................................................      (10,657,861)
                                                                   ------------

                                                                      5,001,609
Less treasury stock, at cost - 1,313,927 shares ..............       (3,047,709)
                                                                   ------------

                                                                      1,953,900

                                                                   $ 79,681,231
                                                                   ============


See notes to financial statements

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                Year Ended December 31,
                                                                             ----------------------------
                                                                                 1999              1998
                                                                             -----------      -----------
Revenues:
   E-recruiting related services .......................................     $    30,980
   Rental income from real estate leased ...............................         996,405
   Consulting fees .....................................................         615,314      $ 1,040,000
   Income on securities transactions, net ..............................         836,549        1,526,873
   Interest income .....................................................         377,734          417,535
   Other income ........................................................         229,370           22,101
                                                                             -----------      -----------

                                                                               3,086,352        3,006,509
                                                                             -----------      -----------
Expenses:
   Compensation and related costs ......................................       2,642,606        1,601,163
   Real estate leased expenses, net ....................................       1,568,029        1,093,435
   Advertising .........................................................       1,235,778           77,515
   General and administrative ..........................................       1,554,314          568,025
   Interest ............................................................         127,241          398,577
                                                                             -----------      -----------

                                                                               7,127,968        3,738,715
                                                                             -----------      -----------
Loss before income taxes ...............................................      (4,041,616)        (732,206)
Income tax provision (benefit) .........................................          10,778         (107,797)
                                                                             -----------      -----------

Net loss ...............................................................     $(4,052,394)     $  (624,409)
                                                                             ===========      ===========

Net loss per common share - basic and diluted ..........................     $      (.75)     $      (.11)
                                                                             ===========      ===========

Weighted average number of common shares outstanding - basic and diluted       5,435,673        5,489,376
                                                                             ===========      ===========

See notes to financial statements

Consolidated Statements of Changes in Stockholders' Equity


                                               Common Stock
                                    -------------------------------        Paid-in
                                         Shares            Amount          Surplus            Deficit
                                    ------------      ------------      ------------      ------------
Balance - January 1, 1998 .....        6,749,600      $    674,960      $ 14,984,510      $ (5,981,058)
Treasury stock acquired at cost
Net loss ......................                                                               (624,409)
                                    ------------      ------------      ------------      ------------

Balance - December 31, 1998 ...        6,749,600           674,960        14,984,510        (6,605,467)
Treasury stock acquired at cost
Net loss ......................                                                             (4,052,394)
                                    ------------      ------------      ------------      ------------

Balance - December 31, 1999 ...        6,749,600      $    674,960      $ 14,984,510      $(10,657,861)
                                    ============      ============      ============      ============


                                            Treasury Stock
                                    ------------------------------
                                        Shares          Amount              Total
                                    ------------     ------------      ------------
Balance - January 1, 1998 .....        1,233,227     $ (2,928,598)     $  6,749,814
Treasury stock acquired at cost           63,000          (95,931)          (95,931)
Net loss ......................                                            (624,409)
                                    ------------     ------------      ------------

Balance - December 31, 1998 ...        1,296,227       (3,024,529)        6,029,474
Treasury stock acquired at cost           17,700          (23,180)          (23,180)
Net loss ......................                                          (4,052,394)
                                    ------------     ------------      ------------

Balance - December 31, 1999 ...        1,313,927     $ (3,047,709)     $  1,953,900
                                    ============     ============      ============

See notes to financial statements

Consolidated Statements of Cash Flows
                                                                            Year Ended December 31,
                                                                        ------------------------------
                                                                            1999              1998
                                                                        ------------      ------------
Cash flows from operating activities:
   Net loss .......................................................     $ (4,052,394)     $   (624,409)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Depreciation and amortization .............................          478,246            79,409
        Share of income from joint venture ........................                            (22,101)
        Gain on sale of furniture and equipment ...................                               (166)
        Purchase of marketable securities .........................      (14,772,852)      (26,361,024)
        Sale of marketable securities .............................       17,740,652        25,739,476
        Changes in:
           Deferred rental income .................................         (577,485)
           Other assets ...........................................           49,192            38,767
           Accrued expenses, other liabilities and accrued interest         (533,330)        1,691,723
                                                                        ------------      ------------

              Net cash (used in) provided by operating activities .       (1,667,971)          541,675
                                                                        ------------      ------------

Cash flows from investing activities:
   Sales of other short-term investments - restricted .............       52,020,895        19,154,039
   Purchase of land ...............................................         (940,082)      (13,697,418)
   Construction of improvements ...................................      (49,575,013)       (6,271,436)
   Purchase of furniture and equipment ............................         (599,328)         (202,242)
   Distributions from joint ventures ..............................                            195,391
   Other ..........................................................                             17,493
                                                                        ------------      ------------

              Net cash provided by (used in) investing activities .          906,472          (804,173)
                                                                        ------------      ------------

Cash flows from financing activities:
   Deferred financing costs .......................................                           (152,968)
   Purchase of treasury stock .....................................          (23,180)          (95,931)
   Contribution received from preferred member ....................          750,000           750,000
                                                                        ------------      ------------

              Net cash provided by financing activities ...........          726,820           501,101
                                                                        ------------      ------------

(Decrease) increase in cash and cash equivalents ..................          (34,679)          238,603
Cash and cash equivalents at beginning of year ....................        1,040,955           802,352
                                                                        ------------      ------------

Cash and cash equivalents at end of year ..........................     $  1,006,276      $  1,040,955
                                                                        ============      ============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
      Interest (net of amounts capitalized) .......................     $  2,756,900      $  4,643,493
      Income taxes ................................................     $     31,175      $     71,763

See notes to financial statements

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999


NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Effective March 28, 2000 Helmstar Group, Inc. changed its name to CareerEngine Network, Inc. CareerEngine Network, Inc. and its subsidiaries (the "Company") are engaged in the e-recruiting business through its subsidiary CareerEngine, Inc. which was formed in 1998. The Company is also engaged in merchant banking activities concentrating on real estate projects and also provides financial consulting services.

[1]   Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of
      CareerEngine   Network,   Inc.  and  its  subsidiaries.   All  significant
      intercompany balances and transactions have been eliminated.

[2]   Depreciation and amortization:

      Depreciation of real estate improvements, which consist of movie theaters under lease (see Note B), began upon commencement of rental income in November 1999, using the straight-line method over an estimated useful life of thirty-nine years.

      Furniture, fixtures and equipment are being depreciated using both straight-line and accelerated methods over estimated lives of five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives.

      Deferred financing costs are being amortized over the eighteen year term of the related bonds. As of December 31, 1999, accumulated amortization on deferred financing costs amounted to $218,896.

[3]   Revenue recognition:

      Leases of movie theaters are being accounted for as operating leases and rental income over the initial lease term is being recognized on a straight-line basis subject to the fluctuations of the variable interest rate on the related bonds which financed the construction of the movie theaters (see Note B). The excess of rental income recognized over rental income received is recorded as deferred rental income in the accompanying balance sheet.

      E-recruiting related services are earned on the placement of banner and job placement advertisements on the Company's web site. Such fees are recognized over the period during which the advertisements are exhibited.

      Consulting   fees  are   recognized  as  services  are  provided  and  all
      contractual obligations have been performed.

[4]   Cash and cash equivalents:

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, cash equivalents consist principally of an investment of approximately $853,000 in a money market account.

[5]   Net loss per share:

      Basic and diluted net loss per share is computed based upon the weighted average number of common shares outstanding during each year. Outstanding employee stock options did not have an effect on the computation as they were anti-dilutive.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

[6]   Income taxes:

      Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 1999 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

[7]   Marketable securities:

      The Company's marketable securities which have a cost of $4,848,780 consist of United States Treasury Bills and Municipal Bonds which are classified as trading securities and are recorded at market value. Gains and losses on the trading securities are included in operations.

[8]   Derivative financial instruments:

      As part of its investment strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions are reported at fair value, and changes in fair value are reflected in operations as they occur. The Company realized net gains from derivatives sold in 1999 and 1998 of approximately $837,000 and $1,527,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At December 31, 1999, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the years was not material.

[9]   Stock-based compensation:

      The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"). Under APB25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant or other measurement date over the amount an employee must pay to acquire the stock.

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

[11]  Advertising costs:

      Advertising costs, which relate primarily to the e-recruiting business are expensed as incurred.

[12]  Software development costs:

      External direct costs of materials and services incurred to develop the Company's website during the application development stage were capitalized. Such costs, which amounted to approximately $38,000 in the year ended December 31, 1999, are being amortized using the straight-line method over an estimated useful life of three years.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

[13]  Reclassifications:

      Certain amounts have been reclassified in the 1998 financial statements to conform with the 1999 presentation.


NOTE B - REAL ESTATE LEASED, BONDS PAYABLE AND DUE TO PREFERRED MEMBER

In 1997, Movieplex Realty Leasing, L.L.C. ("Movieplex"), a subsidiary of the Company, entered into an agreement with a major film exhibitor, Carmike Cinemas, Inc. ("Carmike"), to develop and lease an unspecified number of state of the art multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the Project Funding were (i) $72,750,000 from Movieplex's issuance of bonds and
(ii) $2,272,500 from an equity investment by Movieplex.

Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over the period November 20, 1997 through November 19, 1999 (the "Development Period"). During the Development Period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of the Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, does not exceed the cost incurred to develop such remaining theaters. The allocated costs for each of the six theaters does not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and (iii) increase the current return on Movieplex's Common Members' equity investment. These amendments, in the aggregate, increase the Company's anticipated financial return on this transaction. The Company was also compensated ($188,000) for its consulting services provided with regard to this matter.

Commencing November 20, 1999, Carmike leased each of the six theaters under the terms of a triple net, credit type lease with Movieplex, as lessor. Monthly rental payments received by the lessor primarily fluctuate with the debt service payments on the related bonds and the cash return due to the Common and Preferred Members of Movieplex. The lease requires that Carmike, in addition to paying a stipulated monthly rental to the lessor (i) pay all utilities, insurance, and local real estate, corporate and franchise taxes; (ii) reimburse the lessor for substantially all of its necessary and reasonable expenses incurred in fulfilling its role as lessor; and (iii) assume full operating, maintenance and environmental responsibilities for the preservation and, if necessary, restoration of the land and related improvements thereon. At the end of the initial lease term in 2015, Carmike has the option to extend the lease, relating to not less than all the theaters, for an additional term of ten years and, thereafter, for an additional term of five years at rental rates provided in the lease. Alternatively, at the end of the initial lease term, Carmike has the option to purchase, not less than all the theaters, at an amount based on a predetermined future value.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES


NOTE B - REAL ESTATE LEASED, BONDS PAYABLE AND DUE TO PREFERRED MEMBER
         (CONTINUED)

Minimum future rentals to be received on the leases, based on the variable base interest rate in effect at the inception of the lease, for the five years subsequent to December 31, 1999 and thereafter, are as follows:

               Year Ending
              December 31,                                         Amount
             -------------                                     ---------------
             2000                                              $     7,546,000
             2001                                                    7,508,000
             2002                                                    7,495,000
             2003                                                    7,482,000
             2004                                                    7,467,000
             Thereafter                                            104,672,000
                                                               ---------------

                                                               $   142,170,000
                                                               ===============


Bonds payable are secured by irrevocable bank letters of credit which, in turn, are collateralized solely by the related land and theaters thereon. The bonds bear interest, payable monthly, at a variable base rate (6.46% at December 31, 1999) indexed to the 30-day, high-grade commercial paper rate which is reset weekly. Principal on the bonds is payable in annual installments, commencing December 1, 2000, in amounts ranging from $970,000 to $7,775,000 with a final payment due at maturity, November 1, 2015, of $12,975,000. The fair value of the bonds approximates the amount set forth in the financial statements.

Scheduled maturities of bonds payable for the five years subsequent to December 31, 1999 and thereafter are as follows:

               Year Ending
              December 31,                                         Amount
             -------------                                     ---------------
             2000                                              $       970,000
             2001                                                    1,035,000
             2002                                                    1,105,000
             2003                                                    1,180,000
             2004                                                    1,260,000
             Thereafter                                             67,200,000
                                                               ---------------

                                                               $    72,750,000
                                                               ===============

During the Development Period, interest, related letter of credit fees and amortization of deferred financing costs related to the bonds were capitalized, except those amounts attributable to funds not yet expended to either purchase land or construct the improvements thereon. During the years ended December 31, 1999 and 1998, respectively, approximately $3,051,629 and $516,000 of interest, letter of credit fees and amortization of deferred financing costs, were capitalized and included in real estate leased - improvements.

The equity investment by the lessor amounted to $2,272,500 of which $2,250,000 and $22,500 was contributed by the lessor's Preferred and Common Memberships (or shareholdings), respectively. A third party owns 100% of the Preferred Membership and two subsidiaries of the Company own 100% of the Common Membership of the lessor. The Common and Preferred Membership interests are entitled to a cash return based on a formula specified within the lease.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES


NOTE B - REAL ESTATE LEASED, BONDS PAYABLE AND DUE TO PREFERRED MEMBER
         (CONTINUED)

As of December 31, 1999 real estate leased consists of the following:

          Land                                              $    14,637,500
          Improvements                                           55,857,449
                                                            ---------------

                                                                 70,494,949
          Less accumulated depreciation                             158,927
                                                            ---------------

                                                            $    70,336,022
                                                            ===============


Expenses related to real estate leased, net included in the accompanying statements of operations consist of the following:

                                                                         Year Ended
                                                                         December 31,
                                                              --------------------------------
                                                                   1999              1998
                                                              ---------------  ---------------
        Interest expense on bonds                             $     2,799,381  $     4,595,202
        Interest income on restricted investments (1)              (1,393,946)      (3,502,350)
                                                              ---------------  ---------------

        Interest expense, net                                       1,405,435        1,092,852
        Depreciation expense                                          158,927
        Other                                                           3,667              583
                                                              ---------------  ---------------

                                                              $     1,568,029  $     1,093,435
                                                              ===============  ===============

(1) The Trust Indenture pursuant to which the bonds were issued, restricted the term and the investment instruments in which the bond proceeds would be invested until spent for the purposes defined in the indenture. Interest income earned on the investments is being shown as an offset to the interest expense on the bonds.

NOTE C - INCOME TAXES

The income tax provision (benefit), all of which is current, consists of the following:

                                                          Year Ended
                                                          December 31,
                                                ----------------------------
                                                    1999            1998
                                                ------------   -------------
          Federal                               $          0   $     (22,143)
          State and local                             10,778         (85,654)
                                                ------------   -------------

                                                $     10,778   $    (107,797)
                                                ============   =============

At December 31, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $17,311,000, which expires in the years 2005 through 2019.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

The Company's deferred tax assets and liability consist of the following as of December 31, 1999:

          Deferred tax assets:
             Net operating loss carryforward                                  $    7,963,000
             Liability for interest and state taxes related to federal
                tax settlement                                                       266,000
             Other                                                                    39,000
                                                                              --------------

                Total deferred tax assets, before valuation allowance              8,268,000

          Less:
             Valuation allowance                                                  (8,002,000)
                                                                              --------------

                Total deferred tax assets                                            266,000

          Deferred tax liability:
             Deferred rental income                                                 (266,000)
                                                                              --------------

                Net deferred tax assets                                       $            0
                                                                              ==============

The valuation allowance increased by approximately $2,027,000 during 1999 and $650,000 during 1998.

The effective tax rate varied from the statutory federal income tax rate as follows:

                                                                                 Year Ended
                                                                                 December 31,
                                                                              ------------------
                                                                               1999        1998
                                                                               ----        ----

          Statutory rate                                                      (34.0)%     (34.0)%
          State and local taxes, net of federal income tax effect             (12.0)        4.3
          Nondeductible expenses                                                1.8         3.9
          Tax exempt interest                                                  (5.5)
          Reversal of prior year tax overaccrual                                           (7.2)
          Valuation allowance                                                  50.0        18.2
                                                                              -----       -----

          Effective rate                                                         .3%      (14.8)%
                                                                              =====       =====

The Internal Revenue Service has examined the Company's federal income tax returns for the years 1985 through 1989 and in December 1999 assessed a tax deficiency of $348,000 together with accrued interest of $576,000. As of December 31, 1997, the Company had recorded a liability for income tax and interest related to the years under examination and during 1998 and 1999, the Company accrued additional interest expense of $312,000 and $125,000, respectively, related to the tax deficiency, thereby increasing the liability to $984,000 at December 31, 1999, including related additional state and local tax deficiencies.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES


NOTE D - FIXED ASSETS

Fixed assets consist of the following:

         Furniture and fixtures                                $     163,701
         Computer and other equipment                                855,795
         Leasehold improvements                                       86,807
                                                               -------------

                                                                   1,106,303
         Less accumulated depreciation                               505,762
                                                               -------------

                                                               $     600,541
                                                               =============


NOTE E - STOCK OPTION PLANS

In 1990, the Company adopted a stock option plan (the "1990 Plan") for granting of options to purchase up to 750,000 shares of its common stock, pursuant to which officers and other key employees are eligible to receive incentive and/or nonqualified stock options, stock appreciation rights, and restricted stock awards. Incentive stock options granted under the 1990 Plan are exerciseable for a period of up to 10 years (five years in the case of a 10% stockholder) from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant.

On April 23, 1999, the Company adopted a stock option plan (the "1999 Plan") for granting options to purchase up to 350,000 shares of common stock, pursuant to which officers and other key employees are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1999 Plan are exercisable for a period of up to 5 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant.

Stock option activity under the 1990 Plan and 1999 Plan is summarized as follows:

                                                                            Year Ended December 31,
                                                         ------------------------------------------------------
                                                                     1999                        1998
                                                         --------------------------    ------------------------
                                                                           Weighted                    Weighted
                                                                           Average                     Average
                                                                           Exercise                    Exercise
                                                             Shares         Price        Shares         Price
                                                          -----------     -------      -----------      ------
       Options outstanding at beginning of year               100,000       $ .56         100,000       $.56
       Granted                                                460,000        2.33
                                                          -----------                  -----------

       Options outstanding at end of year                     560,000        2.02          100,000       .56
                                                          ===========                  ===========

       Options exercisable at end of year                     100,000         .56          100,000       .56
                                                          ===========                  ===========

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

The following table presents information relating to stock options outstanding at December 31, 1999:

                                                        Options Outstanding                 Options Exercisable
                                               -------------------------------------       ---------------------
                                                                            Weighted
                                                            Weighted        Average                     Weighted
                                                             Average       Remaining                     Average
                                                            Exercise        Life in                     Exercise
             Range of Exercise Price           Shares         Price          Years         Shares         Price
             -----------------------           ------         -----          -----         ------         -----
                      $.56                      100,000        $ .56           2.92         100,000       $.56
                  $2.25 - $2.50                 460,000         2.33           9.27
                                                -------                                     -------

                                                560,000         2.02           8.14         100,000        .56
                                                =======                                     =======

On May 1, 1999, CareerEngine, Inc., a subsidiary of the Company, adopted a stock option plan (the "1999 Plan") for granting options to purchase up to 2,000,000 shares of common stock, pursuant to which officers and other key employees are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1999 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. During 1999, CareerEngine, Inc. granted 1,580,000 options with a weighted average exercise price of $.55 of which 15,000 options are exercisable at December 31, 1999 at $2.50.

The following table presents information relating to stock options outstanding at December 31, 1999:

                                 Options Outstanding                  Options Exercisable
                       ---------------------------------------      ---------------------
                                                      Weighted
                                        Weighted      Average                     Weighted
                                        Average      Remaining                    Average
                                       Exercise       Life in                     Exercise
                        Shares          Price          Years         Shares        Price
                        ------          -----          -----         ------        -----
                       1,075,000         $ .01           9.34
                         505,000          2.50           9.87         15,000       $2.50
                       ---------                                      ------

                       1,580,000           .55           9.51         15,000        2.50
                       =========                                      ======

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                              CareerEngine       CareerEngine,
                                              Network, Inc           Inc.
                                                   1999              1999
                                              --------------    --------------
       Risk-free interest rates               5.12% to 6.59%    5.15% to 6.30%
       Expected option life in years              5 to 7               5
       Expected stock price volatility             134%               46%
       Expected dividend yield                      0%                0%

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net loss in 1999 would have been approximately $(4,274,049) or $(.79), per basic and diluted loss per share.

NOTE F - COMMITMENTS

[1] The Company occupies office space under a lease expiring on February 28, 2006. Rental expense relating to the lease amounted to $167,966 and $164,819 for the years ended December 31, 1999 and 1998, respectively.

      Minimum future annual rental payments at December 31, 1999 are as follows:


              2000                                  $   139,100
              2001                                      139,100
              2002                                      139,100
              2003                                      139,100
              2004                                      139,100
              Thereafter                                162,200
                                                    -----------

                                                    $   857,700
                                                    ===========

[2]   The Company has a Retirement  Savings Plan for its employees,  pursuant to
      Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the Company's matching contributions vest immediately. The Company's contribution to the plan, in accordance with the plan's top heavy provisions, amounted to approximately $10,100 and $9,800, in the twelve months ended December 31, 1999 and 1998, respectively.


NOTE G - FINANCIAL INFORMATION RELATING TO OPERATING SEGMENTS

The Company's reportable segments are strategic business units that offer different services as described in Note A. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of a segment based on income or loss from operations before income taxes.

                                                                          Year Ended December 31, 1999
                                                     ---------------------------------------------------------------------
                                                                                           E-recruiting
                                                          Merchant         Consulting         related
                                                          Banking          Services          Services             Total
                                                     ---------------    ---------------  ---------------   ---------------
      Revenues                                       $     2,440,058    $       615,314  $        30,098   $     3,086,352
      Interest income (1)                                  1,771,680                                             1,771,680
      Interest expense (2)                                 2,926,622                                             2,926,622
      Depreciation and amortization                          310,035                             168,211           478,246
      Income (loss) from operations                           28,118           (787,964)      (3,281,770)       (4,041,616)
      Segment assets                                      79,007,970             89,600          583,661        79,681,231
      Capital expenditures                                50,545,579             24,662          544,182        51,114,423

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES


                                                                          Year Ended December 31, 1998
                                                     ---------------------------------------------------------------------
                                                                                           E-recruiting
                                                          Merchant         Consulting         related
                                                          Banking          Services          Services             Total
                                                     ---------------    ---------------  ---------------   ---------------
      Revenues                                       $     1,966,509    $     1,040,000                    $     3,006,509
      Interest income (1)                                  3,919,885                                             3,919,885
      Interest expense (2)                                 4,993,779                                             4,993,779
      Depreciation and amortization                           36,779                     $      42,630              79,409
      Income (loss) from operations                         (551,938)           171,077       (351,345)           (732,206)
      Segment assets                                      83,377,206             21,100        141,829          83,540,135
      Capital expenditures                                20,077,022                            94,074          20,171,096
      Investment in equity method investee                    12,574                                                12,574
      Equity in net income of investees                       22,101                                                22,101

(1) Includes interest on restricted investments of 1,393,948, (1999) and $3,502,350 (1998) which was included in real estate leased expenses in the Consolidated Statements of Operations.

(2)   Includes  interest  expense on bonds of $2,799,381  (1999) and  $4,595,202
      (1998)  which  was  included  in  real  estate  leased   expenses  in  the
      Consolidated Statement of Operations.

All of the Company's revenues are attributable to, and all of its long-lived assets are located, in the United States.


NOTE H - LITIGATION

In February 2000, the Company, in exchange for a nominal amount, obtained a release from all claims arising from a 1996 litigation.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required to be furnished pursuant to this item is set forth under the caption "Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1999, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 10. Executive Compensation.

         The information required to be furnished pursuant to this item is set forth under the caption "Executive Compensation" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1999, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required to be furnished pursuant to this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1999, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         The information required to be furnished pursuant to this item is set forth under the caption "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 1999, the period covered by this Form 10-KSB, and is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K.

                  (a)      Exhibits
                           --------

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

                  10.2        CareerEngine Network, Inc. 1999 Stock Option Plan.

                  10.3 Indenture of Trust between Movieplex Realty Leasing, L.L.C. and First Union National Bank, as Trustee, dated November 1, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.4 Form of Bond. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.5 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)1

                  10.6 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)1

                  10.7 Form of Letter of Credit. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  10.8 Form of Bond Purchase Agreement between Movieplex Realty Leasing, L.L.C. and {the Purchaser], dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)


--------
1 Portions of this exhibit have been deleted per the Registrant's request for confidential treatment and filed separately with the Commission pursuant to Rule 24b-2

                  10.9 Agency and Development Agreement between Movieplex Realty Leasing, L.L.C. and Carmike Cinemas, Inc., dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997.)

                  21.0        Subsidiaries of the Registrant.

                  (b) No reports on Form 8-K have been filed during the last quarter covered by this report.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2000.

CareerEngine Network, Inc.


   /s/George W. Benoit
   ----------------------
   George W. Benoit, Chairman of the Board
                  and Chief Executive Officer


   /s/Anthony S. Conigliaro
   ------------------------
   Anthony S. Conigliaro, Vice President
                  and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 14th day of April, 2000.


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

/s/Kevin J. Benoit        Director
------------------
(Kevin J. Benoit)