Form 10QSB
period 2000-03-31
CAREERENGINE NETWORK INC
filed 2000-05-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [ X ] Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
                                 --------------

     Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission file number 1-9224

                           CAREERENGINE NETWORK, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                         13-2689850
  --------------------------------                      ------------------
   (State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

             2 World Trade Center, Suite 2112, New York, N.Y. 10048
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-775-0400
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [ X ]   No  [  ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                   Outstanding at April 30, 2000
                   -----                   -----------------------------

        Common stock - par value $.10             5,438,873 shares

                                     PART I

                              FINANCIAL INFORMATION


Item l.           Financial Statements.

                  The following consolidated financial statements of CareerEngine Network, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission.

                  The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

                           CareerEngine Network, Inc. and Subsidiaries
                                   Consolidated Balance Sheets
                                           (Unaudited)

                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                 ------------      ------------
ASSETS

Cash and cash equivalents ..................................     $  1,092,172      $  1,006,276
Marketable securities ......................................        3,429,610         4,888,610
Real estate leased, net ....................................       69,983,293        70,336,022
Fixed assets, net ..........................................          563,505           600,541
Deferred financing costs, net ..............................        1,680,054         1,707,279
Deferred rental income .....................................        1,044,638           577,485
Other assets ...............................................          834,855           565,018
                                                                 ------------      ------------

                                                                 $ 78,628,127      $ 79,681,231
                                                                 ============      ============
LIABILITIES

Bonds payable ..............................................     $ 72,750,000      $ 72,750,000
Accrued interest ...........................................          874,811           836,130
Accrued expenses and other liabilities .....................        1,520,228         1,891,201
                                                                 ------------      ------------

      Total liabilities ....................................       75,145,039        75,477,331
                                                                 ------------      ------------

Due to preferred member ....................................        2,250,000         2,250,000
                                                                 ------------      ------------

Commitments

STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000 shares, par value $.10;
   issued 6,749,600 shares .................................          674,960           674,960
Paid-in surplus ............................................       14,985,814        14,984,510
Deficit ....................................................      (11,383,673)      (10,657,861)
                                                                 ------------      ------------

                                                                    4,277,101         5,001,609
Less treasury stock, at cost -
1,312,327 shares in 2000 and 1,313,927 in 1999..............       (3,044,013)       (3,047,709)
                                                                 ------------      ------------

                                                                    1,233,088         1,953,900
                                                                 ------------      ------------

                                                                 $ 78,628,127      $ 79,681,231
                                                                 ============      ============

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three Months Ended
                                                   -----------------------------
                                                             March 31,
                                                      2000              1999
                                                   -----------      -----------
Revenues
   E-recruiting related services .............     $   178,610
   Rental income from real estate leased .....       2,257,630
   Consulting fees ...........................          11,600      $   108,090
   Income on securities transactions, net ....         674,805          191,841
   Interest income ...........................          42,352          108,631
                                                   -----------      -----------
                                                     3,164,997          408,562
                                                   -----------      -----------

Expenses
   Compensation and related costs ............         763,242          449,632
   Real estate leased expenses, net ..........       1,988,413          321,372
   Advertising ...............................         610,791           26,900
   General and administrative ................         512,343          245,943
                                                   -----------      -----------
                                                     3,874,789        1,043,847

Loss before income taxes .....................        (709,792)        (635,285)
Income tax provision .........................          16,020           12,843
                                                   -----------      -----------

Net loss .....................................     $  (725,812)     $  (648,128)
                                                   ===========      ===========

Net loss per common share - basic and diluted      $      (.13)     $      (.12)
                                                   ===========      ===========


Weighted average number of common shares
outstanding - basic and diluted ..............       5,436,206        5,436,539
                                                   ===========      ===========

                             CareerEngine Network, Inc. and Subsidiaries
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                             Three Months Ended
                                                                        ----------------------------
                                                                                  March 31,
                                                                            2000             1999
                                                                        -----------      -----------
Cash flows from operating activities
   Net loss .......................................................     $  (725,812)     $  (648,128)
   Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
        Depreciation and amortization .............................         444,635           48,315
        Unrealized loss from joint ventures and other investments .                          191,635
        Sale of marketable securities, net ........................       1,459,000          374,563
        Issuance of Treasury Stock for services ...................           5,000
        Changes in:
           Deferred rental income .................................        (467,153)
           Other assets ...........................................        (265,709)          (5,226)
           Accrued expenses, other liabilities and accrued interest        (332,292)          60,191
                                                                        -----------      -----------

              Net cash provided by operating activities ...........         117,669           21,350
                                                                        -----------      -----------
Cash flows from investing activities
   Sale of investment securities - net ............................                        8,220,791
   Purchase of land ...............................................                       (3,361,448)
   Construction of improvements ...................................                       (4,924,448)
   Purchase of furniture and equipment ............................         (31,773)         (50,513)
                                                                        -----------      -----------

              Net cash used in investing activities ...............         (31,773)        (115,618)
                                                                        -----------      -----------
Cash flows from financing activities
   Purchase of treasury stock .....................................          --             (23,180)
                                                                        -----------      -----------

              Net cash used in financing activities ...............          --              (23,180)
                                                                        -----------      -----------

Increase (decrease) in cash and cash equivalents ..................          85,896         (117,448)

Cash and cash equivalents at beginning of period ..................       1,006,276        1,040,955
                                                                        -----------      -----------

Cash and cash equivalents at end of period ........................     $ 1,092,172      $   923,507
                                                                        ===========      ===========
Supplemental  disclosures of cash flow  information
  Cash paid during the period for:
      Interest (net of amounts capitalized) .......................     $ 1,591,252      $ 1,163,952
      Income taxes ................................................                      $     7,375

                   Careerengine Network, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       Significant Accounting Policies
         -------------------------------

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 1999, which was filed with the Securities and Exchange Commission.

         Certain amounts have been reclassified in the financial statements for the three-month period ended March 31, 1999 to conform to the presentation of the three-month period ended March 31, 2000.

2.       Income (Loss) Per Share
         -----------------------

         Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                  Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Reform Act. See Part II, Other Information - Item 5.


                  A.       Three Months Ended March 31, 2000 Compared
                           ------------------------------------------
                           with Three Months Ended March 31, 1999
                           --------------------------------------

                           Total revenues increased to $3,164,997 for the three months ended March 31, 2000 from $408,562 for the three months ended March 31, 1999.

                           E-recruiting related services increased to $178,610 for the three months ended March 31, 2000 from nil for the three months ended March 31, 1999 as the E-recruiting operations of the Company's subsidiary, CareerEngine, Inc., commenced in the quarter ended December 31, 1999.

                           Rental income from real estate leased increased to $2,257,630 for the three months ended March 31, 2000 from nil in the three months ended March 31, 1999, as the construction of the Company's movie theaters was completed on November 20, 1999 and rent thereon commenced.

                           Financial consulting fees were $11,600 for the three months ended March 31, 2000 compared to $108,090 for the three months ended March 31, 1999. Significant variations in this category of revenue are likely to occur due to the transactional nature of the Company's financial consulting business.

                           Investment income increased to $674,805 for the three months ended March 31, 2000 compared to $191,841 for the three months ended March 31, 1999 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other securities.

                           Interest income decreased to $42,352 for the three months ended March 31, 2000 from $108,631 for the three months ended March 31, 1999 due to the reduced amount of funds available for investment.

                           Total expenses increased to $3,874,789 for the three months ended March 31, 1999 from $1,043,847 for the three months ended March 31, 1999.

                           Compensation and related costs increased to $763,242 for the three months ended March 31, 2000 from $449,632 for the three months ended March 31, 1999. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its internet-based job search services venture.

                           Real estate leased expenses, net increased to $1,988,413 for the three months ended March 31, 2000 from $321,372 for the three months ended March 31, 1999 due primarily to the completion of the construction of the movie theaters and the commencement of rent in late 1999.

                           Advertising expense increased to $610,791 for the three months ended March 31, 2000 from $26,900 for the three months ended March 31, 1999 as CareerEngine, Inc. commenced its comprehensive communications program in 1999.

                           General and administrative expenses increased to $512,343 for the three months ended March 31, 2000 from $245,943 for the three months ended March 31, 1999 due primarily to the increased operations of CareerEngine, Inc.

                           On a pre-tax basis, the Company had a loss of $709,792 for the three months ended March 31, 2000 compared with a loss of $635,285 for the three months ended March 31, 1999 primarily due to the start-up expenses associated with CareerEngine, Inc. In the three months ended March 31, 2000, the Company had a tax expense of $16,020 compared to a tax expense of $12,843 for the three months ended March 31, 1999. For Federal income tax purposes, as of December 31, 1999, the Company had net operating loss carryforwards of approximately $17,311,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2019.

                           The Company's net loss for the three months ended March 31, 2000 was $725,812 compared with a net loss of $648,128 for the three months ended March 31, 1999. For the three months ended March 31, 2000, loss per share (basic and diluted) is $.13 per share. For the three months ended March 31, 1999, net loss per share (basic and diluted) was $.12 per share.

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

                           In 1997, the Company issued $72,750,000 of adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were issued to finance 97% of the cost of the Company's real estate program. The 3% balance, $2,272,500, was provided as a capital contribution by the Preferred Member ($2,250,000) and the Common Members ($22,500) of the Company's lessor subsidiary, Movieplex Realty Leasing, L.L.C. A third party owns 100% of the Preferred Membership and two subsidiaries of the Company own 100% of the Common Membership of the Lessor.

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

                           While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future operational and capital needs, the Company is seeking external financing in order to fund the projected expanded operations of its e-recruiting Internet focused venture. The Company does not have any material commitments for capital expenditures as of March 31, 2000.

                                     PART II

                                OTHER INFORMATION



Item 5.  Other Information.

                  Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations and information available to management at this time. They may involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors which could cause actual results to differ from the forward looking statements include, among others, the following: general economic and business conditions; competition; the success of operating initiatives relating to the Company's technology related subsidiary and the Company's financial consulting services; development and operating costs; fluctuations in interest rates; the existence or absence of adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and changes in or the failure to comply with government regulations.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits:-- A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

                           Exhibit 27 -- Financial Data Schedule - see below

                  (b)      Reports on Form 8-K:

                           The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAREERENGINE NETWORK, INC.



                                  /s/ George W. Benoit
                                  --------------------
Date: May 15, 2000                George W. Benoit, Chairman of the Board
                                  of Directors, President, and Chief Executive
                                  Officer




                                  /s/ Anthony S. Conigliaro
                                  -------------------------
Date: May 15, 2000                Anthony S. Conigliaro, Vice President and
                                  Chief Financial Officer