Form 10QSB
period 2000-06-30
CAREERENGINE NETWORK INC
filed 2000-08-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [ X ] Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

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

                                   Yes [ X ]   No  [  ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                Outstanding at July 31, 2000
              -----                                ----------------------------

   Common stock - par value $.10                          5,442,073 shares

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

                  The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

                   CareerEngine Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                    June 30,         December 31,
                                                       2000              1999
                                                   ------------      ------------
ASSETS

Cash and cash equivalents                          $  2,115,855      $  1,006,276
Marketable securities                                 2,453,610         4,888,610
Real estate leased, net                              69,630,734        70,336,022
Fixed assets, net                                       621,054           600,541
Deferred financing costs, net                         2,201,914         1,707,279
Deferred rental income                                1,653,080           577,485
Other assets                                            584,837           565,018
                                                   ------------      ------------

                                                   $ 79,261,084      $ 79,681,231
                                                   ============      ============

LIABILITIES

Bonds payable                                      $ 72,750,000      $ 72,750,000
Debentures payable                                    1,331,028
Accrued interest                                        890,558           836,130
Accrued expenses and other liabilities                1,249,429         1,891,201
                                                   ------------      ------------

      Total liabilities                              76,221,015        75,477,331
                                                   ------------      ------------

Due to preferred member                               2,250,000         2,250,000
                                                   ------------      ------------

Commitments

STOCKHOLDERS' EQUITY

Common stock - authorized 10,000,000 shares,
   par value $.10; issued 6,749,600 shares              674,960           674,960
Paid-in surplus                                      16,098,009        14,984,510
Deficit                                             (12,950,021)      (10,657,861)
                                                   ------------      ------------

                                                      3,822,948         5,001,609
Less treasury stock, at cost -
1,312,327 shares in 2000 and 1,313,927 in 1999       (3,032,879)       (3,047,709)

                                                        790,069         1,953,900
                                                   ------------      ------------

                                                   $ 79,261,084      $ 79,681,231
                                                   ============      ============

                                       2

                                   CareerEngine Network, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                  ----------------------------      ----------------------------
                                                      2000              1999            2000             1999
                                                  -----------      -----------      -----------      -----------

Revenues
   E-recruiting related services                  $   335,948                       $   514,558
   Rental income from real estate leased            2,233,467      $   457,835        4,491,096      $ 1,051,672
   Consulting fees                                      3,000          183,924           14,600          292,014
   Income on securities transactions, net              21,332          890,015          696,137        1,081,856
   Interest income                                     22,511           97,713           64,863          206,345
                                                  -----------      -----------      -----------      -----------
                                                    2,616,258        1,629,487        5,781,254        2,631,887
                                                  -----------      -----------      -----------      -----------

Expenses
   Compensation and related costs                     935,472          670,613        1,698,714        1,120,246
   Real estate leased expenses, net                 2,061,465          773,106        4,070,092        1,705,419
   Advertising                                        416,063           45,258        1,026,854           75,158
   General and administrative                         522,731          339,219        1,014,859          565,058
   Interest on beneficial conversion feature
      of debentures payable                           246,875                           246,875
                                                  -----------      -----------      -----------      -----------
                                                    4,182,606        1,828,196        8,057,394        3,465,881
                                                  -----------      -----------      -----------      -----------

Loss before income taxes                           (1,566,348)        (198,709)      (2,276,140)        (833,994)
Income tax provision                                                       680           16,020           13,522
                                                  -----------      -----------      -----------      -----------

Net loss                                          $(1,566,348)     $  (199,389)     $(2,292,160)     $  (847,516)
                                                  ===========      ===========      ===========      ===========

Net loss per common share - basic and diluted     $      (.29)     $      (.04)     $      (.42)     $      (.16)
                                                  ===========      ===========      ===========      ===========


Weighted average number of common shares
outstanding - basic and diluted                     5,440,000        5,436,000        5,438,000        5,436,000
                                                  ===========      ===========      ===========      ===========


                                       3

                                CareerEngine Network, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                            ------------------------------
                                                                               2000                1999
                                                                            ------------      ------------
Cash flows from operating activities
   Net loss                                                                 $ (2,292,160)     $   (847,516)
   Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
        Depreciation and amortization                                            903,338           102,515
        Interest on beneficial conversion feature of debentures payable          246,875
        Sale of marketable securities, net                                     2,435,000           924,265
        Issuance of treasury stock for services                                   15,200
        Changes in:
           Deferred financing costs, net                                        (326,803)
           Deferred rental income                                             (1,075,595)
           Other assets                                                          (19,819)         (424,284)
           Accrued expenses, other liabilities and accrued interest             (587,345)        3,965,838
                                                                            ------------      ------------

              Net cash (used in) provided by operating activities               (701,309)        3,720,808
                                                                            ------------      ------------

Cash flows from investing activities
   Sale of investment securities, net                                                           22,277,225
   Construction of improvements                                                                (25,949,810)
   Purchase of furniture and equipment                                          (164,112)         (151,741)
   Increase in due to preferred member                                                             750,000
                                                                            ------------      ------------

              Net cash used in investing activities                             (164,112)       (3,074,326)
                                                                            ------------      ------------

Cash flows from financing activities
   Purchase of treasury stock                                                                      (23,180)
   Proceeds from issuance of debentures                                        1,331,028
   Additional paid in capital from sale of debentures                            643,972
                                                                            ------------      ------------


              Net cash provided by (used in) financing activities              1,975,000           (23,180)
                                                                            ------------      ------------

Increase (decrease) in cash and cash equivalents                               1,109,579           623,302

Cash and cash equivalents at beginning of period                               1,006,276         1,040,955
                                                                            ------------      ------------

Cash and cash equivalents at end of period                                  $  2,115,855      $  1,664,257
                                                                            ============      ============

Supplemental  disclosures of Cash Flow  Information
    Cash paid during the period for:
      Interest (net of amounts capitalized)                                 $  3,255,916      $  2,486,827
      Income taxes                                                          $     16,020      $      7,375
      Issuance of  warrants in connection with debentures payable           $    222,282

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

         Certain amounts have been reclassified in the financial statements for the three and six month periods ended June 30, 1999 to conform to the presentation of the three and six month periods ended June 30, 2000.

2.       Income (Loss) Per Share
         -----------------------

         Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

3.       Debentures Payable
         ------------------

         On June 28, 2000, the Company privately placed 39.50 units of its securities. Each unit consisted of a $50,000 subordinated convertible debenture, 12,500 Class A Common Stock Warrants and 12,500 Class B Common Stock Warrants. Each $50,000 debenture is convertible into 25,000 shares of common stock. The Class A and B Warrants are exercisable at $4 and $6, respectively. The debentures bear interest at 12%, payable quarterly, commencing October 1, 2000 and mature March 31, 2010. The Class A and B Warrants are exercisable at any time until March 31, 2003 and March 31, 2005, respectively. On August 7, 2000, the Company privately placed an additional 8.50 units under the same terms and conditions as set forth above.

         The Company incurred a non-recurring non-cash interest charge of $246,875 due to the beneficial conversion feature of the debentures. In addition, the Company valued the warrants, which were treated as debt discount utilizing the Black-Scholes Pricing Model, at $643,972 which will be amortized over the life of the debentures.

4.       Real Estate Leased and Bonds Payable
         ------------------------------------

         In 1997, the Company entered into a triple net, credit type lease, as amended (the "Lease"), with Carmike Cinemas, Inc., pursuant to which the Company leased six parcels of land and the improvements thereon (the "Property") to Carmike. Concurrently, the Company issued $72,750,000 principal amount of its adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds are secured by irrevocable letters of credit issued by a group of banks. In connection therewith the Company entered into a Reimbursement Agreement with Wachovia Bank, N.A., as agent for the banks, under which the Company is obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit.

         On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent under the Lease, the Company failed to make certain payments to Wachovia under the Reimbursement Agreement. Wachovia has declared a default under the Reimbursement Agreement, and has accelerated all amounts due by the Company thereunder. In addition, Wachovia has directed the Trustee under the Indenture governing the issuance of the Bonds, to accelerate the payment of all principal and interest with respect to the Bonds. Such amounts will be paid entirely through draws on the letters of credit and will not be paid with funds of the Company.

         The Company's obligations under the Reimbursement Agreement and the Bonds are and always have been fully non-recourse, and the Company's exposure is and always has been limited solely to the Company's interest in the Property. The Company cannot determine, at this time, the prospective effect of the proceeding initiated by Carmike.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Reform Act. See Part II, Other Information - Item 5.

                  A.       Three Months Ended June 30, 2000 Compared
                           -----------------------------------------
                           with Three Months Ended June 30, 1999
                           -------------------------------------

                           Total revenues increased to $2,616,258 for the three months ended June 30, 2000 from $1,629,487 for the three months ended June 30, 1999.

                           E-recruiting related services increased to $335,948 for the three months ended June 30, 2000 from nil for the three months ended June 30, 1999 as the E-recruiting operations of the Company's subsidiary, CareerEngine, Inc., commenced in the quarter ended December 31, 1999.

                           Rental income from real estate leased increased to $2,233,467 for the three months ended June 30, 2000 from $457,835 in the three months ended June 30, 1999. Rental income for the three months ended June 30, 1999 represents interest income earned on unexpended construction proceeds, as the construction of the Company's movie theaters was completed on November 20, 1999 and rent thereon commenced.

                           Financial consulting fees were $3,000 for the three months ended June 30, 2000 compared to $183,924 for the three months ended June 30, 1999. Significant variations in this category of revenue are likely to occur due to the transactional nature of the Company's financial consulting business.

                           Income on securities transactions, net decreased to $21,332 for the three months ended June 30, 2000 compared to $890,015 for the three months ended June 30, 1999 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other securities.

                           Interest income decreased to $22,511 for the three months ended June 30, 2000 from $97,713 for the three months ended June 30, 1999 due to the reduced amount of funds available for investment.

                           Total expenses increased to $4,182,606 for the three months ended June 30, 2000 from $1,828,196 for the three months ended June 30, 1999.

                           Compensation and related costs increased to $935,472 for the three months ended June 30, 2000 from $670,613 for the three months ended June 30, 1999. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its internet-based job search services venture. The Company anticipates that compensation costs will increase moderately in the last six months of 2000.

                           Real estate leased expenses, net increased to $2,061,465 for the three months ended June 30, 2000 from $773,106 for the three months ended June 30, 1999 due primarily to the completion of the construction of the movie theaters and the commencement of rent in late 1999.

                           Advertising expense increased to $416,063 for the three months ended June 30, 2000 from $45,258 for the three months ended June 30, 1999 as CareerEngine, Inc. commenced its comprehensive communications program in 1999.

                           General and administrative expenses increased to $522,731 for the three months ended June 30, 2000 from $339,219 for the three months ended June 30, 1999 due primarily to the increased operations of CareerEngine, Inc.

                           The $246,875 non-recurring interest expense for the three months ended June 30, 2000 represents the charge required in connection with the beneficial conversion feature related to debentures payable and the related warrants.

                           On a pre-tax basis, the Company had a loss of $1,566,348 for the three months ended June 30, 2000 compared with a loss of $198,709 for the three months ended June 30, 1999 primarily due to the start-up expenses associated with CareerEngine, Inc. and a significant decrease in income from securities transactions. In the three months ended June 30, 2000, the Company had a tax expense of nil compared to a tax expense of $680 for the three months ended June 30, 1999. For Federal income tax purposes, as of December 31, 1999, the Company had net operating loss carryforwards of approximately $17,311,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2019.

                           The Company's net loss for the three months ended June 30, 2000 was $1,566,348 compared with a net loss of $199,389 for the three months ended June 30, 1999. For the three months ended June 30, 2000, loss per share (basic and diluted) is $.29 per share. For the three months ended June 30, 1999, net loss per share (basic and diluted) was $.04 per share.

                           Six Months Ended June 30, 2000 Compared
                           ---------------------------------------
                           with Six Months Ended June 30, 1999
                           -----------------------------------

                           Total revenues increased to $5,781,254 for the six months ended June 30, 2000 from $2,631,887 for the six months ended June 30, 1999.

                           E-recruiting related services increased to $514,558 for the six months ended June 30, 2000 from nil for the six months ended June 30, 1999 as the E-recruiting operations of the Company's subsidiary, CareerEngine, Inc., commenced in the quarter ended December 31, 1999.

                           Rental income from real estate leased increased to $4,491,096 for the six months ended June 30, 2000 from $1,051,672 in the six months ended June 30, 1999. Rental income for the six months ended June 30, 1999 represents interest income earned on unexpended construction proceeds, as the construction of the Company's movie theaters was completed on November 20, 1999 and rent thereon commenced.

                           Financial consulting fees were $14,600 for the six months ended June 30, 2000 compared to $292,014 for the six months ended June 30, 1999. Significant variations in this category of revenue are likely to occur due to the transactional nature of the Company's financial consulting business.

                           Income on securities transactions, net decreased to $696,137 for the six months ended June 30, 2000 compared to $1,081,856 for the six months ended June 30, 1999 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other securities.

                           Interest income decreased to $64,863 for the six months ended June 30, 2000 from $206,345 for the six months ended June 30, 1999 due to the reduced amount of funds available for investment.

                           Total expenses increased to $8,057,394 for the six months ended June 30, 2000 from $3,465,881 for the six months ended June 30, 1999.

                           Compensation and related costs increased to $1,698,714 for the six months ended June 30, 2000 from $1,120,246 for the six months ended June 30, 1999. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its internet-based job search services venture. The Company anticipates that compensation costs will increase moderately in the last six months of 2000.

                           Real estate leased expenses, net increased to $4,070,092 for the six months ended June 30, 2000 from $1,705,419 for the six months ended June 30, 1999 due primarily to the completion of the construction of the movie theaters and the commencement of rent in late 1999.

                           Advertising expense increased to $1,026,854 for the six months ended June 30, 2000 from $75,158 for the six months ended June 30, 1999 as CareerEngine, Inc. commenced its comprehensive communications program in 1999.

                           General and administrative expenses increased to $1,014,859 for the six months ended June 30, 2000 from $565,058 for the six months ended June 30, 1999 due primarily to the increased operations of CareerEngine, Inc.

                           The $246,875 non-recurring interest expense for the six months ended June 30, 2000 represents the charge required in connection with the beneficial conversion feature related to debentures payable and the related warrants.

                           On a pre-tax basis, the Company had a loss of $2,276,140 for the six months ended June 30, 2000 compared with a loss of $833,994 for the six months ended June 30, 1999 primarily due to the start-up expenses associated with CareerEngine, Inc. and a significant decrease in income from securities transactions. In the six months ended June 30, 2000, the Company had a tax expense of $16,020 compared to a tax expense of $13,522 for the six months ended June 30, 1999. For Federal income tax purposes, as of December 31, 1999, the Company had net operating loss carryforwards of approximately $17,311,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2019.

                           The Company's net loss for the six months ended June 30, 2000 was $2,292,160 compared with a net loss of $847,516 for the six months ended June 30, 1999. For the six months ended June 30, 2000, loss per share (basic and diluted) is $.42 per share. For the six months ended June 30, 1999, net loss per share (basic and diluted) was $.16 per share.

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

                           On August 8, 2000, the Lessee under the Lease with the Company pertaining to all six parcels of land and the theaters thereon included in Real Estate Leased, filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and the Lessee's subsequent failure to pay rent under the Lease, the Company failed to make certain payments to Wachovia Bank, N.A., as Agent, under the Company's Reimbursement Agreement with Wachovia. Wachovia has declared a default under the Reimbursement Agreement, and has accelerated all amounts due by the Company thereunder. In addition, Wachovia has directed the Trustee to accelerate the payment of all principal and interest of the Bonds Payable issued by the Company in connection with the Lease. The Company cannot determine, at this time, the prospective effect of the proceeding initiated by the Lessee. However, the Company's obligations under the Reimbursement Agreement and Bonds Payable are and always have been fully non-recourse, and the Company's exposure is and always has been limited solely to the Company's interest in the aforementioned six real properties.

                           While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future operational and capital needs, the Company continues to seek external financing in order to fund the projected expanded operations of its e-recruiting Internet focused venture. The Company does not have any material commitments for capital expenditures as of June 30, 2000.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

                  Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" relating to CareerEngine Network, Inc. and its subsidiaries (the "Company") within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements. Factors which could cause actual results to differ from the forward looking statements include, among others, the following: general economic and business conditions; competition; the success of operating initiatives relating to the Company's technology related subsidiary and the Company's financial consulting services; development and operating costs; fluctuations in interest rates; the existence or absence of adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and changes in or the failure to comply with government regulations.

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits-- A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

                           Exhibit 27 -- Financial Data Schedule - see below

                  (b)      Reports on Form 8-K:

                           The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAREERENGINE NETWORK, INC.



                                  /s/ George W. Benoit
                                  --------------------
Date: August 14, 2000             George W. Benoit, Chairman of the Board
                                  of Directors, President, and Chief Executive
                                  Officer




                                  /s/ Anthony S. Conigliaro
                                  -------------------------
Date: August 14, 2000             Anthony S. Conigliaro, Vice President and
                                  Chief Financial Officer