Form 10QSB
period 2000-09-30
CAREERENGINE NETWORK INC
filed 2000-11-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                               ------------------

___  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission file number 1-9224

                           CAREERENGINE NETWORK, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        DELAWARE                                        13-2689850
        --------                                        ----------
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

                           Yes X               No __
                              ---

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                  Outstanding at October 31, 2000
          -----                  -------------------------------
Common stock - par value $.10           5,444,006 shares

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

          The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

                   CareerEngine Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                        September 30,
                                                                            2000             December 31,
                                                                         (Unaudited)             1999
                                                                     ----------------     ----------------
ASSETS
Cash and cash equivalents                                            $        953,714     $      1,006,276
Marketable securities                                                       2,533,153            4,888,610
Fixed assets, net                                                             657,906              600,541
Other assets                                                                1,460,068              565,018
                                                                     ----------------     ----------------

                                                                     $      5,604,841     $      7,060,445
                                                                     ================     ================

LIABILITIES

Debentures payable                                                   $      1,756,028
Accrued expenses and other liabilities                                      1,640,705     $      1,891,201
                                                                     ----------------     ----------------

      Total liabilities                                                     3,396,733            1,891,201
                                                                     ----------------     ----------------

Excess of liabilities over assets of discontinued operations                3,361,269            3,215,344


Commitments

STOCKHOLDERS' EQUITY

Common stock - authorized 20,000,000 shares,
   par value $.10; issued 6,749,600 shares                                    674,960              674,960
Preferred stock - authorized 1,000,000 shares,
   par value $.10; none issued
Paid-in surplus                                                            16,096,808           14,984,510
Deficit                                                                   (14,896,533)         (10,657,861)
                                                                     ----------------     ----------------

                                                                            1,875,235            5,001,609
Less treasury stock, at cost -
1,305,594 shares in 2000 and 1,313,927 in 1999                             (3,028,396)          (3,047,709)
                                                                     ----------------     ----------------

                                                                           (1,153,161)           1,953,900
                                                                     -----------------    ----------------

                                                                     $      5,604,841     $      7,060,445
                                                                     ================     ================

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                         ----------------------------------     ---------------------------------
                                                                2000               1999               2000               1999
                                                         --------------      --------------     --------------     --------------
Revenues
   E-recruiting related services                             $  415,160          $   16,091         $  929,718         $   16,091
   Income on securities transactions, net                       570,157             251,105          1,266,294          1,332,960
   Interest income                                               37,357              93,842             98,412            300,187
   Other income                                                                     228,190              2,024            228,190
                                                         --------------      --------------     --------------     --------------
                                                              1,022,674             589,228          2,296,448          1,877,428
                                                         --------------      --------------     --------------     --------------

Expenses
   Compensation and related costs                               972,136             558,557          2,482,190          1,007,069
   Advertising                                                  330,920             344,537          1,357,774            412,695
   General and administrative                                   566,254             352,155          1,702,604            808,765
   Beneficial conversion feature
      of debentures payable                                                                            246,875
                                                         --------------      --------------     --------------     --------------
                                                              1,869,310           1,255,249          5,789,443          2,228,529
                                                         --------------      --------------     --------------     --------------

Loss from continuing operations
before income taxes                                            (846,636)           (666,021)        (3,492,995)          (351,101)
   Income tax provision                                                                                 15,340             12,163
                                                         --------------      --------------     --------------     --------------

Loss from continuing operations                                (846,636)           (666,021)        (3,508,335)          (363,264)
                                                         ---------------     ---------------    ---------------    ---------------

Discontinued operations:
   Income (loss) from operations of discontinued
      real estate and consulting activities                    (295,191)            (76,275)            74,349         (1,226,550)
   Write-off of unamortized financing costs                    (804,667)                              (804,667)
                                                         --------------      --------------     --------------     --------------

Loss from discontinued operations                            (1,099,858)            (76,275)          (730,318)        (1,226,550)
                                                         ---------------     ---------------    ---------------    ---------------

Net Loss                                                 $   (1,946,494)      $    (742,296)     $  (4,238,653)      $ (1,589,814)
                                                         ===============     ===============    ===============    ===============

Per common share - basic and diluted
   Loss from continuing operations                               $ (.16)             $ (.13)            $ (.65)            $ (.06)
   Loss from discontinued operations                               (.20)               (.01)              (.13)              (.23)
                                                                 -------             -------            -------            -------
   Net loss                                                      $ (.36)             $ (.14)            $ (.78)            $ (.29)
                                                                 =======             =======            =======            =======

Weighted average number of common shares
outstanding - basic and diluted                               5,442,183           5,435,673          5,440,090          5,435,964
                                                         ==============      ==============     ==============     ==============

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                            -------------------------------------
                                                                                                        September 30,
                                                                                                  2000                1999
                                                                                            ---------------    --------------
Cash flows from operating activities
   Loss from continuing operations                                                             $(3,508,335)         $(363,264)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                              232,144            191,651
        Beneficial conversion feature of debentures payable                                        246,875
        Sale of marketable securities, net                                                       2,355,457          1,528,540
        Issuance of treasury stock for services                                                     18,483
        Changes in:
           Other assets                                                                           (688,397)             7,743
           Accrued expenses and other liabilities                                                 (250,496)           939,478
                                                                                            ---------------    --------------
        Cash provided by (used in) continuing operations                                        (1,594,269)         2,304,148
        Cash provided by (used in) discontinued operations                                        (584,393)         8,462,072
                                                                                            ---------------    --------------

              Net cash (used in) provided by operating activities                               (2,178,662)        10,766,220
                                                                                            ---------------    --------------

Cash flows from investing activities
   Purchase of furniture and equipment                                                            (273,900)          (557,471)
                                                                                            ---------------    ---------------
   Cash provided by (used in) continuing operations                                               (273,900)          (557,471)
   Cash provided by (used in) discontinued operations                                                             (10,879,253)
                                                                                            ---------------    --------------


              Net cash provided by (used in) investing activities                                 (273,900)       (11,436,724)
                                                                                            ---------------    ---------------

Cash flows from financing activities
   Purchase of treasury stock                                                                                         (23,180)
   Proceeds from issuance of debentures                                                          1,756,028
   Additional paid in capital from sale of debentures                                              643,972
                                                                                            --------------     --------------

   Cash provided by (used in) continuing operations                                              2,400,000            (23,180)
   Cash provided by (used in) discontinued operations                                                                 750,000
                                                                                            ---------------    --------------


              Net cash provided by (used in) financing activities                                2,400,000            726,820
                                                                                            ---------------    --------------

Increase (decrease) in cash and cash equivalents                                                    52,562             56,316

Cash and cash equivalents at beginning of period                                                 1,006,276          1,040,955
                                                                                            --------------     --------------

Cash and cash equivalents at end of period                                                        $953,714         $1,097,271
                                                                                            ==============     ==============

Supplemental  disclosures of Cash Flow  Information  from continuing  operations
   Cash paid during the period for:
      Interest                                                                                     $45,336                 --
      Income taxes                                                                                 $30,684             $7,375
      Issuance of warrants in connection with debentures payable                                  $222,282                 --


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

         Certain amounts have been reclassified in the financial statements for the three and nine month periods ended September 30, 1999 to conform to the presentation of the three and nine month periods ended September 30, 2000. In addition, the financial statements have been restated to reflect the discontinued operations of the periods presented and to reclassify the assets and liabilities related thereto (see Note 4).

2.       Income (Loss) Per Share

         Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

3.       Excess of Liabilities over Assets of Discontinued Operations

         In August 2000, the Company discontinued its merchant banking operations, which consisted of its real estate project with Carmike Cinemas, Inc., and its financial consulting operations. Accordingly, the Company's remaining operations are solely from its e-recruiting segment.

         The Company will recognize a gain in an amount approximately equal to Excess of Liabilities over Assets of Discontinued Operations ($3,361,269 at September 30, 2000) when title relating to six properties leased to Carmike is transferred pursuant to the direction of Wachovia, N. A., as agent to the holders of the non-recourse debt under the Reimbursement Agreement referred to below. However, due to various proceedings relating to Carmike's petition under Chapter 11 of the United States Bankruptcy Code, no such transfer, as yet, has been made. The Company's exposure related to this real estate project is and always has been limited solely to the Company's interest in the six properties.

4.       Discontinued Operations

         In 1997, the Company entered into a triple net, credit type lease with Carmike, pursuant to which the Company leased to Carmike six parcels of land and the improvements thereon. Concurrently, the Company issued $72,750,000 principal amount of its adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were secured by irrevocable letters of credit issued by a group of banks. In connection therewith the Company entered into a Reimbursement Agreement with Wachovia, as agent for the banks, under which the Company was obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit.

         On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent to date under the lease, the Company failed to make required payments to Wachovia under the Reimbursement Agreement. Accordingly, Wachovia declared a default under the Reimbursement Agreement and accelerated all amounts due by the Company thereunder. Wachovia also directed the Trustee under the related Indenture to redeem the Bonds. Such amounts were paid entirely through draws on the related letters of credit and were not paid with funds of the Company. However, as the Bonds are no longer outstanding, all unamortized financing costs (amounting to $804,667) relating thereto were expensed. In addition, Carmike has not disaffirmed the lease and continues to occupy the six theaters.

         The financial statements have been restated to reflect the discontinued operations of the periods presented and to reclassify the assets and liabilities related thereto.

         Excess of Liabilities over Assets of Discontinued Operations at September 30, 2000 and December 31, 1999 consists of the following:

                                September 30, 2000       December 31, 1999
                                ------------------       -----------------
  Real estate leased, net       $      69,510,631        $     70,336,022
  Other assets                          2,643,780               2,284,764
  Reimbursement obligations           (72,750,000)            (72,750,000)
  Other liabilities                      (515,680)               (836,130)
  Due to preferred member              (2,250,000)             (2,250,000)
                                ------------------       -----------------
                                $      (3,361,269)       $     (3,215,344)
                                ==================       =================

         Loss from discontinued operations for the three month periods ended September 30, 2000 and 1999 and the nine month periods ended September 30, 2000 and 1999 are as follows:

                                      Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                -----------------------------   ----------------------------
                                     2000            1999           2000           1999
                                --------------  ------------    -------------  -------------
Revenues                        $   1,130,607   $    425,073    $  5,804,374   $  1,768,759
Expenses                           (1,425,798)      (501,348)     (5,730,025)    (2,995,309)
Write-off of unamortized
  financing costs                    (804,667)                      (804,667)
                                --------------  ------------    -------------  -------------
                                $  (1,099,858)  $    (76,275)   $   (730,318)  $ (1,226,550)
                                ==============  =============   =============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Reform Act. See Part II, Other Information - Item 5.

         In August 2000, the Company discontinued its merchant banking operations, which consisted of its real estate project with Carmike Cinemas, Inc., and its financial consulting operations. Accordingly, the Company's remaining operations are solely from its e-recruiting segment. The Company's financial resources as well as the efforts of its management shall now be focused entirely on this segment.

         E-recruiting activities are derived from the operations of the two divisions of the Company's wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide on- and off-line companies with a dynamic solution to on-line recruiting challenges. The two divisions represent an innovative business model, making CareerEngine, Inc. a unique player in the on-line recruiting space.

         CareerEngine Network is a leading network of approximately 25+ vertical career sites, organized by function, profession, location and diversity. These sites allow companies to post job openings for qualified candidates. Prospective employees can search for jobs, confidentially post their resumes, receive personalized advice from on-line career counselors, and a host of other services. These "vertical" career sites are free to those seeking employment.

         CareerEngine Solutions, an Application Service Provider (ASP), innovatively serves both on- and off-line businesses by building, hosting and maintaining turnkey career sites. CareerEngine consultants assist clients' efforts to maximize the potential of their new site by providing sales and marketing expertise.

         A. Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

                  Total revenues increased to $1,022,674 for the three months ended September 30, 2000 from $589,228 for the three months ended September 30, 1999 due primarily to increases in E-recruiting service revenues and income on cash management activities.

                  E-recruiting related services increased to $415,160 for the three months ended September 30, 2000 from 16,091 for the three months ended September 30, 1999 as the E-recruiting operations of the Company's subsidiary, CareerEngine, Inc., commenced in the quarter ended September 30, 1999.

                  Income on securities transactions, net increased to $570,157 for the three months ended September 30, 2000 compared to $251,105 for the three months ended September 30, 1999 principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other securities.

                  Interest income decreased to $37,357 for the three months ended September 30, 2000 from $93,842 for the three months ended September 30, 1999 due to the reduced amount of funds available for investment.

                  Other income for the three months ended September 30, 1999 relates primarily to the Company's collection of a reserved receivable relating to the sale of a former subsidiary.

                  Total expenses increased to $1,869,310 for the three months ended September 30, 2000 from $1,255,249 for the three months ended September 30, 1999 principally due to the costs associated with the additional employees related to the E-recruiting operations of the Company.

                  Compensation and related costs increased to $972,136 for the three months ended September 30, 2000 from $558,557 for the three months ended September 30, 1999. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its internet-based job E-recruiting activities. The Company anticipates that compensation costs will increase very moderately in the last three months of 2000.

                  Advertising expense decreased moderately to $330,920 for the three months ended September 30, 2000 from $344,537 for the three months ended September 30, 1999, as CareerEngine, Inc. continues its comprehensive communications program that commenced in 1999.

                  General and administrative expenses increased to $566,254 for the three months ended September 30, 2000 from $352,155 for the three months ended September 30, 1999, due primarily to the increased operations of CareerEngine, Inc.

                  The $246,875 non-recurring interest expense for the nine months ended September 30, 2000 represents the charge required in connection with the beneficial conversion feature related to debentures payable and the related warrants.

                  On a pre-tax basis, the Company had a loss of $846,664 for the three months ended September 30, 2000 from continuing operations compared with a loss of $666,021 from continuing operations for the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of December 31, 1999, the Company had net operating loss carryforwards of approximately $17,311,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2019.

                  The Company's net loss for the three months ended September 30, 2000 from continuing operations was $846,636 compared with a net loss of $666,021 from continuing operations for the three months ended September 30, 1999. For the three months ended September 30, 2000, loss per share from continuing operations (basic and diluted) is $.16 per share. For the three months ended September 30, 1999, net loss per share from continuing operations (basic and diluted) was $.13 per share.

                  The Company's net loss for the three months ended September 30, 2000 from discontinued operations was $1,099,858 compared with a net loss of $76,275 from discontinued operations for the three months ended September 30, 1999. For the three months ended September 30, 2000, loss per share from discontinued operations (basic and diluted) is $.2o per share. For the three months ended September 30, 1999, net loss per share from discontinued operations (basic and diluted) was $.01 per share.

                  The Company's net loss for the three months ended September 30, 2000 was $1,946,494, compared with a net loss of $742,296 for the three months ended September 30, 1999. For the three months ended September 30, 2000, loss per share (basic and diluted) is $.36 per share. For the three months ended September 30, 1999, net loss per share from (basic and diluted) was $.14 per share.

                  Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

                  Total revenues increased to $2,296,448 for the nine months ended September 30, 2000 from $1,877,428 for the nine months ended September 30, 1999, due primarily to increases in E-recruiting service revenues and income on cash management activities.

                  E-recruiting related services increased to $929,718 for the nine months ended September 30, 2000 from 16,031 for the nine months ended September 30, 1999, as the E-recruiting operations of the Company's subsidiary, CareerEngine, Inc., commenced in the quarter ended September 30, 1999.

                  Income on securities transactions, net decreased to $1,266,294 for the nine months ended September 30, 2000 compared to $1,332,960 for the nine months ended September 30, 1999, principally from the results of the Company's cash management and investing activities. These activities include transactions involving futures, puts, calls, equities, municipal securities, and other securities.

                  Interest income decreased to $98,412 for the nine months ended September 30, 2000 from $300,187 for the nine months ended
                  September 30, 1999, due to the reduced amount of funds available for investment.

                  Other income for the nine months ended September 30, 1999 relates primarily to the Company's collection of a reserved receivable relating to the sale of a former subsidiary.

                  Total expenses increased to $5,789,443 for the nine months ended September 30, 2000 from $2,228,529 for the nine months ended September 30, 1999, principally due to the increased compensation and selling costs associated with the e-recruiting operations of CareerEngine, Inc.

                  Compensation and related costs increased to $2,482,190 for the nine months ended September 30, 2000 from $1,007,069 for the nine months ended September 30, 1999. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its internet-based E-recruiting activities. The Company anticipates that compensation costs will increase very moderately in the last three months of 2000.

                  Advertising expense increased to $1,357,774 for the nine months ended September 30, 2000 from $412,695 for the nine months ended September 30, 1999, as CareerEngine, Inc. commenced its comprehensive communications program in 1999.

                  General and administrative expenses increased to $1,702,604 for the nine months ended September 30, 2000 from $808,765 for the nine months ended September 30, 1999, due primarily to the increased operations of CareerEngine, Inc.

                  The $246,875 non-recurring interest expense for the nine months ended September 30, 2000 represents the charge required to recognize the beneficial conversion feature related to the issuance of debentures payable and the related warrants in June 2000.

                  On a pre-tax basis, the Company had a loss of $3,492,995 for the nine months ended September 30, 2000 from continuing operations, compared with a loss of $351,021 from continuing operations for the expenses associated with CareerEngine, Inc. In the nine months ended September 30, 2000, the Company had a tax expense of $15,340 compared to a tax expense of $12,123 for the nine months ended September, 30 2000. For Federal income tax purposes, as of December 31, 1999, the Company had net operating loss carryforwards of approximately $17,311,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2019.

                  The Company's net loss for the nine months ended September 30, 2000 from continuing operations was $3,508,335 compared with a net loss of $363,264 from continuing operations for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, loss per share from continuing operations (basic and diluted) is $.65 per share. For the nine months ended September 30, 1999, net loss per share from continuing operations (basic and diluted) was $.06 per share.

                  The Company's net loss for the nine months ended September 30, 2000 from discontinued operations was $730,318 compared with a net loss of $1,226,550 from discontinued operations for the nine months ended September 30, 2000. For the nine months ended September 30, 2000 loss per share from discontinued operations (basic and diluted) is $.13 per share. For the nine months ended September 30, 1999, net loss per share from discontinued operations (basic and diluted) was $.23 per share.

                  The Company's net loss for the nine months ended September 30, 2000 was $4,238,653, compared with a net loss of $1,589,814 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, loss per share (basic and diluted) is $.78 per share. For the nine months ended September 30, 1999, net loss per share from (basic and diluted) was $.29 per share.

         B.       Liquidity and Capital Resources

                  Management of the Company believes that funds generated from operations, supplemented by its available assets, will provide it with sufficient resources to meet present and reasonably foreseeable future capital needs. These available assets consist primarily of cash, and investments, which are readily convertible into cash.

                  The Company invests excess funds in liquid, short-term financial instruments in order to maximize its current cash return with minimum interest rate risk. Such investments include U.S. Government and municipal obligations, futures contracts and money market funds.

                  While the Company believes that currently available funds will provide it with sufficient resources to meet all present and reasonably foreseeable future operational and capital needs, the Company continues to actively seek external financing in order to fund the projected expanded operations of its e-recruiting activities.

                  The transaction relating to the Company's six movie theaters and Carmike Cinema, Inc. is and always has been cash flow neutral (rent is equal to interest expense, principal amortization and other related expenses that are the responsibility of the Company). Carmike's filing of a petition under Chapter 11 of the United States Bankruptcy Code has not changed this financial relationship as the Company's exposure related to this real estate project is and always has been limited solely to the Company's interest in the theaters.

                  The Company does not have any material commitments for capital expenditures as of September 30, 2000.

                                     PART II

                                OTHER INFORMATION

Item 5.  Other Information.

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB constitute "forward-looking statements" relating to CareerEngine Network, Inc. and its subsidiaries (the "Company") within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements. Factors which could cause actual results to differ from the forward-looking statements include, among others, the following: general economic and business conditions; competition; the success of operating initiatives relating to the Company's technology related subsidiary and the Company's financial consulting services; development and operating costs; fluctuations in interest rates; the existence or absence of adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; and changes in or the failure to comply with government regulations.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits -- A statement regarding the computation of per share earnings is omitted because the computation is described in
                  Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

                  Exhibit 27 -- Financial Data Schedule - see below

         (b)      Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CAREERENGINE NETWORK, INC.



                                     /s/ George W. Benoit
                                     -----------------------------------------
Date: November 14, 2000              George W. Benoit, Chairman of the Board
                                     of Directors, President, and Chief
                                     Executive Officer




                                     /s/ Anthony S. Conigliaro
                                     -------------------------------------------
Date: November 14, 2000              Anthony S. Conigliaro, Vice President and
                                     Chief Financial Officer