Form 10KSB
period 2000-12-31
CAREERENGINE NETWORK INC
filed 2001-04-13
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                   For the fiscal year ended December 31, 2000
                                             -----------------

[   ]     TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 (No fee required)

               For the transition period from __________ to __________

               Commission file number l-9224
                                      ------

                      CAREERENGINE NETWORK, INC.
--------------------------------------------------------------------------
             (Name of Small Business Issuer in Its Charter)

                DELAWARE                             13-2689850
-----------------------------------------   ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)


        2 World Trade Center, Suite 2112, New York, N.Y.          10048
----------------------------------------------------------     -----------
            (Address of Principal Executive Offices)            (Zip Code)


                                  212-775-0400
--------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


               Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
         Title of Each Class                        on Which Registered
    -----------------------------                 -------------------------
    Common stock - par value $.10                  American Stock Exchange
                                                       Pacific Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                   None
--------------------------------------------------------------------------
                             (Title of Class)

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

               Issuer's revenues for 2000, its most recent fiscal year, were $2,918,276.

               As of February 28, 2001, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,009,210.

               The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                       Outstanding at February 28, 2001
               -----                       --------------------------------

   Common stock - par value $.10                      5,504,944
   -----------------------------                      ---------

               DOCUMENTS INCORPORATED BY REFERENCE

               None.

                                     PART I


Item l.        Description of Business.

               Background and History

               CareerEngine Network, Inc. (name changed from Helmstar Group, Inc. on March 28, 2000), through its wholly-owned subsidiary CareerEngine, Inc., is engaged in the business of e-recruiting. CareerEngine Network, Inc. and all its subsidiaries are hereinafter collectively referred to as the "Company," "our," or "we" unless the context requires otherwise.

               In August 2000, we discontinued our merchant banking operations, which consisted of our real estate project with Carmike Cinemas, Inc., and our financial consulting operations. Accordingly, our remaining operations, as stated above, are solely from our e-recruiting activities. Our financial resources and our management's efforts are now focused entirely on this segment.

               Our Continuing Operations

               E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide on- and off-line companies with products and services addressed to meeting on-line recruiting problems.

               Our Network Division operates 25 portal career sites organized by specific job function, profession, designation, work location and diversity.

               These sites enable employers and recruiters to post job offerings for specific target areas in one or more of our career specific sites. Prospective employees can search for jobs, confidentially post their resumes, receive personalized advice from our online career counselors and avail themselves of a host of other services.

               Our Solutions Division develops and maintains career sites for companies and recruiters. We customize these sites to reflect the particular look and feel of our customers' websites utilizing our software that we make available on an ASP basis. We believe that offering a prospective client the opportunity to participate in our network of career sites and having us build a career center for the client's own website, gives us a flexibility which we believe is not enjoyed by any of our competitors. We believe that by offering multiple products and services to address online recruiting needs, we have established our own unique niche in the online recruiting market.

               Our CareerEngine Network Division

               Most online job sites that offer aggregate listings in different fields lack specialized capabilities. Their postings are broad based, covering all types of jobs in many industries. As a result, job seekers must often search through exhaustive lists of unsuitable opportunities. The CareerEngine Network is different. Our category specific approach enables job seekers to focus on those opportunities that are suitable for their skills. We do this by limiting employment opportunities in each database to the industry covered by that database. This helps to reduce the quantity of non-related postings delivered by a key word search. Recruiters and employers can quickly find and attract qualified candidates with specialized skills and expertise. We attempt to screen our employment postings for specificity, although we are not always successful. However, we believe we offer a network of career sites through which a recruiter can conveniently and cost effectively focus on highly trained qualified candidates suited for specific job openings. The vertical orientation of our job sites - which encompass fields ranging from accounting to sales and IT - makes it easier for job seekers and potential employers to locate and evaluate one another.

               We derive a significant number of job postings through our network of over 40 independent distributors. These distributors include major online and offline recruitment advertising firms and major recruitment and placement agencies that seek a variety of websites, both category specific and broad based, to post their clients' job openings. Some of our distributors include TMP Worldwide, CareerBuilder, Inc., Bernard Hodes, Vault.Com, Shaker Advertising and Recruit USA.

               We estimate, based on discussions with our distributors, that there are more than 5,000 salespersons and/or account executives engaged by our distributors involved in soliciting job postings. Our distributors pay us our standard posting fees less a negotiated commission for postings they originate and list on the CareerEngine network.

               Among the services provided employers and recruiters on our network is the opportunity to access our confidential resume database containing resumes placed on our category specific websites by job seekers. These resumes are furnished to them with built-in safeguards to protect the privacy concerns of applicants.

               Recently, we have entered into a number of co-branding arrangements where we either develop or upgrade a career site for a co-branding client, such as Crain's NY.com, the online version of the financial news journal, Engineering.com, a site serving the engineering community and JoC.com, the online version of The Journal of Commerce, an Economist Group publication.

               These sites participate as members of our CareerEngine Network together with our own vertical career sites and we share the revenues generated. Another co-branding client is SmartMoney.com, a popular website offering personal financial news, tools and investment advice. Users of this site will now have access to a career center created by us offering confidential resume hosting, job postings and career specific news.

               Revenue from the CareerEngine Network Division is derived from job placement advertisements, banner advertisement placements for corporations and other organizations, sponsorship advertisements, and co-branding arrangements with content providers that generate revenues of a similar nature as those mentioned above.

               Our CareerEngine Solutions Division

               Online career centers are becoming increasingly utilized by publishers, corporations and other organizations such as search firms that can generate revenue by selling job postings. Web publishers can utilize career centers to create additional revenue streams through advertising and retain visitors.
               Corporations can use a career center to make their online recruitment efforts more productive. Early in 2000, we formed our CareerEngine Solutions Division to offer the experience, staff and know-how to build, host and maintain on an ASP basis career centers for on and offline organizations more effectively, quicker and at less cost than would be the case if the organizations built and maintained their own websites. Our management believes that these career centers should provide a company with the opportunity to attract and recruit the best candidates by being able to offer them the ability, to quickly assess the company's visions and competitive advantages by accessing information placed by the company in appropriate fields provided by us.

               We develop customized career content for our client's site, and recommend proprietary "plug-ins" that incorporate the latest technology - such as job search agents and confidential resume hosting. We do not have any agreements with third-parties pursuant to which we recommend their plug-ins to our customers. If the site we construct becomes an important revenue producer for the company, it has the option of joining the CareerEngine Network and utilizing the sales representatives of our distributors to sell and market job postings for the site. We also provide programs to help the company effectively sell advertising inventory, facilitate site updates and provide customer service.

               Revenues generated by this division include a portion of initial cash set up fees and monthly subscription-type revenue streams based upon contractual terms.

               Our Discontinued Operations

               During the past five years we concentrated in providing merchant and investment banking services, primarily related to real estate projects such as our project with Carmike Cinemas, Inc., and financial consulting services. On August 16, 2000 our Board of Directors decided to discontinue these business segments to concentrate our efforts on our online recruiting business.

               In 1997, Movieplex Realty Leasing, L.L.C., one of our subsidiaries, entered into an agreement with a major film exhibitor, Carmike Cinemas, Inc., to develop and lease an unspecified number of multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the Project Funding were (i) $72,750,000 from Movieplex's issuance of bonds and (ii) $2,272,500 from an equity investment by Movieplex. The Bonds payable were secured by irrevocable letters of credit issued by a group of banks which, in turn, were collateralized solely by the related land and theaters on the land. In connection therewith we entered into a Reimbursement Agreement with Wachovia, N.A. as agent for the banks, under which we were obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit. The 3% equity investment by the lessor amounted to $2,272,500 of which $2,250,000 and $22,500 were contributed by the lessor's Preferred and Common Memberships (or shareholdings), respectively. A third party owns 100% of the Preferred Membership and two of our subsidiaries own 100% of the Common Membership of the lessor. The Common and Preferred Membership interests are entitled to a cash return based on a formula specified within the lease.

               Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over a development period from November 20, 1997 through November 19, 1999. During this period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of the Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, does not exceed the cost incurred to develop such remaining theaters. The allocated costs for each of the six theaters does not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and (iii) increase the current return on Movieplex's common members' equity investment. These amendments, in the aggregate, increased our anticipated financial return on this transaction. We were also compensated for consulting services provided with regard to this matter.

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

               On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent to date under the lease, we failed to make required payments to Wachovia under the Reimbursement Agreement. Accordingly, on August 15, 2000, Wachovia declared a default under the Reimbursement Agreement and accelerated all amounts due by us thereunder. Wachovia also directed the Trustee under the related indenture to redeem the Bonds. On August 15, 2000 the bonds were paid entirely through draws on the related letters of credit. Accordingly, amounts previously payable on the Bonds became payable to the banks immediately under the Reimbursement Agreement. We anticipate that title to the six theaters will be transferred to the banks in payment of the non-recourse debt under the Reimbursement Agreement. At such time, we will recognize a gain to the extent of the excess of the liabilities over the carrying value of the assets related to the real estate leased to Carmike.

               The transaction relating to our six movie theaters and Carmike Cinema, Inc., is and always has been cash flow neutral (rent is equal to interest expense, principal amortization and other related expenses that are our responsibility). Carmike's filing of a petition under Chapter 11 of the United States Bankruptcy Code has not changed this financial relationship as our exposure related to this real estate project is and always has been limited solely to our interest in the theaters.

               General

               The Company was incorporated under the laws of the State of Delaware in 1968. It maintains offices at 2 World Trade Center, Suite 2112, New York, New York 10048 and its telephone number is
               (2l2) 775-0400.

               Unless the context requires otherwise, the term "Company," "our," or "we" refers to CareerEngine Network, Inc. and its wholly-owned subsidiaries: CareerEngine, Inc.; Snider, Williams & Co., Inc.; Randolph, Hudson & Co., Inc.; Shaw Realty Company, Inc.; Helmstar Funding, Inc.; Burrows, Hayes Company, Inc.; Dover, Sussex Company, Inc.; Housing Capital Corporation; Randel, Palmer & Co., Inc.; Parker, Reld & Co., Inc., McAdam, Taylor & Co., Inc.; Ryan, Jones & Co., Inc.; Advanced Digital Networks, Inc.; A.E. Lander Corp. (formerly Alexander Edwards International, Inc.); and Matthews & Wright, Inc. The term Company also includes Movieplex Realty Leasing, L.L.C. ("Movieplex"), a limited liability company, all of whose common membership interests are indirectly owned by the Company.

               As of March 15, 2001, the Company had 29 employees.

               Competition

               The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new websites and add content at relatively low costs within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. We compete against large online recruiting services that operate "generalist sites" that offer single database job boards, such as Monster.com, HotJobs.com, CareerBuilder.com, HeadHunter.net, as well as corporate Internet sites, and not-for-profit websites operated by individuals, educational institutions and governmental agencies.

               We also compete against some companies, including CareerBuilder, that offer one or more specific career sites oriented toward the community served by one or more of our vertical career sites, and with an increasing number of companies offering ASP services that construct, host and maintain career centers for individual corporations, professional associations and other organizations. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience than we do. Many of our competitors also have established relationships with employers, recruiters and other job posters.

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

Item 2. Description of Property. The Company leases approximately 7,000 square feet of office space at 2 World Trade Center, New York, New York 10048 under the terms of a lease that expires February 28, 2006. This office is utilized as the Company's executive office in addition to housing its e-recruiting activities. The future minimum annual base rental commitments under this lease, at December 31, 2000, are as follows:

                              2001                            $139,100
                              2002                             139,100
                              2003                             139,100
                              2004                             139,100
                              2005                             139,100
                              Thereafter                        23,100
                                                              --------

                                                              $718,600
                                                              ========

Item 3.        Legal Proceedings.

               In February 2000, the Company, in exchange for a nominal amount obtained a release from claims arising from a 1996 litigation.

               In connection with the above litigation, on November 22, 2000, a subsidiary of the Company was served with a Summons and Complaint in connection with an action commenced in October 2000, by the Housing Authority of the County of Riverside, California against multiple defendants. The Plaintiffs alleged in connection with the issuance and underwriting of certain bonds that various defendants negligently and fraudulently misrepresented to the Plaintiffs that the interest on the bonds would be tax exempt. The Plaintiffs are seeking damages as a result of such misrepresentation in the amount of $1,100,000. The Plaintiffs are also seeking punitive damages in an unspecified amount. Management is vigorously opposing those claims, however, the outcome of the litigation is not presently determinable.

Item 4.        Submission of Matters to a Vote of Security-Holders.

               None.

                                     PART II

Item 5.        Market For Common Equity and Related Stockholder
               Matters.

               Exchange Listing:

               The common stock of CareerEngine Network, Inc. is listed on the American Stock Exchange and the Pacific Exchange (trading symbol
               CNE).

               The approximate number of recordholders of Common Stock as of February 28, 2001 was 236.

                             Equity Sale Prices:
                             ------------------

                                                                          Common Stock
                                                                          ------------
                                                            High Sales Price        Low Sales Price
                                                            ----------------        ---------------
                                           1999
                                           ----
                                        1st Quarter              2.625                   1.00
                                        2nd Quarter              9.50                    2.1875
                                        3rd Quarter              5.00                    2.50
                                        4th Quarter              6.00                    3.50

                                           2000
                                           ----
                                        1st Quarter              5.00                    2.75
                                        2nd Quarter              3.0625                  1.75
                                        3rd Quarter              2.1875                  1.1875
                                        4th Quarter              1.9375                  0.9375



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

               Private Issuance of Company Securities:

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

               The securities were sold by the Company as assisted by Dirks & Company, Inc., the Placement Agent, solely to accredited investors. The aggregate sales price was $2,400,000. The Placement Agent received a cash commission of $240,000 and a non-accountable expense allowance of $72,000. The Placement Agent also received 5 Placement Agent Warrants. Each Placement Agent Warrant entitles the Placement Agent to purchase, at a purchase price of $60,000 (i) a $50,000 subordinated convertible debenture or the shares into which the debenture could be converted, (ii) 12,500 Class A Warrants and (iii) 12,500 Class B Warrants. The Placement Agent's debentures, and Class A and B Warrants have substantially the same terms as those sold to the accredited investors.

               The offering of securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Regulation D and Rule 506 promulgated thereunder.

Item 6.        Management's Discussion and Analysis.

               In August 2000, we discontinued our merchant banking operations, which consisted of our real estate project with Carmike Cinemas, Inc., and our financial consulting operations. Accordingly, our remaining operations are solely from our e-recruiting segment. Our financial resources and our management's efforts are now focused entirely on this segment.

               E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide on- and off-line companies with products and services addressed to meeting on-line recruiting problems.

            A. Results of Operations:  2000 Compared to 1999
               ---------------------------------------------

               Revenues

               Total revenues from continuing operations increased to $2,918,276 in 2000 from $1,471,421 for 1999.

               E-recruiting related services increased to $1,228,671 in 2000 from $30,980 in 1999 as the operations of our subsidiary, CareerEngine, Inc., primarily commenced in the fourth quarter of 1999.

               Income on securities transactions, net increased to $1,492,821 for 2000 from $836,549 for 1999. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

               Interest income decreased to $196,784 in 2000 from $374,522 in 1999 due to the reduced amount of funds available for investment.

               Other income decreased to nil for 2000 from $229,370 in 1999 due to our collection in 1999 of a reserved receivable relating to the sale of a former subsidiary.

               Expenses

               Total expenses from continuing operations increased to $8,089,134 for 2000 from $4,424,308 in 1999.

               Compensation and related costs increased to $3,493,629 for 2000 from $1,725,074 for 1999. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its growing e-recruiting activities.

               Advertising expense increased to $1,563,693 for 2000 from $1,235,778 for 1999 as CareerEngine, Inc. continued its comprehensive communications program to expand its e-recruiting activities.

               General and administrative expenses increased to $2,486,085 for 2000 from $1,336,215 for 1999 due primarily to the increased operations of CareerEngine, Inc.

               Interest expense increased to $545,727 for 2000 from $127,241 for 1999 primarily due to the commencement of payments on our outstanding tax assessment and interest on the debentures payable issued in 2000.

               Operating Loss

               On a pre-tax basis, we had a loss of $5,170,858 for the year ended December 31, 2000 from continuing operations compared with a loss of $2,952,887 for the year ended December 31, 1999 from continuing operations due to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of December 31, 2000, we had net operating loss carryforwards of approximately $24,097,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2020.

               Our loss from  continuing  operations for the year ended December
               31, 2000 was $5,186,198 compared with a loss from continuing operations of $2,962,985 for the year ended December 31, 1999. For the year ended December 31, 2000, loss per common share from continuing operations, basic and diluted, was $.95 per share. For the year ended December 31, 1999, loss per common share from continuing operations, basic and diluted, was $.55 per share.

               Our loss from discontinued operations for the year ended December 31, 2000 was $966,412 compared with a loss from discontinued operations of $1,089,409 for the year ended December 31, 1999. For the year ended December 31, 2000, loss per common share from discontinued operations, basic and diluted, was $.18 per share. For the year ended December 31, 1999, loss per common share from discontinued operations, basic and diluted, was $.20 per share.

               Our net loss for the year ended December 31, 2000 was $6,152,610, compared with a net loss of $4,052,394 for the year ended December 31, 1999. For the year ended December 31, 2000, net loss per common share, basic and diluted, was $1.13 per share. For the year ended December 31, 1999, net loss per common share, basic and diluted, was $.75 per share.

            B. New Accounting Standard

               In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. We are required to adopt the new Statement effective January 1, 2001. The Statement will require us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. We do not anticipate that the adoption of the new Statement will have a significant effect on the financial statements.

            C. Liquidity and Capital Resources

               The Company has incurred substantial operating losses, sustained substantial operating cash outflows, and at December 31, 2000 has a stockholders' deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2001. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

               We initiated a cost reduction strategy consisting primarily of a 41% staff reduction since December 14, 2000, and an approximately 70% reduction in our advertising expenditures commencing January 1, 2001.

               Historically, we have sustained our operations primarily from the use of our own financial resources, the net proceeds generated from our cash management activities, and from the proceeds of the private financing of units completed in June and August 2000. However, if the actual costs of our business are higher than projected or our contemplated future revenues fall below our current expectations, we may require additional financing. We anticipate, but cannot assure, that this additional financing will come, primarily, from the exercise of the warrants from the private financing. However, we cannot assure that the price of our common stock will ever attain sufficient levels to induce the exercise of the warrants.

               In the event that the warrants are not exercised within the time period needed, we will be forced to seek alternate sources of financing, most likely from one or more additional public or private equity or debt offerings. We currently have no commitments for any of such additional funding. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business development. The transaction relating to our six movie theaters and Carmike Cinema, Inc., a discontinued operation, is and always has been cash flow neutral (rent is equal to interest expense, principal amortization and other related expenses that are our responsibility). Carmike's filing of a petition under Chapter 11 of the United States Bankruptcy Code has not changed this financial relationship as our exposure related to this real estate project is and always has been limited solely to our interest in the theaters.

               We do not have any material commitments for capital expenditures as of December 31, 2000.

            D. Inflation

               Inflation may affect the Company in certain areas of its cash management. Changes in interest rates typically follow actual or expected changes in the inflation rate. Accordingly, interest rates usually increase during periods of high inflation and decrease during periods of low inflation.

Item 7.        Financial Statements.

               The Company's financial statements to be filed hereunder follow, beginning with page F.

Contents:

CONSOLIDATEED FINANCIAL STATEMENTS                                        PAGE


     Independent auditors' report                                         F-2

     Balance sheet as of December 31, 2000                                F-3

     Statements of operations
              for the years ended December 31, 2000and 1999               F-4

     Statements of changes in stockholders' equity
              for the years ended December 31, 2000and 1999               F-5

     Statements of cash flows
              for the years ended December 31, 2000and 1999               F-6

     Notes to financial statements                                        F-8

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CareerEngine Network, Inc.
New York, New York


We have audited the consolidated balance sheet of CareerEngine Network, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CareerEngine Network, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial operating losses, sustained substantial operating cash outflows, and at December 31, 2000 has a stockholders' deficiency and anticipates that such conditions will continue in fiscal year 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Richard A. Eisner & Company, LLP

New York, New York
March 20, 2001

See notes to financial statements                                            F-2

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2000

ASSETS

Current:
     Cash and cash equivalents                                         $  1,126,358
     Marketable securities                                                1,084,182
     Accounts receivable, net                                               174,209
     Other current assets                                                   191,514
                                                                       ------------
                                                                          2,576,263

Fixed assets, net                                                           898,790
Deferred financing costs, net                                               405,325
Other assets                                                                 50,465
                                                                       ------------

                                                                       $  3,930,843
                                                                       ============

LIABILITIES

Current:
     Accounts payable and accrued expenses                             $    753,240
     Interest payable                                                        72,000
     Tax assessment payable                                               1,055,955
     Excess of liabilities over assets of discontinued operations         3,512,884
                                                                       ------------
                                                                          5,394,079

Debentures payable, net of unamortized discount of $721,516               1,678,484
                                                                       ------------

                                                                          7,072,563
                                                                       ------------

Commitments and contingencies (Note J)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
     none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
     6,749,600 shares issued                                                674,960
Paid-in surplus                                                          16,022,187
Deficit                                                                 (16,810,471)
                                                                       ------------
                                                                           (113,324)

Less treasury stock, at cost - 1,305,594 shares                          (3,028,396)
                                                                       ------------

                                                                         (3,141,720)
                                                                       ============
                                                                       $  3,930,843
                                                                       ============



See notes to financial statements                                            F-3

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                             Year Ended December 31,
                                                             -----------------------
                                                            2000               1999
                                                            ----               ----
Revenues:
     E-recruiting related services                       $ 1,228,671       $    30,980
     Income on securities transactions                     1,492,821           836,549
     Interest income                                         196,784           374,522
     Other income                                                              229,370
                                                         -----------       -----------

                                                           2,918,276         1,471,421
                                                         -----------       -----------

Expenses:
     Compensation and related costs                        3,493,629         1,725,074
     Advertising                                           1,563,693         1,235,778
     General and administrative                            2,486,085         1,336,215
     Interest                                                545,727           127,241
                                                         -----------       -----------

                                                           8,089,134         4,424,308
                                                         -----------       -----------

Loss from continuing operations before income taxes       (5,170,858)       (2,952,887)
Income tax provision                                          15,340            10,098
                                                         -----------       -----------

Loss from continuing operations                           (5,186,198)       (2,962,985)

Discontinued operations:
     Loss from operations of discontinued real
     estate and consulting activities                       (966,412)       (1,089,409)
                                                         -----------       -----------

Net loss                                                 $(6,152,610)      $(4,052,394)
                                                         ===========       ===========

Per common share - basic and diluted:
     Loss from continuing operations                     $      (.95)      $      (.55)
     Loss from discontinued operations                          (.18)             (.20)
                                                         -----------       -----------

Net loss per common share                                $     (1.13)      $      (.75)
                                                         ===========       ===========
Weighted average number of common shares
     outstanding - basic and diluted                       5,441,066         5,435,673
                                                         ===========       ===========


See notes to financial statements                                            F-4

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity (Deficit)


                                                     Common Stock
                                                     ------------                   Paid-in
                                               Shares             Amount            Surplus            Deficit
                                               ------             ------            -------            -------
Balance - January 1, 1999                     6,749,600       $    674,960       $ 14,984,510       $ (6,605,467)
Treasury stock acquired at cost
Net loss                                                                                              (4,052,394)
                                           ------------       ------------       ------------       ------------

Balance - December 31, 1999                   6,749,600            674,960         14,984,510        (10,657,861)
Treasury stock issued for services,
     at fair value                                                                       (831)
Value attributable to warrants issued with
     debentures payables, net of related
     expenses                                                                       1,038,508
Net loss                                                                                              (6,152,610)
                                           ------------       ------------       ------------       ------------

Balance - December 31, 2000                   6,749,600       $    674,960       $ 16,022,187       $(16,810,471)
                                           ============       ============       ============       ============

                                                     Treasury Stock
                                                     --------------
                                                Shares            Amount              Total
                                                ------            ------              -----
Balance - January 1, 1999                      1,296,227       $ (3,024,529)      $  6,029,474
Treasury stock acquired at cost                   17,700            (23,180)           (23,180)
Net loss                                                                            (4,052,394)
                                            ------------       ------------       ------------

Balance - December 31, 1999                    1,313,927         (3,047,709)         1,953,900
Treasury stock issued for services,
     at fair value                                (8,333)            19,313             18,482
Value attributable to warrants issued with
     debentures payables, net of related
     expenses                                                                        1,038,508
Net loss                                                                            (6,152,610)
                                            ------------       ------------       ------------

Balance - December 31, 2000                    1,305,594       $ (3,028,396)      $ (3,141,720)
                                            ============       ============       ============

See notes to finanacial statements                                           F-5

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                    Year Ended December 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                    ----              ----
Cash flows from operating activities:
     Loss from continuing operations                                            $(5,170,858)      $(2,962,985)
     Adjustments to reconcile loss from continuing operations to net cash
         (used in) provided by operating activities:
             Depreciation and amortization                                          322,991           168,211
             Beneficial conversion feature of debentures payable                    246,875
             Issuance of treasury stock for services                                 18,482
             Sale of marketable securities, net                                   3,804,428         2,967,800
             Amortization of debt discount                                           18,484
             Changes in:
                  Accounts receivable                                              (132,589)
                  Other assets                                                      281,419           (99,132)
                  Accrued expenses and other liabilities                           (480,807)          566,340
                                                                                -----------       -----------
Cash (used in) provided by continuing operations                                 (1,091,575)          640,234
Cash (used in) discontinued operations                                             (213,411)       (2,308,205)
                                                                                -----------       -----------

                      Net cash (used in) operating activities                    (1,304,986)       (1,667,971)
                                                                                -----------       -----------

Cash flows from investing activities:
Cash (used in) continuing operations - purchase of furniture and equipment         (599,907)         (544,182)
Cash provided by discontinued operations                                                            1,450,654
                                                                                -----------       -----------

                      Net cash (used in) provided by investing activities          (599,907)          906,472
                                                                                -----------       -----------

Cash flows from financing activities:
     Purchase of treasury stock                                                                       (23,180)
     Proceeds from issuance of debentures, net of $375,025
         of related expenses                                                      2,024,975
                                                                                -----------       -----------
Cash provided by (used in) continuing operations                                  2,024,975           (23,180)
Cash provided by discontinued operations                                                              750,000
                                                                                -----------       -----------

                      Net cash provided by financing activities                   2,024,975           726,820
                                                                                -----------       -----------

Increase (decrease) in cash and cash equivalents                                    120,082           (34,679)
Cash and cash equivalents at beginning of year                                    1,006,276         1,040,955
                                                                                -----------       -----------

Cash and cash equivalents at end of year                                        $ 1,126,358       $ 1,006,276
                                                                                ===========       ===========


Supplemental disclosures of cash flow information related to continuing operations:
         Cash paid during the year for:
             Interest                                                           $   219,016       $       241
             Income taxes                                                       $    30,684       $    31,175
             Issuance of warrants in connection with debentures payable         $   200,000       $        --


See notes to financial statements                                            F-6

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000

NOTE A - THE COMPANY

Effective March 28, 2000, Helmstar Group, Inc. changed its name to CareerEngine Network, Inc. CareerEngine Network, Inc. is engaged in the e-recruiting business through its subsidiary CareerEngine, Inc., which was formed in 1998 and commenced revenue producing operations in the fourth quarter of 1999. CareerEngine Network, Inc., through other subsidiaries was also engaged in merchant banking activities concentrating on real estate projects and also provided financial consulting services. On August 16, 2000, the Board of Directors of CareerEngine Network, Inc. decided to discontinue such operations and accordingly, the accompanying consolidated financial statements reflect merchant banking activities and financial consulting services as discontinued operations. The Company's only remaining operating segment is the e-recruiting business, which provides on and off-line companies with products and services addressed to meet on-line recruiting problems.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial operating losses, sustained substantial operating cash outflows, and at December 31, 2000 has a stockholders' deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2001. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO CONTINUING OPERATIONS

[1]            Principles of consolidation:

               The accompanying consolidated financial statements include the accounts of CareerEngine Network, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

[2]            Revenue recognition:

               E-recruiting fees are earned on the placement of banner advertisements, job placement advertisements and sponsorship advertisements on the Company's web site and are recognized over the period during which the advertisements are exhibited. Revenues derived from co-branding arrangements with content providers are of a similar nature and are recognized over the period during which the advertisements are exhibited. Up-front website construction fees are recognized ratably over the construction period. Monthly hosting and maintenance fees for such sites are recognized ratably over the period of the underlying contract.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
                     CONTINUING OPERATIONS  (CONTINUED)

[3]            Depreciation and amortization:

               Furniture, fixtures and equipment are being depreciated using both straight-line and accelerated methods over estimated lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives.


[4]            Cash and cash equivalents:

               The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, cash equivalents consist principally of an investment of approximately $707,000 in a money market account.

[5]            Net loss per share:

               Basic and diluted net loss per share is computed based upon the weighted average number of common shares outstanding during each year. Outstanding stock options, warrants and convertible debentures did not have an effect on the computation as they were anti-dilutive.

[6]            Start-up activities:

               Costs of activities to start-up the e-recruiting business were expensed as incurred.

[7]            Income taxes:

               Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 2000 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

[8]            Marketable securities:

               The Company's marketable securities, which have an amortized cost of $1,084,182, consist of United States Treasury Bills and Municipal Bonds, which are classified as trading securities and are recorded at market value. Gains and losses on the trading securities are included in operations.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000



NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
                  CONTINUING OPERATIONS  (CONTINUED)

[9]            Derivative financial instruments:

               As part of its investment strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions are reported at fair value, and changes in fair value are reflected in operations as they occur. The Company realized net gains from derivatives sold in 2000 and 1999 of approximately $1,493,000 and $837,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At December 31, 2000, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the years was not material.

               In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. The Company is required to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As the Company uses derivatives for trading purposes and carries derivatives at fair market value with adjustments though income, management does not anticipate that the adoption of the new Statement will have any effect on the financial statements.

[10]           Stock-based compensation:

               The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"). Under APB25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant or other measurement date over the amount an employee must pay to acquire the stock.

[11]           Use of estimates:

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

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000



NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
                  CONTINUING OPERATIONS  (CONTINUED)

[12]           Advertising costs:

               Advertising costs are expensed as incurred.

[13]           Software development costs:

               External direct costs of materials and services incurred to develop the Company's website during the application development stage were capitalized. Such costs, which amounted to approximately $133,000 and $38,000 during the years ended December 31, 2000 and 1999, respectively, are being amortized using the straight-line method over an estimated useful life of three years.

[14]           Impairment of long-lived assets:

               Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the years ended December 31, 2000 and 1999.

[15]           Deferred financing costs:

               Deferred financing costs are being amortized on a straight-line basis over the term of the debentures.


NOTE C - INCOME TAXES

The income tax provision applicable to continuing operations, all of which is current, consists of the following:

                                        Year Ended
                                        December 31,
                                 -------------------------
                                   2000            1999
                                   ----            ----

           Federal               $      0        $      0
           State and local         15,340          10,098
                                 --------        --------

                                 $ 15,340        $ 10,098
                                 ========        ========

At December 31, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $24,097,000, which expires in the years 2005 through 2020.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000



NOTE C - INCOME TAXES (CONTINUED)

The Company's deferred tax asset consists of the following as of December 31, 2000:


           Deferred tax assets:
                Net operating loss carryforward                                       $ 11,085,000
                Liability for interest and state taxes related to federal
                    tax settlement                                                         356,000
                Other                                                                       33,000
                                                                                      ------------
                    Total deferred tax assets, before valuation allowance               11,474,000
                Valuation allowance                                                    (10,714,000)
                                                                                      ------------

                    Total deferred tax assets                                              760,000
                                                                                      ------------
           Deferred tax liability:
                Deferred rental income                                                    (760,000)
                                                                                      ------------

           Net deferred tax assets                                                    $          0
                                                                                      ============


The valuation allowance increased by approximately $2,712,000 during 2000 and $2,027,000 during 1999.

The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                       Year Ended
                                                                       December 31,
                                                                -------------------------
                                                                  2000             1999
                                                                  ----             ----
     Statutory rate                                              (34.0)%           (34.0)%
     State and local taxes, net of federal income tax effect     (12.0)            (12.0)
     Nondeductible expenses                                        3.2               1.8
     Tax exempt interest                                          (1.3)             (5.5)
     Valuation allowance                                          44.4              50.0
                                                                ------            ------

     Effective rate                                                 .3%               .3%
                                                                ======            ======


The Internal Revenue Service has examined the Company's federal income tax returns for the years 1985 through 1989 and in December 1999 assessed a tax deficiency of $348,000 together with accrued interest of $576,000. In a prior year, the Company had recorded a liability for income tax and interest related to the years under examination and during 1999 and 2000, the Company accrued additional interest expense of $125,000 and $210,754, respectively, related to the tax deficiency. Commencing in August 2000 the Company has made monthly payments of $30,000 to the Internal Revenue Service in reduction of the liability. At December 31, 2000, the outstanding balance of the liability amounted to $1,056,000 including related additional state and local tax deficiencies.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE D - FIXED ASSETS

Fixed assets consist of the following:

           Furniture and fixtures                   $ 185,858
           Computer and equipment                   1,269,265
           Software                                   133,000
           Leasehold improvements                     119,874
                                                -------------
                                                    1,707,997
           Less accumulated depreciation              809,207
                                                -------------
                                                    $ 898,790


NOTE E - DEBENTURES PAYABLE

On June 28, and August 7, 2000, the Company privately placed 48 units of its securities. Each unit consisted of a $50,000 subordinated convertible debenture, 12,500 Class A Common Stock Warrants and 12,500 Class B Common Stock Warrants. Each $50,000 debenture is convertible into 25,000 shares of common stock. The
Class A and B Warrants are exercisable at $4 and $6, respectively. The debentures bear interest at 12%, payable quarterly, commencing October 1, 2000 and mature March 31, 2010. The Class A and B Warrants are exercisable at any time until March 31, 2003 and March 31, 2005, respectively. In the private placement, officers of the Company acquired 10.5 units for $525,000.

The Company incurred a non-recurring non-cash interest charge of $246,875 due to the beneficial conversion feature of the debentures. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $740,000 which is being accounted for as debt discount and will be amortized over the life of the debentures. The amounts ascribed to the beneficial conversion feature and the warrants aggregating $986,875 were credited to paid-in-surplus.

The Company paid the placement agent cash of $375,025 and granted the agent a warrant exercisable through June 2005 (valued at $200,000) to purchase 5 units at $60,000 per unit. Of the total consideration, $426,658 was accounted for as deferred financing costs which is being amortized over the life of the debentures and $148,367 deemed attributable to the warrant portion of the unit, was charged to paid-in surplus.


NOTE F - EXCESS OF LIABILITIES OVER ASSETS OF DISCONTINUED OPERATIONS

In August 2000, the Company discontinued its merchant banking operations, which consisted of its real estate project with Carmike Cinemas, Inc., and its financial consulting operations. Accordingly, the Company's remaining operations are solely from its e-recruiting segment.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000




NOTE F - EXCESS OF LIABILITIES OVER ASSETS OF DISCONTINUED OPERATIONS
         (CONTINUED)

The Company will recognize a gain in an amount equal to the then Excess of Liabilities over Assets of Discontinued Operations ($3,512,884 at December 31,
2000) when title relating to six properties leased to Carmike is transferred pursuant to the direction of Wachovia, N. A., as agent to the holders of the non-recourse debt under the Reimbursement Agreement referred to NOTE K. However, due to various proceedings relating to Carmike's petition under Chapter 11 of the United States Bankruptcy Code, no such transfer, as yet, has been made. The Company's exposure related to this real estate project is and always has been limited solely to the Company's interest in the six properties.


NOTE G - STOCKHOLDERS' EQUITY

[1] Stock Authorizations

    On August 30, 2000, the Board of Directors increased the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares and authorized 1,000,000 shares of preferred stock with a par value of $0.10 per share. Preferred stock may be issued in one or more series at the discretion of the Board of Directors.

[2] Common Stock Warrants

    As of December 31, 2000, outstanding warrants to acquire common stock consisted of :

                                                                    Shares of
     Type of Warrant      Expiration Date      Exercise Price      Common Stock
     ---------------      ---------------      --------------      ------------
         Class A            March 2003               $4                600,000
         Class B            March 2005               $6                600,000
      Units (Note E)         June 2005               $5                125,000
                                                                    ----------
                                                                     1,325,000


NOTE H - STOCK OPTION PLANS

In 1990, the Company adopted a stock option plan (the "1990 Plan") for granting of options to purchase up to 750,000 shares of its common stock, pursuant to which officers and other key employees are eligible to receive incentive and/or nonqualified stock options, stock appreciation rights, and restricted stock awards. Incentive stock options granted under the 1990 Plan are exercisable for a period of up to 10 years (five years in the case of a 10% or greater stockholder) from date of grant at an exercise price which is not less than the quoted market price on date of grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the quoted market price of the common stock at date of grant. The 1990 Plan was terminated on June 3, 1999.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000



NOTE H - STOCK OPTION PLANS  (CONTINUED)

On April 23, 1999, the Company adopted a stock option plan (the "1999 Plan") for granting options to purchase up to 350,000 shares of common stock, pursuant to which officers and other key employees, directors, independent contractors and agents are eligible to receive incentive and/or nonqualified stock options. Options granted under the 1999 Plan are exercisable for a period of up to 10 years from date of grant at an exercise price which is not less than the quoted market price on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not be less than 110% of the quoted market price of the common stock at date of grant.

Stock option activity under the 1990 Plan and 1999 Plan is summarized as follows:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                   2000                     1999
                                                          ----------------------   ----------------------
                                                                        Weighted                 Weighted
                                                                         Average                 Average
                                                                        Exercise                 Exercise
                                                           Shares         Price     Shares        Price
                                                          ---------     --------   ---------     --------
           Options outstanding at beginning of year       560,000       $   2.02    100,000      $   0.56
           Options granted during year                     40,000           3.50    460,000          2.33
           Options cancelled                             (110,000)          2.25
                                                         --------                  --------
           Options outstanding at end of year             490,000       $   2.09    560,000      $   2.02
                                                         ========                  ========

           Options exercisable at end of year             177,500       $   1.31    100,000      $   0.56
                                                         ========                  ========

The following table presents information relating to stock options outstanding at December 31, 2000:

                                                    Options Outstanding         Options Exercisable
                                                    -------------------         -------------------
                                                                   Weighted
                                                   Weighted         Average                    Weighted
                                                   Average         Remaining                    Average
                                                   Exercise         Life in                    Exercise
        Range of Exercise Price        Shares       Price            Years         Shares        Price
        -----------------------        ------       -----            -----         ------        -----
                 $0.56                100,000     $   0.56            1.92         100,000       $ 0.56
             $2.25 - $2.50            350,000         2.36            8.27          77,500         2.25
                 $3.50                 40,000         3.50            9.05
                                       ------                                      -------

                                      490,000     $   2.09            7.04         177,500       $ 1.31
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

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000



NOTE H - STOCK OPTION PLANS  (CONTINUED)

of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant.

Stock option activity under the 1999 Plan is summarized as follows:


                                                                            Weighted
                                                                         Average Exercise
                                                             Shares           Price
                                                           ----------      ------------
           Options outstanding at beginning of year        1,580,000        $    .55
           Options granted                                   196,000            2.50
           Options cancelled                                (211,000)           2.50
                                                           ---------
           Options outstanding at end of year              1,565,000        $    .79
                                                          ==========
           Options exercisable at end of year                456,333        $    .54
                                                          ==========


The following table presents information relating to stock options outstanding at December 31, 2000:

              Options Outstanding                  Options Exercisable
        ---------------------------------   --------------------------------
                                             Weighted
        Range                    Weighted    Average                Weighted
          of                      Average   Remaining                Average
       Exercise                  Exercise    Life in                Exercise
        Price       Shares        Price       Years     Shares        Price
        -----       ------        -----       -----     ------        -----
     $     .01   1,075,000      $    .01      8.33     358,333      $    .01
     $    2.50     490,000          2.50      9.15      98,000          2.50
                 ---------                             -------

                 1,565,000      $    .79      8.59     456,333      $    .54
                 =========                             =======

The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                         CareerEngine Network, Inc.               CareerEngine, Inc
                                          2000               1999              2000               1999
                                          ----               ----              ----               ----
  Risk-free interest rates               6.78%          5.12% to 6.59%    4.98% to 6.74%     5.15% to 6.30%
  Expected option life in years          5 to 7             5 to 7               5                 5
  Expected stock price volatility         87%                134%               87%               46%
  Expected dividend yield                  0%                 0%                0%                 0%

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000




NOTE H - STOCK OPTION PLANS  (CONTINUED)

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the pro-forma loss from continuing operations and related pro-forma per share data in 2000 and 1999 respectively would have been approximately ($5,551,000) and ($4,274,000) or ($1.02) and ($.79), per basic and diluted loss per share.

The weighted average fair value of options granted during the year was $2.82 and
$2.34  with   respect  to  the  Company  and  $.51  and  $.39  with  respect  to
CareerEngine, Inc.


NOTE I - MAJOR CUSTOMER

The Company has only one significant customer in excess of 10% of e-recruiting revenue. This customer generated approximately 38% of its e-recruiting revenue in 2000 and 48% of accounts receivable at December 31, 2000.

On March 20, 2000, the Company completed negotiations relating to the terms of a one-year renewal of its contract with its significant customer. The contract renewal, when executed, will be effective June 20, 2001. If the provisions of the renewed contract with this customer were in effect in 2000, total revenues for that year would have been reduced by $380,000.


NOTE J - COMMITMENTS AND LITIGATION

[1] The Company occupies office space under a lease expiring on February 28, 2006. Rental expense relating to the lease amounted to $196,637 and $167,966 for the years ended December 31, 2000 and 1999, respectively.

      Minimum future annual rental payments at December 31, 2000 are as follows:


                      2001                    $ 139,100
                      2002                      139,100
                      2003                      139,100
                      2004                      139,100
                      2005                      139,100
                      Thereafter                 23,100
                                     ------------------
                                              $ 718,600

[2]   The Company has a Retirement  Savings Plan for its employees,  pursuant to
      Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the Company's matching contributions vest immediately. The Company's contribution to the plan, in accordance with the plan's top heavy provisions, amounted to approximately $14,300 and $10,100, in the years ended December 31, 2000 and 1999, respectively.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE J - COMMITMENTS AND LITIGATION (CONTINUED)


[3] In February 2000, the Company, in exchange for a nominal amount obtained a release from claims arising from a 1996 litigation.

      In connection with the above litigation, on November 22, 2000, the Company was served with a Summons and Complaint in connection with an action commenced in October 2000, by the Housing Authority of the County of Riverside, California against multiple defendants. The Plaintiffs alleged in connection with the issuance and underwriting of certain bonds that various defendants negligently and fraudulently misrepresented to the Plaintiffs that the interest on the bonds would be tax exempt. The Plaintiffs are seeking damages as a result of such misrepresentation in the amount of $1,100,000. The Plaintiffs are also seeking punitive damages in an unspecified amount. Management is vigorously opposing those claims, however, the outcome of the litigation is not presently determinable.


NOTE K - DISCONTINUED OPERATIONS


On August 16, 2000, the Board of Directors of the Company decided to discontinue its merchant banking operations, which consisted of its real estate project with Carmike Cinemas, Inc., and its financial consulting operations. Results of discontinued operations and assets and liabilities related thereto have been shown separately in the accompanying financial statements and the 1999 financial statements have been reclassified.

Results of discontinued operations are summarized as follows:

                                                      Year Ended December 31,
                                                     -----------------------
                                                      2000             1999
                                                      ----             ----

         Rental income from real estate leased     $8,952,096       $ 996,405
         Consulting fees                               14,600         615,314
         Interest income                                                3,212
                                                   ----------    ------------

              Total revenues                        8,966,696       1,614,931
                                                   ----------    ------------

         Real estate leased expenses, net           8,818,086       1,568,029
         Write-off of unamortized financing costs     804,667
         Compensation and other costs                 308,275         917,532
         General and administrative expense             2,080         218,779
                                                   ----------    ------------

              Total expenses                        9,933,108       2,704,340
                                                   ----------    ------------

         Loss from discontinued operations           (966,412)   $ (1,089,409)
                                                   ==========    ============

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000




NOTE K - DISCONTINUED OPERATIONS  (CONTINUED)

Assets and liabilities of the discontinued operations at December 31, 2000 are as follows:


           Real estate leased, net                        $ 69,510,631
           Accrued rent receivable                           3,749,130
           Other assets                                      2,492,165
                                                          ------------

                Total assets                                75,751,926
                                                          ------------

           Reimbursement obligations                        72,750,000
           Accrued interest and financing fees payable       4,264,810
           Due to preferred member                           2,250,000
                                                          ------------

                Total liabilities                           79,264,810
                                                          ------------

           Excess of liabilities over assets of
                discontinued operations                   $ (3,512,884)
                                                          ============

[1]            Description of real estate operations:

           In 1997, Movieplex Realty Leasing, L.L.C. ("Movieplex"), a subsidiary of the Company, entered into an agreement with a major film exhibitor, Carmike Cinemas, Inc. ("Carmike"), to develop and lease an unspecified number of state of the art multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the Project Funding were (i) $72,750,000 from Movieplex's issuance of bonds and (ii) $2,272,500 from an equity investment by Movieplex. Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over the period November 20, 1997 through November 19, 1999 (the "Development Period"). During the Development Period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of the Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, does not exceed the cost incurred to develop such remaining theaters. The allocated costs for each of the six theaters does not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and (iii) increase the current return on Movieplex's common members' equity investment. These amendments, in the aggregate, increased the Company's anticipated financial return on this transaction. The Company was also compensated ($188,000) for its consulting services provided with regard to this matter.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE K - DISCONTINUED OPERATIONS  (CONTINUED)

[1]    Description of real estate operations (continued):

           Commencing November 20, 1999, Carmike leased each of the six theaters under the terms of a triple net, credit type lease with Movieplex, as lessor. Monthly rental payments received by the lessor primarily fluctuate with the debt service payments on the related bonds and the cash return due to the Common and Preferred Members of Movieplex. The lease requires that Carmike, in addition to paying a stipulated monthly rental to the lessor (i) pay all utilities, insurance, and local real estate, corporate and franchise taxes; (ii) reimburse the lessor for substantially all of its necessary and reasonable expenses incurred in fulfilling its role as lessor; and (iii) assume full operating, maintenance and environmental responsibilities for the preservation and, if necessary, restoration of the land and related improvements thereon. At the end of the initial lease term in 2015, Carmike had the option to extend the lease, relating to not less than all the theaters, for an additional term of ten years and, thereafter, for an additional term of five years at rental rates provided in the lease. Alternatively, at the end of the initial lease term, Carmike had the option to purchase, not less than all the theaters, at an amount based on a predetermined future value.

           Bonds payable were secured by irrevocable letters of credit issued by a group of banks which, in turn, were collateralized solely by the related land and theaters thereon. In connection therewith the Company entered into a Reimbursement Agreement with Wachovia, N.A. as agent for the banks, under which the Company was obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit. The bonds were interest, payable monthly, at a variable base rate (6.46% at December 31, 1999) indexed to the 30-day, high-grade commercial paper rate which was reset weekly. Principal on the bonds was payable in annual installments, commencing December 1, 2000, in amounts ranging from $970,000 to $7,775,000 with a final payment due at maturity, November 1, 2015, of $12,975,000.

           The 3% equity investment by the lessor amounted to $2,272,500 of which $2,250,000 and $22,500 was contributed by the lessor's Preferred and Common Memberships (or shareholdings), respectively. A third party owns 100% of the Preferred Membership and two subsidiaries of the Company own 100% of the Common Membership of the lessor. The Common and Preferred Membership interests are entitled to a cash return based on a formula specified within the lease.

           On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent to date under the lease, the Company failed to make required payments to Wachovia under the Reimbursement Agreement. Accordingly, on August 15, 2000, Wachovia declared a default under the Reimbursement Agreement and accelerated all amounts due by the Company thereunder. Wachovia also directed the Trustee under the related indenture to redeem the Bonds. On August 15, 2000 the bonds were paid entirely through draws on the related letters of credit. Accordingly, amounts previously payable on the Bonds became payable to the banks immediately under the Reimbursement Agreement. The Company anticipates that title to the six theaters will be transferred to the banks in

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000




NOTE K - DISCONTINUED OPERATIONS  (CONTINUED)

[1]    Description of real estate operations (continued):

           payment of the non-recourse debt under the Reimbursement Agreement. At such time, the Company will recognize a gain to the extent of the excess of the liabilities over the carrying value of the assets related to the real estate leased to Carmike. As of December 31, 2000, due to various proceedings related to Carmike's bankruptcy filing no such transfer has occurred. Interest and fees which have been accrued on the reimbursement obligations through December 2000 have been recorded with a corresponding amount of accrued rent receivable from Carmike.

[2]    Other information with respect to real estate operations:

           Expenses related to real estate leased, net consist of the following:

                                                             Year Ended December 31,
                                                             2000               1999
                                                             ----               ----
       Interest expense and
       letter of credit fees                              $ 7,577,246       $ 2,799,381
       Interest income on restricted investments (1)                0        (1,393,946)
                                                          -----------       -----------

       Interest expense, net                                7,577,246         1,405,435
       Depreciation expense                                   888,926           158,927
       Other                                                  351,914             3,667
                                                          -----------       -----------
                                                          $ 8,818,086       $ 1,568,029
                                                          ===========       ===========

      (1) The Trust Indenture pursuant to which the bonds were issued, restricted the term and the investment instruments in which the bond proceeds would be invested until spent for the purposes defined in the indenture. Interest income earned on the investments is being shown as an offset to the interest expense on the bonds.

          During the Development Period, interest, related fees and amortization of deferred financing costs related to the bonds were capitalized, except those amounts attributable to funds not yet expended to either purchase land or construct the improvements thereon. During the year ended December 31, 1999, approximately $3,051,629 of interest, letter of credit fees and amortization of deferred financing costs, were capitalized and included in real estate leased-improvements.

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.


               None.

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

           (a) Board of Directors

               Under the Company's By-Laws, the Board of Directors is divided into three classes. Each of the three classes has a term that is staggered by one year from one another. Members of each class are elected to serve for a term of three years and until their successors are elected or until their resignation, removal or ineligibility.

               During 2000, the Board had 5 meetings.

               The Company's By-Laws provide for an Executive Committee consisting of the Chairman of the Board and not less than two other Directors to exercise the powers of the Board during the intervals between meetings of the Board. During 2000, the Executive Committee consisting of Messrs. George W. Benoit, Kevin
               J. Benoit and Charles W. Currie had 3 meetings.

               The Board has an Audit Committee consisting of Directors who are not employees of the Company. This committee discusses audit and financial reporting matters with both management and the Company's independent public accountants. To ensure independence, the independent public accountants may meet with the Audit
               Committee with or without the presence of management representatives. During 2000, the Audit Committee consisting of Messrs. Joseph J. Anastasi, Charles W. Currie, David W. Dube and James J. Murtha had 4 meeting.

               The Board has a Compensation Committee for the purpose of reviewing the compensation of officers and employees of the Company and making recommendations to the Board with respect thereto. During 2000, the Compensation Committee consisting of Messrs. G. Benoit, K. Benoit, Currie and Dube had 3 meetings.

               The Board has a Nominating Committee to propose nominees for election to the Board. During 2000, the Nominating Committee consisting of Messrs. K. Benoit, Anastasi, Murtha and Currie had 2 meetings. The Nominating Committee will consider suggestions for potential nominees submitted by stockholders if mailed to the Chairman of the Board.

               The Board has an Incentive Compensation Committee for the purpose of administering and making incentive compensation awards under the Company's 1990 Incentive Compensation Plan. During 2000, the Incentive Compensation Committee consisting of Messrs. Anastasi, Murtha, Currie, and Dube had 1 meeting.

               Each Director attended at least 75% of the aggregate of the total number of Board meetings and meetings of all committees of the Board on which he serves.

               The members of the Board of Directors of the Company are as follows:

                    GEORGE W. BENOIT, 64, has been the President, Chief Executive Officer and a director of CareerEngine Network, Inc. since 1971. In addition, Mr. Benoit has been Chairman of the Board since 1972. His term expires in 2001.

                    THOMAS J. FERRARA, 30, has been employed by our subsidiary, CareerEngine, Inc. since June 1998. He has been a director of CareerEngine Network, Inc. since October 2000. Mr. Ferrara is a founder of our online recruiting business. He is the President and Chief Executive Officer of our subsidiary, CareerEngine, Inc. As the President and Chief Executive Officer he is responsible for business development, seeking relationships with companies that can help us establish and maintain our business and the overall growth of the subsidiary. From January 1996 to June 1998, Mr. Ferrara served as Executive Vice President of Remote Lojix, New York, an information technology company. From September 1993 to January 1996, he was employed in various executive capacities at Computer Maintenance, Inc., a computer integration and consulting organization. His term expires in 2001.

                    KEVIN J. BENOIT, 38, has been a director of CareerEngine Network, Inc. since August 1999. Since 1995, Mr. Benoit has been the sole principal of Stratford Capital Management, Inc., an investment management firm, and Vice President of Randolph, Hudson & Co., Inc., a subsidiary of ours responsible for cash management. Mr. Benoit is a registered

                    C.T.A. and C.P.O. and specializes in arbitrage and hedging strategies. His business experience includes employment with Prudential Securities, Inc. (1987- 1995) as Vice President of Arbitrage and Hedging in their Municipal bond Department, and Bear Stearns, Inc. (1984-1987) where he served in a similar capacity. Mr. Benoit's father is George Benoit our President and CEO. His term expires in 2003.

                    CHARLES W. CURRIE, 58, has been a director of CareerEngine Network, Inc. since 1986. Mr. Currie has been a partner with Asset Management Services LLC, a company that provides marketing services to investment managers, since August 1996. From June 1993 to July 1996, he was a Senior Vice President with Pryor, McClendon, Counts & Co., Inc., investment bankers. His term expires in 2003.

                    JOSEPH G. ANASTASI, 64, has been a director of CareerEngine Network, Inc. since September 1986. Since 1960 Mr. Anastasi has been the owner and president of Montgomery Realty
                    Company, Inc., a firm specializing in commercial sales, development consulting and property management. He was president of The Anastasi Stephens Group, Inc. which was engaged in real estate development and was the general partner of Muirkirk Manor Associates Limited Partnership. Muirkirk Manor filed bankruptcy in December 1994 and it was discharged in December 1995. The Anastasi Stephens Group, Inc. has been inactive since that time. His term expires in 2002.

                    DAVID W. DUBE, 45, has been a director of CareerEngine Network, Inc. since June 1996. Mr. Dube is a private investor  with  active  interests  in various  real  estate, financial services and giftware companies. He was Senior Vice President and Chief Financial Officer of FAB Capital Corp., a merchant banking and securities investment firm, and served in various other capacities from 1997 through October 1999. From 1996 to 1997, Mr. Dube was President and Chief Executive Officer of Optimax Industries, Inc., a publicly-traded company with operating interests in the horticultural, decorative giftware and truck parts accessories industries. From February 1991 to June 1996, he was the principal of Dube & Company, a financial consulting firm. Mr. Dube serves on the Boards of Directors of publicly-traded Kings Road Entertainment, Inc., New World Wine Communications, Ltd., and SafeScience, Inc. and several privately-held enterprises. His term expires in 2001.

                    JAMES J. MURTHA, 52, has been a director of CareerEngine Network, Inc. since December 1986. Since June 1997, Mr. Murtha has been self-employed as a real estate investor. From August 1994 to June 1997, Mr. Murtha held the position of President of Kenwood Capital, L.P., a limited partnership, that specializes in real estate investments. His term expires in 2002.

                    EDWARD A. MARTINO, 51, has been a Director of CareerEngine Network, Inc. since October 2000. Mr. Martino is the Senior Vice President for IT Solutions, Inc., a systems integration and consulting services company. Prior to joining IT Solutions, Inc. in May 2000, Mr. Martino held numerous management positions in marketing and sales for 18 years at IBM. His most recent position was IBM Solution Executive - Global Systems Integrator Unit. Mr. Martino currently serves on several boards including the New York Software Industry Association, where he is the Vice Chairman, City University of New York Institute for Software Design and Development, and the Bronx Museum of the Arts. His term expires in 2001.

               (b)  Executive Officers

                 The Executive officers of the Company are as follows:


                    GEORGE W. BENOIT has been the President, Chief Executive Officer and a director of CareerEngine Network, Inc. since 1971. In addition, Mr. Benoit has been Chairman of the Board since 1972.

                    ANTHONY S. CONIGLIARO has been the Vice President and Chief Financial Officer of CareerEngine Network, Inc. since March 1999. From 1996 to 1999, Mr. Conigliaro was Executive Vice President and Chief Financial/Operating Officer of InterJet Online Services, Inc., New York, a company that developed an aviation "portal" website. From 1991 through 1996, he was Senior Vice President and Chief Financial Officer of Akin Bay Company LLC, an investment banking concern in New York. Prior to 1991 he was Vice President and Chief Operating

                    Officer of Realty and Equipment Corporation, New York, a private investment firm primarily specializing in commercial real estate portfolio. Mr. Conigliaro, a certified public accountant, began his career with Coopers & Lybrand, New York.

                    THOMAS J. FERRARA has been employed by our subsidiary, CareerEngine, Inc. since June 1998. He has been a director of CareerEngine Network, Inc. since October 2000. Mr. Ferrara is a founder of our online recruiting business. He is the President and Chief Executive Officer of our subsidiary, CareerEngine, Inc. As the President and Chief Executive Officer he is responsible for business development, seeking relationships with companies that can help us establish and maintain our business and the overall growth of the subsidiary. From January 1996 to June 1998, Mr. Ferrara served as Executive Vice President of Remote Lojix, New York, an information technology company. From September 1993 to January 1996, he was employed in various executive capacities at Computer Maintenance, Inc., a computer integration and consulting organization.

          (c)  Compliance with Section 16(a) of the Exchange Act


               Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities are required by Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Commission. Officers, Directors and greater than ten-percent shareholders are required by the Commission's rules to furnish the Company with copies of all Section 16(a) forms they file.

               Based solely on review of the copies of such forms furnished to the Company, or representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were complied with in a timely manner.

Item 10.       Executive Compensation.

               (a) Executive Officer Compensation

               The following table sets forth all compensation awarded to, earned by or paid to, our Chief Executive Officer and our other two most highly compensated executive officers whose annual compensation exceeded $100,000 in 2000 for all services rendered in all capacities to us during 2000, 1999, 1998 and 1997.

                                                                      Summary Compensation Table
                                                                      --------------------------
                         Name and
                         Principal                                                                                   All Other
                         Position                                     Year           Salary            Bonus      Compensation (1)
                         --------                                     ----           ------            -----      ----------------

               George W. Benoit, President, Chief Executive           2000          $155,626                          $35,807
               Officer and Chairman                                   1999          $201,571                          $36,067
                                                                      1998          $201,414          $ 50,000        $36,344
                                                                      1997          $201,830          $200,000        $36,576

               Anthony S. Conigliaro, Vice President and              2000          $100,000
               Chief Financial Officer                                1999           $70,962

               Thomas J. Ferrara, Director, President and             2000          $178,177
               Chief Executive Officer of CareerEngine, Inc.,         1999          $132,259           $50,000
               a wholly-owned subsidiary of CareerEngine              1998          $ 62,307


               -----------------
               (1) Represents our share of insurance premium on Split Dollar Life Insurance Agreement.

               Executive compensation can vary widely from year to year. The Company may pay discretionary bonuses to its salaried employees. Bonuses are determined by the Compensation Committee of the Board of Directors.

               (b) Compensation Pursuant to Plans

                                                Options Outstanding at December 31,2000
                                                ---------------------------------------
                                                  Number of
                                                  Shares of         Percent of
                                                   Common          Total Options
                    Name and                       Stock            Granted to
                    Principal                     Underlying       Employees in      Exercise         Expiration
                    Position                       Options             1999           Price              Date
                    --------                       -------             ----           -----              ----

                    George W. Benoit (1)           150,000              33%            2.50          April 7, 2004

                    Thomas J. Ferrara(1)           100,000              22%            2.25          April 7, 2009

                                                   Option Values at December 31, 2000
                                                   ----------------------------------

                                            Number of
                                            Shares of
                                           Common Stock      Value of
                                            Underlying      Unexercised
                                           Unexercised     In-The-Money
                                            Options at      Options at
                                           December 31,     December 31,       Exercisable/
                                              2000             2000           Unexercisable
                                              ----             ----          ---------------



                     George W. Benoit        150,000            -0-            37,500/112,500

                     Thomas J. Ferrara       100,000            -0-            20,000/80,000

                    --------------------------
                    (1)      Granted under the 1990 Incentive Stock Option Plan.

                     401(k) Cash or Deferred Compensation Plan. The Company maintains a tax-qualified 401(k) cash or deferred compensation plan that covers all employees who have completed one year of service and attained age 21. Participants are permitted, within the limitations imposed by the Internal Revenue Code, to make pre-tax contributions to the plan pursuant to salary reduction agreements. The Company may, in its discretion on an annual basis, make additional contributions. The contributions of the participants and the Company are held in separate accounts. Participants are always fully vested in both accounts.

                     1990 Incentive Compensation Plan. The stockholders approved the Company's 1990 Incentive Compensation Plan (the "Plan") on June 7, 1990. On June 5, 1996, the Plan was amended to increase the number of shares available for grant (the "Amended Plan"). Pursuant to the Amended Plan, 750,000 shares of the Company's Common Stock have been reserved for issuance to officers and other key employees as incentive or nonqualified stock options, stock appreciation rights ("SARs") or restricted stock awards. Incentive stock options must have an exercise price per share equal to no less than the fair market value of the Company's Common Stock on the date of grant (110% in the case of a 10% stockholder). Incentive stock options may not be exercised after 10 years from the date of grant (five years in the case of a 10% stockholder). Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. Concurrently with nonqualified options granted, participants may also receive SARs. SARs will provide participants with cash equal to the difference between the fair market value of the number of shares for which the SAR award is exercised and the exercise price of nonqualified stock options on the date the SAR award is exercised. Restricted stock will be subject to restrictions which will render such shares subject to forfeiture.
                     Additionally, restricted stock will be nontransferable during the period any restrictions apply. The Board of Directors has established an Incentive Compensation Committee to administer the Plan. No member of such committee shall be eligible to receive any type of award under the Plan. During 1992, options to purchase an aggregate of 150,000 shares were granted to employees, none of whom were executive officers. During 1996, options to purchase 50,000 of those shares expired. On April 7, 1999, options to purchase 460,000 shares were granted to various employees, including George W. Benoit (150,000), Kevin J. Benoit (100,000) and Thomas J. Ferrara (100,000). No other awards have been made under the Plan and no options have been exercised. The Plan was terminated on June 3, 1999.

                     1999 Stock Option Plan. The Stockholders approved the 1999 Stock Option Plan (the "99 Plan"), which provides, among other matters, for incentive and non-qualified stock options to purchase 350,000 shares of Common Stock. The purpose of the 99 Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 99 Plan is administered by the Incentive Compensation Committee of the Board.

                     The 99 Plan permits the granting of both incentive stock options and non-qualified stock options. Generally, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of the Company's outstanding shares of Common Stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board may determine at the time it grants options.

                     Under the 99 Plan, incentive stock options may be granted only to officers and employees and non-qualified stock options may be granted to officers, employees as well as directors, independent contractors and agents. Persons eligible to receive options consist primarily of six (6) officers and five (5) key employees.

                     The 99 Plan expires on March 31, 2009 unless earlier terminated or suspended by the Board. The 99 Plan may be amended, terminated or modified by the Board at any time, except that the Board may not, without approval by a vote of the stockholders of the Company (i) increase the maximum number of shares for which options may be granted under the 99 Plan, (ii) change the persons eligible to participate in the 99 Plan, or (iii) materially increase the benefits accruing to participants under the 99 Plan. No such termination, modification or amendment may affect the rights of an optionee under an outstanding option or the grantee of an award.

                     During 2000, options to purchase 40,000 shares were granted to four (4) directors of the Company: Charles W. Currie (10,000); Joseph G. Anastasi (10,000); David W. Dube (10,000); and James J. Murtha (10,000). No other awards have been made under the 99 Plan and no options have been exercised.

                     Split Dollar Life Insurance Agreement. The Company's Chairman, George W. Benoit, is presently the beneficial owner and holder of 1,771,620 shares of the Company's

                     Common Stock. The Company has been advised that on the death of George Benoit, his estate may be required to publicly sell all or substantially all of such shares to satisfy estate tax obligations. The public sale of all such shares might destabilize the market for the Company's publicly traded stock. Accordingly, as of January 20, 1995, the Company entered into an agreement (commonly known as a split dollar life insurance agreement) with a trust created by Mr. Benoit (the "Trust"). Under the terms of the agreement, the Company will pay the premiums for a $1,000,000 life insurance policy on the life of Mr. Benoit. The Trust has granted an interest in the policy to the Company to the extent of the sum of all premium payments made by the Company. These arrangements are designed so that if the assumptions made as to mortality experience, policy dividends and other factors are realized upon Mr. Benoit's death or the surrender of the policy, the Company will recover all of its insurance premium payments. The portion of the premium paid by the Company in 2000 pursuant to this arrangement was $35,807.

                     (b) Director Compensation

                     There are no family relationships among any of the Directors or executive officers of the Company, other than Kevin J. Benoit, who is the son of George W. Benoit, Chairman of the Company.

                     The Company does not pay Directors who are employees of the Company any fees for serving as Directors, but reimburses them for their out-of-pocket expenses in connection with such duties. The Company pays Directors who are not employees of the Company an annual retainer of $12,000 plus expenses incurred for attending meetings of the Board, Annual Stockholders Meetings and for each meeting of a committee of the Board not held in conjunction with a Board meeting.

Item 11 Security Ownership of Certain Beneficial Owners and Management The following table sets forth, as of February 28, 2001, the shares of our common stock owned beneficially; by each of our current directors; by all of our current directors and executive officers as a group; and by persons known to us to own, beneficially, more than five (5%) percent of the outstanding shares of our common stock:

                                                                                             Percent of
                                                                                           Aggregate Voting
                                                                                              Power and
                       Name of                                 Common Stock                  Outstanding
                       Beneficial Owner (1)               Beneficially Owned (2)           Equity Owned (3)
                                                          ----------------------           ----------------

                       George W. Benoit                      1,771,620 (4)(8)                   31.75

                       Kevin J. Benoit                         448,000 (5)(6)(8)                 8.05

                       Charles W. Currie                       276,780 (7)(11)                   4.99

                       Joseph G. Anastasi                        7,200 (11)                      *

                       David W. Dube                             9,000 (11)                      *

                       James J. Murtha                           5,000 (11)                      *

                       Edward A. Martino                           300                           *

                       Thomas J. Ferrara                        46,500 (5)(9)                    *

                       Barry W. Blank                          884,400 (10)                     14.96

                       All Directors and
                       Executive Officers                    2,564,400                          44.63
                       as a group (11 persons)

                     * Owns less than one (1%) percent.



                     (1)  The   address  of  all  the   beneficial   owners  is:
                          CareerEngine Network, Inc., 2 World Trade Center, New York, New York 10048; except that the address for Barry W. Blank is P.O. Box 32056, Phoenix, Arizona 85064.

                     (2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this Form 10-KSB upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this Form 10-KSB have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

                     (3) All percentages of beneficial ownership are calculated based the number of shares outstanding as of February 28, 2001. On such date we had 5,444,006 shares of common stock issued and outstanding.

                     (4) Includes the following: (a) options to purchase 37,500 shares of common stock; and (b) 90,700 shares of common stock held in George W. Benoit's 401K Plan. (5) Includes options to purchase 20,000 shares of common stock.

                     (5) Includes options to purchase 20,000 shares of common stock.

                     (6) Includes the following: (a) 21,000 shares of common stock held in the Kevin J. Benoit 1998 Family Trust, of which Kevin J. Benoit is the Trustee; and (b) 35,300 shares of common stock held in Kevin J. Benoit's Individual Retirement Account.

                     (7) Includes the following: (a) 200 shares of common stock owned by Mr. Currie's wife; and (b) 9,900 shares of common stock held in Charles W. Currie's Individual Retirement Account.

                     (8) Includes 100,000 shares of common stock that can be acquired on the conversion of certain debentures and related warrants.

                     (9) Includes 25,000 shares of common stock that can be acquired on the conversion of certain debentures and related warrants.

                     (10) Includes  300,000  shares of common  stock that can be acquired on the conversion of certain debentures and related warrants. Also includes 168,000 shares that can be acquired on the conversion of certain debentures and related warrants issuable upon exercise of placement agent warrants issued to the placement agent in the private financing completed in June and August 2000 and promised by the placement agent to Mr. Blank.


                     (11) Includes  options to purchase  5,000  shares of common stock.

Item 12.       Certain Relationships and Related Transactions

               Other than the purchasing of certain units privately offered by the Company in June and August 2000, amounting to $525,000, in the aggregate, there have been no material transactions where we were a party, in which any of our executive officers, directors or principal security-holders had a direct or indirect interest.

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

               3.2   Certificates of Amendment of Certificate of Incorporation

                     (A)   Name change, dated March 23, 2000

                     (B)   Number of shares, dated October 16, 2000

               3.3   Amended and Restated By-Laws of the Registrant.

               4.1   Form  of   CareerEngine   Network,   Inc.  12%  Convertible
                     Subordinated Debenture due March 31, 2010.

               4.2 Form of Class A Warrants to Purchase Common Stock of CareerEngine Network, Inc., dated June 28 and August 7, 2000.

               4.3 Form of Class B Warrants to Purchase Common Stock of CareerEngine Network, Inc., dated June 28 and August 7, 2000.

               4.4 CareerEngine Network, Inc. and Dirks and Company, Inc. Placement Agent's Warrant Agreement, dated June 28, 2000; and related form of Warrant Certificate.

               10.1 Lease of the Company's executive offices, dated February 29, 1996. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.)

               10.2 CareerEngine Network, Inc. (formerly Helmstar Group, Inc.) 1999 Stock Option Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1999.)

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

               21.0  Subsidiaries of the Registrant.

               (b) No reports on Form 8-K have been filed during the period covered by this report.


--------
1 Portions of this exhibit have been deleted per the Registrant's request for confidential treatment and filed separately with the Commission pursuant to Rule 24b-2

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2001.

CareerEngine Network, Inc.


   George W. Benoit
----------------------------------------------
   George W. Benoit, Chairman of the Board
         and Chief Executive Officer

   Anthony S. Conigliaro
----------------------------------------------
   Anthony S. Conigliaro, Vice President
         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 12th day of April, 2001.

   Signature                           Title
   ---------                           -----

/s/ George W. Benoit          Chairman of the Board, President,
----------------------
(George W. Benoit)                Chief Executive Officer

/s/ Joseph G. Anastasi        Director
----------------------
(Joseph G. Anastasi)

/s/ Charles W. Currie         Director
----------------------
(Charles W. Currie)

/s/ James J. Murtha           Director
----------------------
(James J. Murtha)

/s/ David W. Dube             Director
----------------------
(David W. Dube)

/s/ Kevin J. Benoit           Director
----------------------
(Kevin J. Benoit)

/s/ Edward A. Martino         Director
----------------------
(Edward A. Martino)

/s/ Thomas J. Ferrara         Director
----------------------
(Thomas J. Ferrara)