Form 10QSB
period 2001-03-31
CAREERENGINE NETWORK INC
filed 2001-05-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                                 --------------

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

   Yes  [ X ]   No   [   ]

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at April 30, 2001
              -----                            -----------------------------

   Common stock - par value $.10                    5,504,944 shares
   -----------------------------                    ----------------

                                     PART I

                              FINANCIAL INFORMATION


Item l.           Financial Statements.

                  The following consolidated financial statements of CareerEngine Network, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission.

                  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

                           CareerEngine Network, Inc. and Subsidiaries
                                   Consolidated Balance Sheets
                                           (Unaudited)


                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                  ------------    ------------
ASSETS

Current:
   Cash and cash equivalents                                      $  1,466,609    $  1,126,358
   Marketable securities                                                             1,084,182
   Accounts receivable, net                                            260,808         174,209
   Other current assets                                                139,092         191,514
                                                                  ------------    ------------
                                                                     1,866,509       2,576,263

Fixed assets, net                                                      798,195         898,790
Deferred financing costs, net                                          397,256         405,325
Other assets                                                            28,585          50,465
                                                                  ------------    ------------

                                                                  $  3,090,545    $  3,930,843
                                                                  ============    ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                          $    997,506    $    753,240
   Interest payable                                                     72,000          72,000
   Tax assessment payable                                              965,955       1,055,955
   Excess of liabilities over assets of discontinued operations      3,512,884       3,512,884
                                                                  ------------    ------------
                                                                     5,548,345       5,394,079

Debentures payable, net of unamortized discount
   of $714,074 in 2001 and $721,516 in 2000                          1,685,926       1,678,484
                                                                  ------------    ------------
                                                                     7,234,271       7,072,563
                                                                  ------------    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,749,600 shares issued                                             674,960         674,960
Paid-in surplus                                                     15,968,561      16,022,187
Deficit                                                            (17,900,227)    (16,810,471)
                                                                  ------------    ------------
                                                                    (1,256,706)       (113,324)
Less treasury stock, at cost -
   1,244,656 shares in 2001 and 1,305,594 in 2000                   (2,887,020)     (3,028,396)
                                                                  ------------    ------------

                                                                    (4,143,726)     (3,141,720)
                                                                  ------------    ------------

                                                                  $  3,090,545    $  3,930,843
                                                                  ============    ============


                      CareerEngine Network, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                                      (Unaudited)


                                                               Three Months Ended
                                                           ---------------------------
                                                                    March 31,
                                                             2001              2000
                                                           -----------    -----------
Revenues:
   E-recruiting related services                           $   283,236    $   178,610
   Income on securities transactions                           420,253        674,805
   Interest income                                               6,848         40,638
                                                           -----------    -----------

                                                               710,337        894,053
                                                           -----------    -----------

Expenses:
   Compensation and related costs                              858,715        675,228
   Advertising                                                 187,879        610,791
   General and administrative                                  504,107        502,204
   Interest                                                    151,442         20,214
                                                           -----------    -----------

                                                             1,702,143      1,808,437

Loss from continuing operations before income taxes           (991,806)      (914,384)
Income tax provision                                            10,200         16,020
                                                           -----------    -----------

Loss from continuing operations                             (1,002,006)      (930,404)

Discontinued operations:
   Income (loss) from operations of
      discontinued real estate and consulting activities       (87,750)       204,592
                                                           -----------    -----------

Net loss                                                   $(1,089,756)   $  (725,812)
                                                           ===========    ===========

Per common share - basic and diluted:
   Loss from continuing operations                         $      (.18)   $      (.17)
   Loss from discontinued operations                              (.02)           .04
                                                           -----------    -----------

Net loss per common share                                  $      (.20)   $      (.13)
                                                           ===========    ===========


Weighted average number of common
   shares outstanding - basic and diluted                    5,504,944      5,436,206
                                                           ===========    ===========



                               CareerEngine Network, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)


                                                                                Three Months Ended
                                                                                      March 31,
                                                                             --------------------------
                                                                                2001             2000
                                                                             -----------    -----------
Cash flows from operating activities:
   Loss from continuing operations                                           $(1,002,006)   $  (930,404)
   Adjustments to reconcile loss from continuing operations to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                            116,107         68,809
        Issuance of treasury stock for services                                                   5,000
        Sale of marketable securities, net                                     1,084,182      1,459,000
        Changes in:
           Accounts receivable                                                   (86,599)      (332,340)
           Other assets                                                           74,301        208,717
           Accrued expenses and other liabilities                                154,266        122,225
                                                                             -----------    -----------
Cash provided by continuing operations                                           340,251        601,007
Cash (used in) discontinued operations                                                         (483,338)
                                                                             -----------    -----------

              Net cash provided by operating activities                          340,251        117,669
                                                                             -----------    -----------

Cash flows from investing activities:
Cash (used in) continuing operations - purchase of furniture and equipment                      (31,773)
                                                                             -----------    -----------

              Net cash (used in) investing activities                                           (31,773)
                                                                             -----------    -----------

Increase  in cash and cash equivalents                                           340,251         85,896
Cash and cash equivalents at beginning of period                               1,126,358      1,006,276
                                                                             -----------    -----------

Cash and cash equivalents at end of period                                   $ 1,466,609    $ 1,092,172
                                                                             ===========    ===========


Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                             $   144,000    $      --
        Income taxes                                                         $    96,843    $      --

--------------------------------------------------------------------------------

                   CareerEngine Network, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)



1.       Significant Accounting Policies
         -------------------------------

         The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 2000, which was filed with the Securities and Exchange Commission.

         In the opinion of management, the unaudited financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000. The financial statements as of March 31, 2001 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         Certain amounts have been reclassified in the financial statements for the three-month period ended March 31, 2000 to conform to the presentation of the three-month period ended March 31, 2001. In addition, the financial statements for the period ended March 31, 2000 have been restated to reflect the Company's discontinued operations.

         Revenue Recognition
         -------------------

         E-recruiting related fees related to the CareerEngine Network Division are earned on the placement of banner advertisements, job placement advertisements and sponsorship advertisements on the Company's web site. Such fees are recognized over the period during which the advertisements are exhibited. Revenues derived from co-branding arrangements with content providers are of a similar nature and are recognized over the period during which the advertisements are exhibited.

         E-recruiting related revenue related to the CareerEngine Solutions Division, whose activities commenced in approximately March 2000, consists primarily of non-refundable up-front website construction fees as well as monthly fees to host and maintain these sites. The up-front fees are recognized ratably over the construction period. The monthly hosting and maintenance fees are recognized ratably over the period of the underlying contract.

         Start-up Activities
         -------------------

         Costs of activities to start-up the e-recruiting business are expensed as incurred.

         Derivative Financial Instruments
         --------------------------------

         As part of its investment strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions are reported at fair value, and changes in fair value are reflected in operations as they occur. The Company realized net gains from derivatives sold in the three-month period ended March 31, 2001 and 2000 of approximately $420,000 and $675,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At March 31, 2001, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the periods was not material.

2.       Income (Loss) Per Share
         -----------------------

         Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

3.       Excess of Liabilities over Assets of Discontinued Operations
         ------------------------------------------------------------

         In August 2000, the Company discontinued its merchant banking operations, which consisted of its real estate project with Carmike Cinemas, Inc., and its financial consulting operations. Accordingly, the Company's remaining operations are solely from its e-recruiting segment.

         The Company will recognize a gain in an amount approximately equal to Excess of Liabilities over Assets of Discontinued Operations ($3,512,884 at March 31, 2001) when title relating to six properties leased to Carmike is transferred pursuant to the direction of Wachovia,
         N. A., as agent to the holders of the non-recourse debt under the Reimbursement Agreement referred to in Note 4 below. However, due to various proceedings relating to Carmike's petition under Chapter 11 of the United States Bankruptcy Code, no such transfer, as yet, has been made. The Company's exposure related to this real estate project is and always has been limited solely to the Company's interest in the six properties.

4.       Discontinued Operations
         -----------------------

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

         Excess of Liabilities over Assets of Discontinued Operations at March 31, 2001 consists of the following:


                                                         March 31, 2001
                                                       ------------------
                  Real estate leased, net              $      69,510,631
                  Other assets                                 9,990,425
                  Reimbursement obligations                  (72,750,000)
                  Other liabilities                           (8,013,940)
                  Due to preferred member                     (2,250,000)
                                                       ------------------
                                                       $      (3,512,884)


         Income (loss) from discontinued operations for the three-month period ended March 31, 2001 and 2000 are as follows:


                                                Three Months Ended
                                           ----------------------------
                                                      March 31,
                                           ----------------------------
                                                2001              2000
                                           -----------      -----------
                  Revenues                 $ 3,749,130      $ 2,270,944
                  Expenses                  (3,836,880)      (2,066,352)
                                           -----------      -----------
                                           $   (87,750)     $   204,592
                                           ===========      ===========

5.       Litigation
         ----------

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

6.       Debentures Payable
         ------------------

         On June 28, and August 7, 2000, the Company privately placed 48 units of its securities. Each unit consisted of a $50,000 subordinated convertible debenture, 12,500 Class A Common Stock Warrants and 12,500 Class B Common Stock Warrants. Each $50,000 debenture is convertible into 25,000 shares of common stock. The Class A and B Warrants are exercisable at $4 and $6, respectively. The debentures bear interest at 12%, payable quarterly, commencing October 1, 2000 and mature March 31, 2010. The Class A and B Warrants are exercisable at any time until March 31, 2003 and March 31, 2005, respectively. In the private placement, officers and an employee of the Company acquired 5 units for $250,000.

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

7.       Income Taxes
         ------------

         Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon, which together amounted to $924,000 is fully satisfied. Utilizing current IRS interest rates, the assessment and related interest would be satisfied in approximately July 2004.

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

A.                Results of Operations: March 31, 2001 Compared to March 31,
                  2000
                  --------------------------------------------------------------

                  Revenues

                  Total revenues from continuing operations decreased to $710,337 for the three-month period ended March 31, 2001 from $894,053 for the three-month period ended March 31, 2000.

                  E-recruiting related services increased to $283,236 for the three-month period ended March 31, 2001 from $178,610 for the three-month period ended March 31, 2000 as the operations of our subsidiary, CareerEngine, Inc., commenced in the fourth quarter of 1999 and have continued to grow through March 31, 2001.

                  Income on securities transactions, net decreased to $420,253 for the three-month period ended March 31, 2001 from $674,805 for the three-month period ended March 31, 2000. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

                  Interest income decreased to $6,848 for the three-month period ended March 31, 2001 from $40,638 for the three-month period ended March 31, 2000 due to the reduced amount of funds available for investment.

                  Expenses

                  Total expenses from continuing operations decreased to $1,702,143 for the three-month period ended March 31, 2001 from $1,808,437 for the three-month period ended March 31, 2000.

                  Compensation and related costs increased to $858,715 for the three-month period ended March 31, 2001 from $675,228 for the three-month period ended March 31, 2000. The increase is due principally to the additional employees hired by CareerEngine, Inc. in connection with its growing e-recruiting activities during the six-month period ended June 30, 2000. The Company initiated a cost reduction strategy consisting primarily of a 41% staff reduction since December 14, 2000.

                  Advertising expense decreased to $187,879 for the three-month period ended March 31, 2001 from $610,791 for the three-month period ended March 31, 2000 as CareerEngine, Inc. commenced a cost reduction program, focused primarily on compensation and advertising related expenditures.

                  General and administrative expenses increased to $504,107 for the three-month period ended March 31, 2001 from $502,204 for the three-month period ended March 31, 2000 due primarily to the costs incurred by the Company relating to its fund raising efforts.

                  Interest expense increased to $151,442 for the three-month period ended March 31, 2001 from $20,214 for the three-month period ended March 31, 2000 primarily due to the commencement of payments on our outstanding tax assessment and interest on the debentures payable issued in 2000.

                  Operating Loss

                  On a pre-tax basis, we had a loss of $991,806 for the three-month period ended March 31, 2001 from continuing operations compared with a loss of $914,384 for the three-month period ended March 31, 2000 from continuing operations due to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of March 31, 2001, we had net operating loss carryforwards of approximately $25,090,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2021.

                  Our loss from continuing operations for the three-month period ended March 31, 2001 was $1,002,006 compared with a loss from continuing operations of $930,404 for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, loss per common share from continuing operations, basic and diluted, was $.18 per share. For the three-month period ended March 31, 2000, loss per common share from continuing operations, basic and diluted, was also $.17 per share.

                  Our loss from discontinued operations for the three-month period ended March 31, 2001 was $87,750 compared with income from discontinued operations of $204,592 for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share. For the three-month period ended March 31, 2000, income per common share from discontinued operations, basic and diluted, was $.04 per share.

                  Our net loss for the three-month period ended March 31, 2001 was $1,089,756, compared with a net loss of $725,812 for the three-month period ended March 31, 2000. For the three-month period ended March 31, 2001, net loss per common share, basic and diluted, was $.20 per share. For the three-month period ended March 31, 2000, net loss per common share, basic and diluted, was $.13 per share.

         B.       Liquidity and Capital Resources
                  -------------------------------

                  The Company has incurred substantial operating losses, sustained substantial operating cash outflows, and at March 31, 2001 has a stockholders' deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2001. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

                  We initiated a cost reduction strategy consisting primarily of significant staff reductions since December 14, 2000, and a reduction of our advertising expenditures commencing January 1, 2001.

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

                  We do not have any material commitments for capital expenditures as of March 31, 2001.

         C.       Inflation
                  ---------

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


                  (b)      Reports on Form 8-K:

                           The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAREERENGINE NETWORK, INC.



                                    /s/ George W. Benoit
                                    --------------------
Date: May 15, 2001                  George W. Benoit, Chairman of the Board
                                    of Directors, President, and Chief Executive
                                    Officer




                                    /s/ Anthony S. Conigliaro
                                    --------------------------
Date: May 15, 2001                  Anthony S. Conigliaro, Vice President and
                                    Chief Financial Officer