Form 10QSB
period 2001-06-30
CAREERENGINE NETWORK INC
filed 2001-08-09
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

   [   ] Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission file number 1-9224

                           CAREERENGINE NETWORK, INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           DELAWARE                                            13-2689850
-------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


             2 World Trade Center, Suite 2112, New York, N.Y. 10048
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-775-0400
                   ------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]       No [   ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at July 31, 2001
             -----                           ----------------------------
  Common stock - par value $.10                     5,504,944 shares
  -----------------------------                     ----------------

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

                             The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

                   CareerEngine Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                       June 30,        December 31,
                                                                         2001              2000
                                                                    ------------       ------------
ASSETS

Current:
     Cash and cash equivalents                                      $    900,857       $  1,126,358
     Marketable securities                                                                1,084,182
     Accounts receivable, net                                            156,167            174,209
     Other current assets                                                 47,106            191,514
                                                                    ------------       ------------
                                                                       1,104,130          2,576,263

Fixed assets, net                                                        715,853            898,790
Deferred financing costs, net                                            386,270            405,325
Other assets                                                              11,031             50,465
                                                                    ------------       ------------

                                                                    $  2,217,284       $  3,930,843
                                                                    ============       ============

LIABILITIES

Current:
     Accounts payable and accrued expenses                          $    803,138       $    753,240
     Interest payable                                                     72,000             72,000
     Tax assessment payable                                              936,513          1,055,955
     Excess of liabilities over assets of discontinued operations      3,512,884          3,512,884
                                                                    ------------       ------------
                                                                       5,324,535          5,394,079

Debentures payable, net of unamortized discount
                                                                       1,693,368          1,678,484
                                                                    ------------       ------------
     of $706,632 in 2001 and $721,516 in 2000

                                                                       7,017,903          7,072,563
                                                                    ------------       ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
     none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
     6,749,600 shares issued                                             674,960            674,960
Paid-in surplus                                                       15,968,561         16,022,187
Deficit                                                              (18,557,120)       (16,810,471)
                                                                    ------------       ------------
                                                                      (1,913,599)          (113,324)
Less treasury stock, at cost -
     1,244,656 shares in 2001 and 1,305,594 in 2000                   (2,887,020)        (3,028,396)
                                                                    ------------       ------------

                                                                      (4,800,619)        (3,141,720)
                                                                    ------------       ------------

                                                                    $  2,217,284       $  3,930,843
                                                                    ============       ============

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                        -----------------------------------------------------------------

                                                            2001              2000              2001              2000
                                                        -----------       -----------       -----------       -----------
Revenues:
     E-recruiting related services                      $   290,705       $   335,948       $   573,941       $   514,558
     Income on securities transactions                                         21,332           420,253           696,137
     Interest income                                          9,778            22,511            16,626            64,863
                                                        -----------       -----------       -----------       -----------

                                                            300,483           379,791         1,010,820         1,275,558
                                                        -----------       -----------       -----------       -----------

Expenses:
     Compensation and related costs                         455,530           819,034         1,314,245         1,510,054
     Advertising                                             63,370           416,063           251,249         1,026,854
     General and administrative                             359,035           463,438           863,142           970,063
     Interest                                                79,442           246,875           230,884           246,875
                                                        -----------       -----------       -----------       -----------

                                                            957,377         1,945,410         2,659,520         3,753,846
                                                        -----------       -----------       -----------       -----------

Loss from continuing operations
     before income taxes                                   (656,894)       (1,565,619)       (1,648,700)       (2,478,288)

Income tax provision                                                                             10,200            15,340
                                                        -----------       -----------       -----------       -----------

Loss from continuing operations                            (656,894)       (1,565,619)       (1,658,900)       (2,493,628)

Discontinued operations:
     Income (loss) from operations of discontinued
         real estate and consulting activities                                   (729)          (87,750)          201,468
                                                        -----------       -----------       -----------       -----------

Net loss                                                $  (656,894)      $(1,566,348)      $(1,746,650)      $(2,292,160)
                                                        ===========       ===========       ===========       ===========

Per common share - basic and diluted:
     Loss from continuing operations                    $      (.12)      $      (.29)      $      (.30)      $      (.46)
     Loss from discontinued operations                           --                --              (.02)              .04
                                                        ===========       -----------       -----------       -----------

Net loss per common share                               $      (.12)      $      (.29)      $      (.32)      $      (.42)
                                                        ===========       ===========       ===========       ===========


Weighted average number of common
     shares outstanding - basic and diluted               5,504,944         5,440,000         5,504,944         5,438,000
                                                        ===========       ===========       ===========       ===========

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                   ------------------------------
                                                                                      2001              2000
                                                                                   -----------       -----------
Cash flows from operating activities:
     Loss from continuing operations                                              $(1,658,900)      $(2,292,160)
     Adjustments to reconcile loss from continuing operations to net cash
         (used in) provided by operating activities:
             Depreciation and amortization                                            216,876           143,599
             Issuance of treasury stock for services                                                     15,200
             Interest on beneficial conversion feature of debentures payable                            246,875
             Sale of marketable securities, net                                     1,084,182         2,435,000
             Changes in:
                  Deferred financing costs, net                                                        (326,803)
                  Accounts receivable                                                  18,042          (214,215)
                  Other assets                                                        (42,547)          321,110
                  Accrued expenses, other liabilities and accrued interest             18,206          (249,513)
                                                                                  -----------       -----------
Cash provided by (used in) continuing operations                                     (364,141)           79,093
Cash (used in) discontinued operations                                                (87,750)         (780,402)
                                                                                  -----------       -----------

                      Net cash (used in) operating activities                        (451,891)         (701,309)
                                                                                  -----------       -----------

Cash flows from investing activities:
     Proceeds from surrender of life insurance policies                               226,390
     Purchase of furniture and equipment                                                               (164,112)
                                                                                  -----------       -----------
Cash provided by (used in) continuing operations                                      226,390          (164,112)
Cash provided by discontinued operations
                                                                                                    -----------

                      Net cash provided by (used in) investing activities             226,390          (164,112)
                                                                                  -----------       -----------

Cash flows from financing activities:
     Proceeds from issuance of debentures                                                             1,331,028
     Additional paid in capital from sale of debentures                                                 643,972
                                                                                  -----------       -----------
Cash provided by continuing operations                                                                1,975,000
Cash provided by discontinued operations
                                                                                  -----------       -----------

                      Net cash provided by financing activities                       226,390         1,975,000
                                                                                  -----------       -----------

Increase (decrease) in cash and cash equivalents                                     (225,501)        1,109,579
Cash and cash equivalents at beginning of period                                    1,126,358         1,006,276
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $   900,857       $ 2,115,855
                                                                                  ===========       ===========


Supplemental disclosures of cash flow information related to continuing operations:
         Cash paid during the period for:
             Interest                                                             $   216,000       $        --
             Income taxes                                                         $   156,843       $    16,020
             Issuance of warrants in connection with debentures payable           $        --       $   222,282

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

               In the opinion of management, the unaudited financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2001 and 2000. The financial statements as of June 30, 2001 and for the three and six month periods then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

               Certain amounts have been reclassified in the financial statements for the three and six month periods ended June 30, 2000 to conform to the presentation of the three and six month periods ended June 30, 2001. In addition, the financial statements for the three and six month periods ended June 30, 2000 have been restated to reflect the Company's discontinued operations.

               Revenue Recognition

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

               Derivative Financial Instruments

               As part of its investment strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions are reported at fair value, and changes in fair value are reflected in operations as they occur. The Company realized net gains from derivatives sold in the six-month period ended June 30, 2001 and 2000 of approximately $420,000 and $675,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At June 30, 2001, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the periods was not material.

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

               The Company will recognize a gain in an amount approximately equal to Excess of Liabilities over Assets of Discontinued Operations ($3,512,884 at June 30, 2001) when title relating to six properties leased to Carmike is transferred pursuant to the direction of Wachovia, N. A., as agent to the holders of the non-recourse debt under the Reimbursement Agreement referred to in Note 4 below. However, due to various proceedings relating to Carmike's petition under Chapter 11 of the United States Bankruptcy Code, no such transfer, as yet, has been made. The Company's exposure related to this real estate project is and always has been limited solely to the Company's interest in the six properties.

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

Excess of Liabilities over Assets of Discontinued Operations at June 30, 2001 consists of the following:


                                                 June 30, 2001
                                               ----------------
             Real estate leased, net           $   69,510,631
             Other assets                           9,990,425
             Reimbursement obligations            (72,750,000)
             Other liabilities                     (8,013,940)
             Due to preferred member               (2,250,000)
                                               ---------------
                                               $   (3,512,884)
                                               ===============


Income (loss) from discontinued operations for the three and six month periods ended June 30, 2001 and 2000 are as follows:


                  Three Months Ended                  Six Months Ended
                      June 30,                            June 30,
            -----------------------------       -----------------------------
                2001              2000              2001              2000
            -----------       -----------       -----------       -----------
Revenues    $ 3,749,130       $ 2,236,467       $ 7,498,260       $ 4,505,696
Expenses     (3,749,130)       (2,237,196)       (7,586,010)       (4,304,228)
            -----------       -----------       -----------       -----------
            $                 $      (729)      $   (87,750)      $   201,468
            ===========       ===========       ===========       ===========

5.             Litigation

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

               In August 2001, the Company entered into a settlement agreement, subject to Court approval, which will release the Company from claims arising from the November 2000 litigation in exchange for a nominal payment.

6.             Debentures Payable

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

7.             Income Taxes

               Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon, which together amounted to $1,163,900 is fully satisfied. Utilizing current IRS interest rates, the assessment and related interest would be satisfied in approximately May 2004.

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

            A. Results of Operations:
               ----------------------

               Three Month Period Ended June 30, 2001 Compared to the Three Month Period Ended June 30, 2000

               Revenues

               Total revenues from continuing operations decreased to $300,483 for the three-month period ended June 30, 2001 from $379,791 for the three-month period ended June 30, 2000.

               E-recruiting related services decreased to $290,705 for the three-month period ended June 30, 2001 from $335,948 for the three-month period ended June 30, 2000 as the operations of our subsidiary, CareerEngine, Inc., have been significantly reduced since January, 2001.

               Income on securities transactions, net decreased to nil for the three-month period ended June 30, 2001 from $21,332 for the three-month period ended June 30, 2000 as the Company's cash management activities ceased on March 31, 2001. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

               Interest income decreased to $9,778 for the three-month period ended June 30, 2001 from $22,511 for the three-month period ended June 30, 2000 due to the reduced amount of funds available for investment.

               Expenses

               Total expenses from continuing operations decreased to $957,377 for the three-month period ended June 30, 2001 from $1,945,410 for the three-month period ended June 30, 2000.

               Compensation and related costs decreased to $455,530 for the three-month period ended June 30, 2001 from $819,034 for the three-month period ended June 30, 2000. The decrease is due to the Company's cost reduction strategy, consisting primarily of staff reductions, which it commenced in December 2000.

               Advertising expense decreased to $63,370 for the three-month period ended June 30, 2001 from $416,063 for the three-month period ended June 30, 2000 as CareerEngine, Inc. commenced a cost reduction program in December 2000, focused primarily on compensation and advertising related expenditures.

               General and administrative expenses decreased to $359,035 for the three-month period ended June 30, 2001 from $463,438 for the three-month period ended June 30, 2000 due primarily to an overaccrual of insurance expense recognized upon the receipt of the proceeds from the surrender of the split dollar and whole life insurance policies it had with the Chairman of the Company.

               Interest expense decreased to $79,442 for the three-month period ended June 30, 2001 from $246,875 for the three-month period ended June 30, 2000 primarily due to an overaccrual of interest expense on our outstanding tax assessment.

               Operating Loss

               On a pre-tax basis, we had a loss of $656,894 for the three-month period ended June 30, 2001 from continuing operations compared with a loss of $1,565,619 for the three-month period ended June 30, 2000 from continuing operations due to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of June 30, 2001, we had net operating loss carryforwards of approximately $25,747,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2021.

               Our loss from continuing operations for the three-month period ended June 30, 2001 was $656,894 compared with a loss from continuing operations of $1,565,619 for the three-month period ended June 30, 2000. For the three-month period ended June 30, 2001, loss per common share from continuing operations, basic and diluted, was $.12 per share. For the three-month period ended June 30, 2000, loss per common share from continuing operations, basic and diluted, was also $.29 per share.

               Our loss from discontinued operations for the three-month period ended June 30, 2001 was nil compared with a loss from discontinued operations of $729 for the three-month period ended June 30, 2000. For the three-month periods ended June 30, 2001 and June 30, 2000, loss per common share from discontinued operations, basic and diluted, was nil.

               Our net loss for the three-month period ended June 30, 2001 was $656,894, compared with a net loss of $1,566,348 for the three-month period ended June 30, 2000. For the three-month period ended June 30, 2001, net loss per common share, basic and diluted, was $.12 per share. For the three-month period ended June 30, 2000, net loss per common share, basic and diluted, was $.29 per share.

               Six Month Period Ended June 30, 2001 Compared to the Six Month Period Ended June 30, 2000

               Revenues

               Total revenues from continuing operations decreased to $1,010,820 for the six-month period ended June 30, 2001 from $1,275,558 for the six-month period ended June 30, 2000.

               E-recruiting related services increased to $573,941 for the six-month period ended June 30, 2001 from $514,558 for the six-month period ended June 30, 2000 as the ASP operations of our subsidiary, CareerEngine, Inc., commenced in the first quarter of 2000.

               Income on securities transactions, net decreased to $420,253 for the six-month period ended June 30, 2001 from $674,805 for the six-month period ended June 30, 2000. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

               Interest income decreased to $16,626 for the six-month period ended June 30, 2001 from $64,863 for the six-month period ended June 30, 2000 due to the reduced amount of funds available for investment.

               Expenses

               Total expenses from continuing operations decreased to $2,659,520 for the six-month period ended June 30, 2001 from $3,753,846 for the six-month period ended June 30, 2000.

               Compensation and related costs decreased to $1,314,245 for the six-month period ended June 30, 2001 from $1,510,054 for the six-month period ended June 30, 2000. The decrease is due to the Company's cost reduction strategy, consisting primarily of staff reductions, which it commenced in December 2000.

               Advertising expense decreased to $251,249 for the six-month period ended June 30, 2001 from $1,026,854 for the six-month period ended June 30, 2000 as CareerEngine, Inc. commenced a cost reduction program, focused primarily on compensation and advertising related expenditures.

               General and administrative expenses decreased to $863,142 for the six-month period ended June 30, 2001 from $970,063 for the six-month period ended June 30, 2000 due primarily to (i) the additional costs incurred by the Company relating to its fund raising efforts and (ii) the recognition of an overaccrual of insurance expense upon the receipt of the proceeds from the surrender of the split dollar and whole life insurance policies it had with the Chairman of the Company.

               Interest expense decreased to $230,884 for the six-month period ended June 30, 2001 from $246,875 for the six-month period ended June 30, 2000 primarily due to the commencement of principal and interest payments on our outstanding tax assessment in 2000.

               Operating Loss

               On a pre-tax basis, we had a loss of $1,648,700 for the six-month period ended June 30, 2001 from continuing operations compared with a loss of $2,478,288 for the six-month period ended June 30, 2000 from continuing operations due to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of June 30, 2001, we had net operating loss carryforwards of approximately $25,747,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2021.

               Our loss from continuing operations for the six-month period ended June 30, 2001 was $1,658,900 compared with a loss from continuing operations of $2,493,628 for the six-month period ended June 30, 2000. For the six-month period ended June 30, 2001, loss per common share from continuing operations, basic and diluted, was $.30 per share. For the six-month period ended June 30, 2000, loss per common share from continuing operations, basic and diluted, was $.46 per share.

               Our loss from discontinued operations for the six-month period ended June 30, 2001 was $87,750 compared with income from discontinued operations of $201,468 for the six-month period ended June 30, 2000. For the six-month period ended June 30, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share. For the six-month period ended June 30, 2000, income per common share from discontinued operations, basic and diluted, was $.04 per share.

               Our net loss for the six-month period ended June 30, 2001 was $1,746,650, compared with a net loss of $2,292,160 for the six-month period ended June 30, 2000. For the six-month period ended June 30, 2001, net loss per common share, basic and diluted, was $.32 per share. For the six-month period ended June 30, 2000, net loss per common share, basic and diluted, was $.42 per share.


            B. Liquidity and Capital Resources

               The Company has incurred substantial operating losses, sustained substantial operating cash outflows, and at June 30, 2001 has a stockholders' deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2001. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

               We initiated a cost reduction strategy consisting primarily of significant staff reductions since December 14, 2000, and a reduction of other expenses, principally advertising expenditures, commencing January 1, 2001.

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

               We do not have any material commitments for capital expenditures as of June 30, 2001.


            C. Inflation

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

                    (b)   Reports on Form 8-K:

                          The Company did not file any reports on Form 8-K during the six months ended June 30, 2001.

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAREERENGINE NETWORK, INC.



                                  /s/ George W. Benoit
                                  ---------------------------------------------
Date: August 9, 2001              George W. Benoit, Chairman of the Board
                                  of Directors, President, and Chief Executive
                                  Officer




                                  /s/ Anthony S. Conigliaro
                                  ---------------------------------------------
Date: August 9, 2001              Anthony S. Conigliaro, Vice President and
                                  Chief Financial Officer