Form 10QSB
period 2001-09-30
CAREERENGINE NETWORK INC
filed 2001-12-11
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2001
                                         ------------------


     [_]  Transition report under Section 13 or 15(d) of the Exchange Act of
          1934

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

                575 Madison Avenue, Suite 502, New York, NY 10022
                -------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                   Yes X No __

       The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    Class                   Outstanding at October 31, 2001
                    -----                   -------------------------------
         Common stock - par value $.10             5,530,944 shares
         -----------------------------             ----------------

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

                  The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

                   CareerEngine Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                    September 30,       December 31,
                                                                        2001               2000
ASSETS

Current:
Cash and cash equivalents                                            $    473,776       $  1,126,358
Marketable securities                                                                      1,084,182
Accounts receivable, net                                                   74,996            174,209
Insurance proceeds receivable                                             356,531
Other                                                                      69,426            191,514
                                                                     ------------       ------------
                                                                          974,729          2,576,263

Fixed assets, net                                                         265,273            898,790
Deferred financing costs, net                                             375,284            405,325
Other                                                                      34,758             50,465
                                                                     ------------       ------------

                                                                     $  1,650,044       $  3,930,843
                                                                     ============       ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                             $    865,361       $    753,240
   Interest payable                                                        72,000             72,000
   Tax assessment payable                                                 876,513          1,055,955
   Excess of liabilities over assets of discontinued operations         3,512,884          3,512,884
                                                                     ------------       ------------
                                                                        5,326,758          5,394,079

Debentures payable, net of unamortized discount
   of $699,190 in 2001 and $721,516 in 2000                             1,700,810          1,678,484
                                                                     ------------       ------------


                                                                        7,027,568          7,072,563
                                                                     ------------       ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,749,600 shares issued                                                674,960            674,960
Paid-in surplus                                                        15,968,561         16,022,187
Deficit                                                               (19,134,025)       (16,810,471)
                                                                     ------------       ------------
                                                                       (2,490,504)          (113,324)
Less treasury stock, at cost -
   1,244,656 shares in 2001 and 1,305,594 in 2000                      (2,887,020)        (3,028,396)
                                                                     ------------       ------------

                                                                       (5,377,524)        (3,141,720)
                                                                     ------------       ------------

                                                                      $  1,650,044       $  3,930,843
                                                                      ============       ============


                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                               2001              2000              2001                2000
                                                               ----              ----              ----                ----

Revenues:
   E-recruiting related services                          $   138,923        $   415,160        $   712,864        $   929,718
   Income on securities transactions                                             570,157            420,253          1,266,294
   Interest income                                              4,704             37,357             21,330             98,412
   Other income                                                                                                          2,024
                                                          -----------        -----------        -----------        -----------

                                                              143,627          1,022,674          1,154,447          2,296,448
                                                          -----------        -----------        -----------        -----------

Expenses:
   Compensation and related costs                             373,626            972,136          1,687,871          2,482,190
   Advertising                                                  4,649            330,920            255,898          1,357,774
   General and administrative                                 263,064            546,254          1,126,206          1,662,604
   Interest expense                                            79,192             20,000            310,076            286,875
                                                          -----------        -----------        -----------        -----------

                                                              720,531          1,869,310          3,380,051          5,789,443
                                                          -----------        -----------        -----------        -----------

Loss from continuing operations
   before income taxes                                       (576,904)          (846,636)        (2,225,604)        (3,492,995)
Income tax provision                                                                                 10,200             15,340
                                                          -----------        -----------        -----------        -----------

Loss from continuing operations                              (576,904)          (846,636)        (2,235,804)        (3,508,335)

Discontinued operations:
   Income (loss) from operations of discontinued
      real estate and consulting activities                                     (295,191)           (87,750)            74,349
   Write-off of unamortized financing costs                                     (804,667)                             (804,667)
                                                          -----------        -----------        -----------        -----------

Loss from discontinued continued operations                                   (1,099,858)           (87,750)          (730,318)
                                                          -----------        -----------        -----------        -----------

Net loss                                                  $  (576,904)       $(1,946,494)       $(2,323,554)       $(4,238,653)
                                                          ===========        ===========        ===========        ===========

Per common share - basic and diluted:
   Loss from continuing operations                        $      (.10)       $      (.16)       $      (.40)       $      (.65)
   Loss from discontinued operations                               --               (.20)              (.02)              (.13)
                                                          -----------        -----------        -----------        -----------

Net loss per common share                                 $      (.10)       $      (.36)       $      (.42)       $      (.78)
                                                          ===========        ===========        ===========        ===========


Weighted average number of common
   shares outstanding - basic and diluted                   5,504,944          5,442,183          5,504,944          5,440,090
                                                          ===========        ===========        ===========        ===========


                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                   2001               2000
                                                                                   ----               ----
Cash flows from operating activities:
   Loss from continuing operations                                             $(2,235,804)       $(3,508,335)
   Adjustments to reconcile loss from continuing operations to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                              307,027            232,144
        Issuance of treasury stock for services                                                        18,483
        Interest on beneficial conversion feature of debentures payable                               246,875
        Sale of marketable securities, net                                       1,084,182          2,355,457
        Changes in:
           Deferred financing costs, net
           Accounts receivable                                                      99,213
           Other assets                                                            (88,595)          (688,397)
           Accrued expenses, other liabilities and accrued interest                (44,995)          (250,496)
                                                                               -----------        -----------
Cash provided by (used in) continuing operations                                  (878,922)        (1,594,269)
Cash (used in) discontinued operations                                                               (584,393)
                                                                               -----------        -----------

              Net cash (used in) operating activities                             (878,972)        (2,178,662)
                                                                               -----------        -----------

Cash flows from investing activities:
   Proceeds from surrender of life insurance policies                              226,390
   Purchase of furniture and equipment                                                               (273,900)
                                                                               -----------        -----------
Cash provided by (used in) continuing operations                                   226,390           (273,900)
Cash provided by discontinued operations
                                                                               -----------        -----------

              Net cash provided by (used in) investing activities                  226,390           (273,900)
                                                                               -----------        -----------

Cash flows from financing activities:
   Proceeds from issuance of debentures                                                             1,756,028
   Additional paid in capital from sale of debentures                                                 643,972
                                                                               -----------        -----------
Cash provided by continuing operations                                                              2,400,000
Cash provided by discontinued operations
                                                                               -----------        -----------

              Net cash provided by financing activities                                             2,400,000
                                                                               -----------        -----------

Increase (decrease) in cash and cash equivalents                                  (652,582)            52,562
Cash and cash equivalents at beginning of period                                 1,126,358          1,006,276
                                                                               -----------        -----------

Cash and cash equivalents at end of period                                     $   473,776        $   953,714
                                                                               ===========        ===========


Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                               $   288,000        $    45,336
        Income taxes                                                           $   216,843        $    30,684
        Issuance of warrants in connection with debentures payable             $        --        $   222,282


                   CareerEngine Network, Inc. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


1.        Catastrophe of September 11, 2001
          ---------------------------------

          The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. With the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed.

          The net carrying value of the destroyed assets of the Company amounted to $356,531 at September 11, 2001. These assets consisted of:

                  Leasehold improvements                   $   76,809
                  Furniture and fixtures                       36,966
                  Office and computer equipment               242,758
                                                              -------
                                                            $ 356,531
                                                            =========

          Management has determined, based on the advice of its risk manager, that it is probable that the insurance proceeds it expects to receive will be in an amount that will at least equal the net carrying value of the destroyed assets and, accordingly, has recorded an insurance claim receivable equal to such amount. Upon the ultimate determination of the insurance proceeds that the Company will receive, the Company will record a gain, if any, on assets destroyed due to this catastrophe. The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. The insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time. The insurance proceeds expected from the record re-creation insurance policy provision are estimated to be sufficient to cover the Company's related costs.

          Since the attack, the Company's management has been preoccupied with
          (i) the relocation and reestablishment of its business, (ii) the recreating of its accounting records for the period January 1, 2001 through September 11, 2001, and (iii) the assessing and processing of insurance claims, with the assistance of a risk manager, with its insurers.

2.        Significant Accounting Policies
          -------------------------------

          The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 2000, which was filed with the Securities and Exchange Commission.

          In the opinion of management, the unaudited financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2001 and 2000. The financial statements as of September 30, 2001 and for the three and nine month periods then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

          Certain amounts have been reclassified in the financial statements for the three and nine month periods ended September 30, 2000 to conform to the presentation of the three and nine month periods ended September 30, 2001. In addition, the financial statements for the three and six month periods ended September 30, 2000 have been restated to reflect the Company's discontinued operations.

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

          Derivative Financial Instruments
          --------------------------------

          As part of its investment strategies to profit from anticipated market movements, the Company maintains trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions are reported at fair value, and changes in fair value are reflected in operations as they occur. The Company realized net gains from derivatives sold in the nine-month period ended September 30, 2001 and 2000 of approximately $420,000 and $1,266,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At September 30, 2001, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the periods was not material.

3.        Income (Loss) Per Share
          -----------------------

          Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

4.        Excess of Liabilities over Assets of Discontinued Operations
          ------------------------------------------------------------

          In August 2000, the Company discontinued its merchant banking operations, which consisted of its real estate project with Carmike Cinemas, Inc., and its financial consulting operations. Accordingly, the Company's remaining operations are solely from its e-recruiting segment.

          The Company will recognize a gain in an amount approximately equal to Excess of Liabilities over Assets of Discontinued Operations ($3,512,884 at September 30, 2001) when title relating to six properties leased to Carmike is transferred pursuant to the direction of Wachovia, N. A., as agent to the holders of the non-recourse debt under the Reimbursement Agreement referred to in Note 4 below. However, due to various proceedings relating to Carmike's petition under Chapter 11 of the United States Bankruptcy Code, no such transfer, as yet, has been made. The Company's exposure related to this real estate project is and always has been limited solely to the Company's interest in the six properties.

5.        Discontinued Operations
          -----------------------

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

          Excess of Liabilities over Assets of Discontinued Operations at September 30, 2001 consists of the following:

                                                    September 30, 2001
                                                           and
                                                    December 31, 2000
                                                    -----------------

                  Real estate leased, net           $      69,510,631
                  Other assets                              9,990,425
                  Reimbursement obligations               (72,750,000)
                  Other liabilities                        (8,013,940)
                  Due to preferred member                  (2,250,000)
                                                    ------------------
                                                    $      (3,512,884)
                                                    =================

          Income (loss) from discontinued operations for the three and nine month periods ended September 30, 2001 and 2000 are as follows:

                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,

                                          2001            2000            2001             2000

         Revenues                     $  3,749,130    $  1,130,607    $ 11,247,390    $  5,804,374
         Expenses                       (3,749,130)     (1,425,798)    (11,335,140)     (5,730,025)
         Write-off of unamortized
          financing costs                                 (804,667)                       (804,667)
                                      ------------    ------------    ------------    ------------

                                      $               $ (1,099,858)   $    (87,750)   $   (730,318)
                                      ============    ============    ============    ============

6.        Litigation
          ----------

          In February 2000, the Company, in exchange for a nominal amount obtained a release from claims arising from a 1996 litigation.

          In August 2001, the Company, in exchange for a nominal amount obtained a release from claims arising from a 2000 litigation.

7.        Debentures Payable
          ------------------

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

8.        Income Taxes
          ------------

          Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon, which together amounted to $1,163,900 is fully satisfied. However, after a technical review of our tax liability, management of the Company believes that there may be a basis for reducing our tax liability to the IRS. Management is actively pursuing such a reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed.

          Since the attack, the Company's management has been preoccupied with
          (i) the relocation and reestablishment of its business, (ii) the recreating of its critical accounting records for the period January 1, 2001 through September 11, 2001, and (iii) the assessing and processing of insurance claims, with the assistance of a risk manager, with its insurers. As of the date hereof, the Company has re-established all its operations at its new offices located at 575 Madison Avenue, Suite 502, New York, NY 10022. It has also recreated all its critical accounting records lost due to the catastrophe. In addition, management has determined, based on the advice of its risk manager, that it is probable that the insurance proceeds it expects to receive will be in an amount that will at least equal the net carrying value of the destroyed assets and, accordingly, has recorded an insurance claim receivable equal to such amount. Upon the ultimate determination of the insurance proceeds that the Company will receive, the Company will record a gain, if any, on assets destroyed due to this catastrophe. The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. The insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time. The insurance proceeds expected from the record re-creation insurance policy provision are estimated to be sufficient to cover the Company's related costs.

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

 A.       Results of Operations:
          ----------------------

          Three Month Period Ended September 30, 2001 Compared to the Three Month Period Ended September 30, 2000

          Revenues

          Total revenues from continuing operations decreased to $143,627 for the three-month period ended September 30, 2001 from $1,022,674 for the three-month period ended September 30, 2000.

          E-recruiting related services decreased to $138,923 for the three-month period ended September 30, 2001 from $415,160 for the three-month period ended September 30, 2000 as the operations of our subsidiary, CareerEngine, Inc., have been significantly reduced since January, 2001.

          Income on securities transactions decreased to nil for the three-month period ended September 30, 2001 from $570,157 for the three-month period ended September 30, 2000. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities. The Company ceased its cash management and investing activities in futures, puts, calls, municipals and other securities effective April 1, 2001.

          Interest income decreased to $4,704 for the three-month period ended September 30, 2001 from $37,357 for the three-month period ended September 30, 2000 due to the reduced amount of funds available for investment.

          Expenses

          Total expenses from continuing operations decreased to $720,531 for the three-month period ended September 30, 2001 from $1,869,310 for the three-month period ended September 30, 2000.

          Compensation and related costs decreased to $373,626 for the three-month period ended September 30, 2001 from $972,136 for the three-month period ended September 30, 2000. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which it commenced in December 2000.

          Advertising expense decreased to $4,649 for the three-month period ended September 30, 2001 from $330,920 for the three-month period ended September 30, 2000 as CareerEngine, Inc. commenced a cost reduction program in December 2000, focused primarily on compensation and advertising related expenditures.

          General and administrative expenses decreased to $263,064 for the three-month period ended September 30, 2001 from $546,254 for the three-month period ended September 30, 2000 due primarily to the cost reduction program instituted by the Company.

          Interest expense increased to $79,192 for the three-month period ended September 30, 2001 from $20,000 for the three-month period ended September 30, 2000 due primarily to the issuance of debentures payable in June and August 2000.

          Operating Loss

          On a pre-tax basis, we had a loss of $576,904 for the three-month period ended September 30, 2001 from continuing operations compared with a loss of $846,636 for the three-month period ended September 30, 2000 from continuing operations due primarily to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of September 30, 2001, we had net operating loss carryforwards of approximately $26,324,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2021.

          Our loss from continuing operations for the three-month period ended September 30, 2001 was $576,904 compared with a loss from continuing operations of $846,636 for the three-month period ended September 30, 2000. For the three-month period ended September 30, 2001, loss per common share from continuing operations, basic and diluted, was $.10 per share. For the three-month period ended September 30, 2000, loss per common share from continuing operations, basic and diluted, was $.16 per share.

          Our loss from discontinued operations for the three-month period ended September 30, 2001 was nil compared with a loss from discontinued operations of $1,099,858 for the three-month period ended September 30, 2000. For the three-month period ended September 30, 2001, loss per common share from discontinued operations, basic and diluted, was nil. For the three-month period ended September 30, 2000, loss per common share from discontinued operations, basic and diluted, was $.20 per share.

          Our net loss for the three-month period ended September 30, 2001 was $576,904, compared with a net loss of $1,946,494 for the three-month period ended September 30, 2000. For the three-month period ended September 30, 2001, net loss per common share, basic and diluted, was $.10 per share. For the three-month period ended September 30, 2000, net loss per common share, basic and diluted, was $.36 per share.

          Nine Month Period Ended September 30, 2001 Compared to the Nine Month Period Ended September 30, 2000

          Revenues

          Total revenues from continuing operations decreased to $1,154,447 for the nine-month period ended September 30, 2001 from $2,296,448 for the nine-month period ended September 30, 2000.

          E-recruiting related services decreased to $712,864 for the nine-month period ended September 30, 2001 from $929,718 for the nine-month period ended September 30, 2000 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January, 2001.

          Income on securities transactions, net decreased to $420,253 for the nine-month period ended September 30, 2001 from $1,266,294 for the nine-month period ended September 30, 2000. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities. The Company ceased its cash management and investing activities in futures, puts, calls, municipals and other securities effective April 1, 2001.

          Interest income decreased to $21,330 for the nine-month period ended September 30, 2001 from $98,412 for the nine-month period ended September 30, 2000 due to the reduced amount of funds available for investment.

          Other income decreased to nil for the nine-month period ended September 30, 2001 from $2,024 for the nine-month period ended September 30, 2000.

          Expenses

          Total expenses from continuing operations decreased to $3,380,051 for the nine-month period ended September 30, 2001 from $5,789,443 for the nine-month period ended September 30, 2000.

          Compensation and related costs decreased to $1,687,871 for the nine-month period ended September 30, 2001 from $2,482,190 for the nine-month period ended September 30, 2000. The decrease is due to the Company's cost reduction strategy, consisting primarily of staff reductions, which it commenced in December 2000.

          Advertising expense decreased to $255,898 for the nine-month period ended September 30, 2001 from $1,357,774 for the nine-month period ended September 30, 2000 as CareerEngine, Inc. commenced a cost reduction program, focused primarily on compensation and advertising related expenditures.

          General and administrative expenses decreased to $1,126,206 for the nine-month period ended September 30, 2001 from $1,662,604 for the nine-month period ended September 30, 2000 due primarily to (i) the additional costs incurred by the Company relating to its fund raising efforts and (ii) excess cash proceeds received on surrender of the split dollar insurance policies the Company had for its Chairman.

          Interest expense increased to $310,076 for the nine-month period ended September 30, 2001 from $286,875 for the nine-month period ended September 30, 2000 due primarily to (i) the issuance of the debentures payable in the nine month period ended September 30, 2000, and (ii) the commencement of principal and interest payments on our outstanding tax assessment.

          Operating Loss

          On a pre-tax basis, we had a loss of $2,225,604 for the nine-month period ended September 30, 2001 from continuing operations compared with a loss of $3,492,995 for the nine-month period ended September 30, 2000 from continuing operations due to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of September 30, 2001, we had net operating loss carryforwards of approximately $26,324,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2021.

          Our loss from continuing operations for the nine-month period ended September 30, 2001 was $2,235,804 compared with a loss from continuing operations of $3,508,335 for the nine-month period ended September 30, 2000. For the nine-month period ended September 30, 2001, loss per common share from continuing operations, basic and diluted, was $.40 per share. For the nine-month period ended September 30, 2000, loss per common share from continuing operations, basic and diluted, was $.65 per share.

          Our loss from discontinued operations for the nine-month period ended September 30, 2001 was $87,750 compared with a loss from discontinued operations of $730,318 for the nine-month period ended September 30, 2000. For the nine-month period ended September 30, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share. For the nine-month period ended September 30, 2000, income per common share from discontinued operations, basic and diluted, was $.13 per share.

          Our net loss for the nine-month period ended September 30, 2001 was $2,323,554, compared with a net loss of $4,238,653 for the nine-month period ended September 30, 2000. For the nine-month period ended September 30, 2001, net loss per common share, basic and diluted, was $.42 per share. For the nine-month period ended September 30, 2000, net loss per common share, basic and diluted, was $.78 per share.

B.        Liquidity and Capital Resources
          -------------------------------

          The Company has incurred substantial operating losses, sustained substantial operating cash outflows, and at September 30, 2001 has a stockholders' deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2001. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing. There is no assurance that the Company will obtain additional financing or achieve profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

          We do not have any material commitments for capital expenditures as of September 30, 2001. However, as the Company has the use of certain furniture and fixtures, and office equipment in its new offices, such offices are subject to a month-to-month lease and, accordingly, the Company at some point in the future will be required to utilize some portion of its insurance proceeds received relating to the catastrophe of September 11, 2001 to replace certain of these assets.

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

                  (b)      Reports on Form 8-K:

                           The Company did not file any reports on Form 8-K during the nine months ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CAREERENGINE NETWORK, INC.



                                         /s/ George W. Benoit
                                    --------------------------------------------
Date: December 11, 2001             George W. Benoit, Chairman of the Board
                                    of Directors, President, and Chief Executive
                                    Officer




                                         /s/ Anthony S. Conigliaro
                                    --------------------------------------------
Date: December 11, 2001             Anthony S. Conigliaro, Vice President and
                                    Chief Financial Officer