Form 10KSB
period 2001-12-31
CAREERENGINE NETWORK INC
filed 2002-04-01
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

(Mark One)

     [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)


         For the fiscal year ended   December 31, 2001
                                    -----------------

    [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No fee required)

         For the transition period from __________ to __________

         Commission file number l-9224
                                ------

                             CAREERENGINE NETWORK, INC.
--------------------------------------------------------------------------------
             (Name of Small Business Issuer in Its Charter)

                DELAWARE                             13-2689850
-----------------------------------------   ------------------------------
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

        575 Madison Avenue, Suite 502, New York, N.Y.             10022
-------------------------------------------------------        -----------
            (Address of Principal Executive Offices)            (Zip Code)

                                212-775-0400
--------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
          Title of Each Class                       on Which Registered
          -------------------                       -------------------

    Common stock - par value $.10                  American Stock Exchange
                                                       Pacific Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                                   None
--------------------------------------------------------------------------------
                             (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  X  ]  No   [   ]
                                                       (Cover page 1 of 2 pages)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for 2001, its most recent fiscal year, were $1,242,980.

         As of February 28, 2002, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $4,163,208.

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                       Outstanding at February 28, 2002
            -----                       --------------------------------

   Common stock - par value $.10                      5,570,944
   -----------------------------                      ---------

                    DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                                       (Cover page 2 of 2 pages)

                                     PART I


Item l.  Description of Business.

                  Background and History
                  ----------------------

                  CareerEngine Network, Inc., through its wholly-owned subsidiary CareerEngine, Inc., is engaged in the business of e-recruiting. CareerEngine Network, Inc. and all its subsidiaries are hereinafter collectively referred to as the "Company," "our," or "we" unless the context requires otherwise.

                  In August 2000, we discontinued our merchant banking operations, which consisted of our real estate project with Carmike Cinemas, Inc., and our financial consulting operations. Accordingly, our remaining operations, as stated above, are solely from our e-recruiting activities. Our financial resources and our management's efforts are currently focused entirely on this segment.

                  Our Continuing Operations
                  -------------------------

                  E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide e-recruiting services.

                  Our Network Division operates 6 portal career sites organized by specific job function and diversity.

                  These sites enable employers and recruiters to post job offerings for specific target areas in one or more of our career specific sites. Prospective employees can search for jobs, confidentially post their resumes, and avail themselves of a host of other services.

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

                           Our CareerEngine Network Division
                           ---------------------------------

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

                  We derive a significant number of job postings through independent distributors. These distributors include major online and offline recruitment advertising firms and major recruitment and placement agencies that seek a variety of websites, both category specific and broad based, to post their clients' job openings. Some of our distributors include Bernard Hodes, TMP Worldwide, Shaker Advertising and RecruitUSA.

                  Among the services provided to employers and recruiters on our network is the opportunity to access our confidential resume database containing resumes placed on our category specific websites by job seekers. These resumes are furnished to them with built-in safeguards to protect the privacy concerns of applicants.

                  Revenue from the CareerEngine Network Division is derived from job placement advertisements.

                           Our CareerEngine Solutions Division
                           -----------------------------------

                           Online career centers are becoming increasingly
                  utilized by web publishers, corporations and other organizations such as search firms that can generate revenue by selling job postings. Web publishers can utilize career centers to create additional revenue streams through advertising and retain visitors. Corporations can use a career center to make their online recruitment efforts more productive. Our CareerEngine Solutions Division offers the experience, staff and know-how to build, host and maintain on an ASP basis career centers for on and offline organizations more effectively, quicker and at less cost than would be the case if the organizations built and maintained their own websites. Our management believes that these career centers should provide a company with the opportunity to attract and recruit the best candidates by being able to offer them the ability to quickly assess the company's visions and competitive advantages by accessing information placed by the company in appropriate fields provided by us.

                  We develop customized career websites for our clients and recommend proprietary "plug-ins" that incorporate the latest technology - such as job search agents and confidential resume hosting. If the site we construct becomes an important revenue producer for the client, they have the option of joining the CareerEngine Network and utilizing the sales representatives of our distributors to sell and market job postings for their sites. We also provide programs to help our clients facilitate their site updates and provide them with customer service capabilities.

                  Revenues generated by this division include fees generated from website construction services, monthly subscription-type revenue streams based upon contractual terms for maintenance and website hosting services, and fees from consulting services.

                  Our Discontinued Operations
                  ---------------------------

                  During the past five years we had concentrated in providing merchant and investment banking (primarily related to real estate projects such as our project with Carmike Cinemas, Inc.), financial consulting, and e-recruiting services. In

                  2000 our Board of Directors decided to discontinue the merchant and investment banking and financial consulting segments to concentrate our efforts on our online recruiting business.

                  In 1997, Movieplex Realty Leasing, L.L.C. ("Movieplex"), a subsidiary of the Company, entered into an agreement with a major film exhibitor, Carmike Cinemas, Inc. ("Carmike"), to develop and lease an unspecified number of state of the art multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the Project Funding were (i) $72,750,000 from Movieplex's issuance of bonds and (ii) $2,272,500 from an equity investment. Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over the period November 20, 1997 through November 19, 1999 (the "Development Period"). During the Development Period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of the Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, does not exceed the cost incurred to develop such remaining theaters. The allocated costs for each of the six theaters does not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to
                  (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and (iii) increase the current return on Movieplex's common members' equity investment. These amendments, in the aggregate, increased the Company's anticipated financial return on this transaction. The Company was also compensated $188,000 for its consulting services provided with regard to this matter.

                  Commencing November 20, 1999, Carmike leased each of the six theaters under the terms of a triple net, credit type lease with Movieplex, as lessor. Monthly rental payments received by the lessor primarily fluctuated with the debt service payments on the related bonds and the cash return due to the Common and Preferred Members of Movieplex. The lease required that Carmike, in addition to paying a stipulated monthly rental to the lessor (i) pay all utilities, insurance, and local real estate, corporate and franchise taxes; (ii) reimburse the lessor for substantially all of its necessary and reasonable expenses incurred in fulfilling its role as lessor; and (iii) assume full operating, maintenance and environmental responsibilities for the preservation and, if necessary, restoration of the land and related improvements thereon. At the end of the initial lease term in 2015, Carmike had the option to extend the lease, relating to not less than all the theaters, for an additional term of ten years and, thereafter, for an additional term of five years at rental rates provided in the lease. Alternatively, at the end of the initial lease term, Carmike had the option to purchase, not less than all the theaters, at an amount based on a predetermined future value.

                  Bonds payable were secured by irrevocable letters of credit issued by a group of banks which, in turn, were collateralized solely by the related land and theaters thereon. In connection therewith the Company entered into a Reimbursement Agreement with Wachovia, N.A. as agent for the banks, under which the Company was obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit. The bonds bore interest, payable monthly, at a variable base rate indexed to the 30-day, high-grade commercial paper rate which was reset weekly. Principal on the bonds was payable in annual installments, commencing December 1, 2000, in amounts ranging from $970,000 to $7,775,000 with a final payment due at maturity, November 1, 2015, of $12,975,000.

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

                  On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent to date under the lease, the Company failed to make required payments to Wachovia under the Reimbursement Agreement. Accordingly, on August 15, 2000, Wachovia declared a default under the Reimbursement Agreement and accelerated all amounts due by the Company thereunder. Wachovia also directed the Trustee under the related indenture to redeem the bonds. On August 15, 2000 the bonds were paid entirely through draws on the related letters of credit. Accordingly, amounts previously payable on the bonds became payable to the banks immediately under the Reimbursement Agreement. Interest and fees which have been accrued on the reimbursement obligations through December 2001 have been recorded with a corresponding amount of accrued rent receivable from Carmike. On January 31, 2002 title to the six theaters was transferred to the banks in payment of the non-recourse debt under the Reimbursement Agreement and the Company will recognize in 2002 a gain of $3,512,884, representing the excess of the liabilities over the carrying value of the assets relating to the real estate leased to Carmike. In addition, the Company received approximately $295,000 in connection with the sale of its common membership interest in Movieplex relating to the transfer of title of the movie theaters to Wachovia.

                  General

                  The Company was incorporated under the laws of the State of Delaware in 1968. It maintains offices at 575 Madison Avenue, Suite 502, New York, New York 10022 and its telephone number is (2l2) 775-0400.

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

                  As of March 15, 2002, the Company had 10 employees.

                  Competition
                  -----------

                  The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new websites and add content at relatively low costs within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. We compete against large online recruiting services that operate "generalist sites" that offer single database job boards, such as Monster.com, HotJobs.com, CareerBuilder.com, HeadHunter.net, as well as corporate Internet sites, and not-for-profit websites operated by individuals, educational institutions and governmental agencies. We also compete against some companies that offer one or more specific career sites oriented toward the community served by one or more of our vertical career sites, and with an increasing number of companies offering ASP services that construct, host and maintain career centers for individual corporations, professional associations and other organizations. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience than we do. Many of our competitors also have established relationships with employers, recruiters and other job posters.

                  Regulation
                  ----------

                  The Company does not believe that they are subject to regulation in the current conduct of its business.

                  American Stock Exchange (the "Exchange") Listing
                  ------------------------------------------------

                  The Company has received a letter dated March 15, 2002 from the Exchange (the "Letter") indicating that the Company is not in compliance with the Exchange's continuing listing requirements in that the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and its Stockholders' Equity is less than $4,000,000.

                  Pursuant to the Letter the Company must submit to the Exchange, by April 15, 2002, its plan to regain compliance. The Company's plan must be approved by the Exchange. Promptly thereafter, a public disclosure advising investors and potential investors of the deficiency with regard to the Exchange's continuing listing standards and the Company's plan to regain compliance must be made by the Company.

                  The plan is also subject to periodic monitoring by the Exchange. Assuming the Company's plan is approved by the Exchange and it reasonably achieves its scheduled financial milestones as determined by the Exchange, the Company will have until December 31, 2002 to regain compliance with the continuing listing requirements of the Exchange. If the Company's plan is not approved by the Exchange, or it does not reasonably achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000,000 by December 31, 2002, the Company will lose its listing on the Exchange.

                  The Company is attempting to raise additional financing to regain compliance. The Company is actively pursuing these alternatives as well as others so as maintain its listing on the Exchange.

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

Item 2.           Description of Property.

                  The Company leased approximately 7,000 square feet of office space at 2 World Trade Center, New York, New York 10048 under the terms of a lease that was to expire on February 28, 2006. This office was utilized as the Company's executive office in addition to housing its e-recruiting activities. With the destruction of the World Trade Center on September 11, 2001, the Company's obligations under the lease were effectively terminated.

                  The Company currently leases, on a month-to-month basis, approximately 1,000 square feet of office space at Suite 502, 575 Madison Avenue in New York City at a monthly rental rate of $5,000. This rental arrangement expires April, 2002. The Company is currently negotiating to sublet approximately 1,500 square feet of space located at 200 West 57th Street, New York, New York at a base rental rate of $5,000 per month on a month-to-month basis.

Item 3.           Legal Proceedings.

                  In February 2000 and August 2001, the Company settled claims arising from 1996 and 2000 litigations and obtained releases from liability.

                  The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses in the Company's financial statements.

Item 4.           Submission of Matters to a Vote of Security-Holders.

                  None.

                                     PART II

Item 5.           Market For Common Equity and Related Stockholder  Matters.

                  Exchange Listing:
                  -----------------

                  The common stock of CareerEngine Network, Inc. is listed on the American Stock Exchange and the Pacific Exchange (trading symbol CNE).

                  The approximate number of recordholders of Common Stock as of February 28, 2002 was 235.

                  Equity Sale Prices:
                  ------------------

                                                   Common Stock
                                                   ------------
                                       High Sales Price         Low Sales Price
                                       ----------------         ---------------
                          2000
                      1st Quarter              5.00                      2.75
                      2nd Quarter              3.0625                    1.75
                      3rd Quarter              2.1875                    1.1875
                      4th Quarter              1.9375                    0.9375

                          2001
                      1st Quarter              1.8125                    0.60
                      2nd Quarter              1.2                       0.45
                      3rd Quarter              .75                       0.15
                      4th Quarter              2.00                      0.50


                  Dividends:
                  ---------

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

                  Private Issuance of Company Securities:
                  --------------------------------------

                  None.

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

         A.       Results of Operations:  2001 Compared to 2000

                  Revenues

                  Total revenues from continuing operations decreased to $1,242,980 in 2001 from $2,918,276 for 2000.

                  E-recruiting related services decreased to $796,870 in 2001 from $1,228,671 in 2000 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

                  Income on securities transactions, net decreased to $420,253 for 2001 from $1,492,821 for 2000 due to the cessation of cash management and investing activities effective April 1, 2001. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

                  Interest income decreased to $25,857 in 2001 from $196,784 in 2000 due to the reduced amount of funds available for investment.

                  Expenses

                  Total expenses from continuing operations decreased to $3,931,317 for 2001 from $8,089,134 in 2000.

                  Compensation and related costs decreased to $1,970,411 for 2001 from $3,493,629 for 2000. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000.

                  Advertising expense decreased to $244,490 for 2001 from $1,563,693 for 2000 as CareerEngine, Inc. commenced a cost reduction program, focused primarily on compensation and advertising related expenditures.

                  General and administrative expenses decreased to $1,330,494 for 2001 from $2,486,085 for 2000 due primarily to the significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

                  Interest expense decreased to $385,922 for 2001 from $545,727 for 2000 primarily due to (i) an increase in interest related to the debentures payable issued in July and August 2000 and
                  (ii) a decrease in interest related to our outstanding tax assessment due to the commencement of monthly payment in August 2000.

                  Operating Loss

                  On a pre-tax basis, we had a loss of $2,688,337 for the year ended December 31, 2001 from continuing operations compared with a loss of $5,170,858 for the year ended December 31, 2000 from continuing operations due to the expenses associated with CareerEngine, Inc. For Federal income tax purposes, as of December 31, 2001, we had net operating loss carryforwards of approximately $26,639,000 available to reduce future taxable income. These carryforwards expire in the years 2005 through 2021.

                  Our loss from continuing operations for the year ended December 31, 2001 was $2,697,857 compared with a loss from continuing operations of $5,186,198 for the year ended December 31, 2000. For the year ended December 31, 2001, loss per common share from continuing operations, basic and diluted, was $.49 per share. For the year ended December 31, 2000, loss per common share from continuing operations, basic and diluted, was $.95 per share.

                  Our loss from discontinued operations for the year ended December 31, 2001 was $87,750 compared with a loss from discontinued operations of $966,412 for the year ended December 31, 2000. For the year ended December 31, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share. For the year ended December 31,

                  2000, loss per common share from discontinued operations, basic and diluted, was $.18 per share.

                  Our net loss for the year ended December 31, 2001 was $2,785,607, compared with a net loss of $6,152,610 for the year ended December 31, 2000. For the year ended December 31, 2001, net loss per common share, basic and diluted, was $.51 per share. For the year ended December 31, 2000, net loss per common share, basic and diluted, was $1.13 per share.

         B.       Liquidity and Capital Resources
                  -------------------------------

                  The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at December 31, 2001 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. However, the Company has been notified that, subject to procedural requirements of the American Stock Exchange, its stock may be delisted. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

                  During 2001, we continued our cost reduction strategy consisting primarily of a 66% staff reduction since March 15, 2001, and we have reduced our monthly advertising expenditure rate to a level that is more than 95% less than comparable expenditure rate of a year ago.

                  Historically, we have sustained our operations primarily from the use of our own financial resources, the net proceeds generated from our cash management activities, and from the proceeds of the private financing of units completed in June and August 2000. However, if the actual costs of our business are higher than projected or our contemplated future revenues fall below our current expectations, we will require additional financing.

                  We are seeking sources of financing, most likely from one or more additional public or private equity or debt offerings. We currently have no commitments for any of such additional funding. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. If sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business development.

                  We do not have any material commitments for capital expenditures as of December 31, 2001.

         C.       Inflation
                  ----------

                  The Company believes that inflation does not significantly impact its current operations.

Item 7.           Financial Statements.

                  The Company's financial statements to be filed hereunder follow, beginning with page F.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CareerEngine Network, Inc.
New York, New York


We have audited the consolidated balance sheet of CareerEngine Network, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in capital deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareerEngine Network, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial operating losses, sustained substantial operating cash outflows, and at December 31, 2001 has a capital deficiency and anticipates that such conditions will continue in fiscal year 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audit of the consolidated financial statements enumerated above, we examined the pro forma adjustments that reflect the transfer on January 31, 2002 of title to six theaters in payment of non-recourse debt (the "Transfer"), the gain directly attributable to that transfer as described in Note J and the application of those adjustments to the historical amounts in the accompanying pro forma balance sheet as of December 31, 2001. In our opinion, management's assumptions provide a reasonable basis for presenting the significant effects directly attributable to the Transfer described in Note J, the related pro forma adjustments give appropriate effect to those assumptions and the pro forma column reflects the proper application of those adjustments to the historical financial statement amounts in the pro forma balance sheet as of December 31, 2001.



/s/Richard A. Eisner & Company, LLP
-----------------------------------
Richard A. Eisner & Company, LLP

New York, New York
March 19, 2002

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES


Consolidated Balance Sheet



                                                                        December 31, 2001
                                                                  ----------------------------
                                                                    Historical      Pro-forma
                                                                  ------------    ------------
ASSETS

Current:
   Cash and cash equivalents                                      $    200,782    $    513,338
   Accounts receivable, net                                             71,342          71,342
   Insurance claims receivable                                         346,231         346,231
   Other current assets                                                 26,404          26,404
                                                                  ------------    ------------
      Total current assets                                             644,759         957,315

Fixed assets, net                                                      203,192         203,192
Deferred financing costs, net                                          364,297         364,297
Other assets                                                            37,411          19,855
                                                                  ------------    ------------

                                                                  $  1,249,659    $  1,544,659
                                                                  ============    ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                          $    897,257    $    897,257
   Interest payable                                                     72,000          72,000
   Tax assessment payable                                              852,543         852,543
   Excess of liabilities over assets of discontinued operations      3,512,884          95,000
                                                                  ------------    ------------
      Total current liabilities                                      5,334,684       1,916,800

Debentures payable, net of unamortized discount of $691,748          1,708,252       1,708,252
                                                                  ------------    ------------

                                                                     7,042,936       3,625,052
                                                                  ------------    ------------

Commitments and contingencies (Note I)

CAPITAL DEFICIT

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,789,600 shares issued                                             678,960         678,960
Paid-in surplus                                                     15,996,941      15,996,941
Accumulated deficit                                                (19,596,078)    (15,883,194)
                                                                  ------------    ------------
                                                                    (2,920,177)        792,707

Less treasury stock, at cost - 1,238,656 shares                     (2,873,100)     (2,873,100)
                                                                  ------------    ------------

                                                                    (5,793,277)     (2,080,393)

                                                                  $  1,249,659    $  1,544,659
                                                                  ============    ============

See notes to financial statements

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                Year Ended December 31,
                                                                             ----------------------------
                                                                                2001              2000
                                                                             -----------      -----------
Revenue:
   Service fee income                                                        $   796,870      $ 1,228,671
   Income on securities transactions                                             420,253        1,492,821
   Interest income                                                                25,857          196,784
                                                                             -----------      -----------

                                                                               1,242,980        2,918,276
                                                                             -----------      -----------

Expenses:
   Compensation and related costs                                              1,970,411        3,493,629
   Advertising                                                                   244,490        1,563,693
   General and administrative                                                  1,330,494        2,486,085
   Interest                                                                      385,922          545,727
                                                                             -----------      -----------

                                                                               3,931,317        8,089,134
                                                                             -----------      -----------

Loss from continuing operations before income taxes                           (2,688,337)      (5,170,858)
Income tax provision                                                               9,520           15,340
                                                                             -----------      -----------

Loss from continuing operations                                               (2,697,857)      (5,186,198)

Discontinued operations:
   Loss from discontinued operations                                             (87,750)        (966,412)
                                                                             -----------      -----------

Net loss                                                                     $(2,785,607)     $(6,152,610)
                                                                             ===========      ===========

Per common share - basic and diluted:
   Loss from continuing operations                                           $      (.49)     $      (.95)
   Loss from discontinued operations                                                (.02)            (.18)
                                                                             -----------      -----------

Net loss per common share                                                    $      (.51)     $     (1.13)
                                                                             ===========      ===========


Weighted average number of common shares outstanding - basic and diluted       5,514,775        5,441,066
                                                                             ===========      ===========

                                      F-4

See notes to financial statements

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Capital Deficit

                                                  Common Stock                                    Treasury Stock
                                              -------------------    Paid-in     Accumulated    ----------------------
                                              Shares       Amount   Surplus         Deficit      Shares      Amount        Total
                                              --------  ---------  ------------  -------------  --------- ------------  -----------
Balance - January 1, 2000                     6,749,600 $ 674,960  $ 14,984,510  $ (10,657,861) 1,313,927 $ (3,047,709) $ 1,953,900
Treasury stock issued for services,
   at fair value                                                           (831)                   (8,333)      19,313       18,482
Value attributable to warrants issued with
  debentures payable including
  $246,875 applicable to beneficial conversion
  feature, net of related expenses                                    1,038,508                                           1,038,508
Net loss                                                                          (6,152,610)                            (6,152,610)
                                              --------  ---------  ------------  -------------  --------- ------------  -----------

Balance - December 31, 2000                   6,749,600   674,960    16,022,187    (16,810,471) 1,305,594   (3,028,396)  (3,141,720)
Common stock issued for services,
   at fair value                                 20,000     2,000        25,000                                              27,000
Issuance of common stock in connection
   with the exercise of stock options            20,000     2,000        11,000                                              13,000
Treasury stock issued for services,
   at fair value                                                        (61,246)                  (66,938)     155,296       94,050
Net loss                                                                          (2,785,607)                            (2,785,607)
                                              --------- ---------  ------------  -------------  --------- ------------  -----------

Balance - December 31, 2001                   6,789,600 $ 678,960  $ 15,996,941  $ (19,596,078) 1,238,656 $ (2,873,100) $(5,793,277)
                                              ========= =========  ============  =============  ========= ============  ===========


See notes to financial statements

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                    Year Ended December 31,
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  -----------      -----------
Cash flows from operating activities:
   Loss from continuing operations                                                $(2,697,857)     $(5,186,198)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                 366,432          322,991
        Beneficial conversion feature of debentures payable                                            246,875
        Issuance of common and treasury stock for services                            121,050           18,482
        Sale of marketable securities, net                                          1,084,182        3,804,428
        Amortization of debt discount                                                  29,768           18,484
        Changes in:
           Accounts receivable                                                        102,867         (132,589)
           Other receivables                                                           21,605
           Other assets                                                               (48,226)         281,419
           Accrued expenses and other liabilities                                      75,863         (594,802)
                                                                                  -----------      -----------
Cash (used in) continuing operations                                                 (944,316)      (1,220,910)
Cash (used in) discontinued operations                                                (87,750)        (198,071)
                                                                                  -----------      -----------

              Net cash (used in) operating activities                              (1,032,066)      (1,418,981)
                                                                                  -----------      -----------

Cash flows from investing activities:
   Proceeds from surrender of life insurance policies                                 226,390
   Disposal of computer equipment                                                       4,080
   Purchase of furniture and equipment                                                 (1,722)        (599,907)
                                                                                  -----------      -----------
Cash provided by (used in) continuing operations                                      228,748         (599,907)
                                                                                  -----------      -----------

              Net cash provided by (used in) investing activities                     228,748         (599,907)
                                                                                  -----------      -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                             13,000
   Proceeds from issuance of debentures, net of $375,025
      of related expenses                                                                            2,024,975
   Increase in tax assessment payable                                                                  221,956
   Principal payments in reduction of tax assessment payable                         (135,258)        (107,961)
                                                                                  -----------      -----------
Cash (used in) provided by continuing operations                                     (122,258)       2,138,970
                                                                                  -----------      -----------

              Net cash (used in) provided by financing activities                    (122,258)       2,138,970
                                                                                  -----------      -----------

Increase (decrease) in cash and cash equivalents                                     (925,576)         120,082
Cash and cash equivalents at beginning of year                                      1,126,358        1,006,276
                                                                                  -----------      -----------

Cash and cash equivalents at end of year                                          $   200,782      $ 1,126,358
                                                                                  ===========      ===========

Supplemental disclosures of cash flow information related to continuing operations:
      Issuance of warrants in connection with debentures payable                  $      --        $   200,000
      Cash paid during the year for:
        Interest                                                                  $   356,154      $   219,016
        Income taxes                                                              $     9,520      $    30,684

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE A - THE COMPANY

CareerEngine Network, Inc. is engaged in the e-recruiting business through its subsidiary CareerEngine, Inc., which was formed in 1998 and commenced revenue producing operations in the fourth quarter of 1999. CareerEngine Network, Inc. through other subsidiaries was also engaged in merchant banking activities concentrating on real estate projects and also provided financial consulting services. On August 16, 2000, the Board of Directors of CareerEngine Network, Inc. decided to discontinue such operations and accordingly, the accompanying consolidated financial statements reflect merchant banking activities and financial consulting services as discontinued operations. The Company's sole operating segment is the e-recruiting business, which provides services.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at December 31, 2001 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. However, the Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock may be delisted. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Catastrophe of September 11, 2001
---------------------------------

The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. With the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed (see Note D).

Since the attack, the Company's management has primarily focused its efforts on
(i) the relocation and reestablishment of its business operations, (ii) the re-creation of its accounting records for the period January 1, 2001 through September 11, 2001, and (iii) the submission and negotiation of all its insurance claims, with the assistance of a risk manager, with its insurers.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO CONTINUING OPERATIONS

[1]      Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of CareerEngine Network, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
                     CONTINUING OPERATIONS  (CONTINUED)

[2]      Revenue recognition:

         E-recruiting fees are earned on the placement of banner advertisements, job placement advertisements and sponsorship advertisements on the Company's web site and are recognized over the period during which the advertisements are exhibited. Revenues derived from co-branding arrangements with content providers are of a similar nature and were recognized over the period during which the advertisements are exhibited. Website construction fees are recognized ratably over the construction period. Monthly hosting and maintenance fees for such sites are recognized ratably over the period of the underlying contract.

[3]      Depreciation and amortization:

         Furniture, fixtures and equipment were being depreciated using both straight-line and accelerated methods over estimated lives of three to seven years. Leasehold improvements were amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Computer equipment is being depreciated on a straight-line basis over an estimated life of three years.

[4]      Cash and cash equivalents:

         The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, cash equivalents consist principally of an investment of approximately $144,000 in a money market account.

[5]      Net loss per share:

         Basic and diluted net loss per share is computed based upon the weighted average number of common shares outstanding during each year. Outstanding stock options, warrants and convertible debentures did not have an effect on the computation as they were anti-dilutive.

[6]      Income taxes:

         Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 2001 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
            CONTINUING OPERATIONS  (CONTINUED)

[7]    Derivative financial instruments:

         As part of its investment strategies to profit from anticipated market movements, the Company maintained trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions were reported at fair value, and changes in fair value are reflected in operations as they occurred. The Company realized net gains from derivatives sold in 2001 and 2000 of approximately $420,000 and $1,493,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At December 31, 2001, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the years was not material.

[8]    Stock-based compensation:

         The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"). Under APB25, compensation cost for employee/director stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant or other measurement date over the amount an employee must pay to acquire the stock.

[9]    Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[10]   Advertising costs:

         Advertising costs are expensed as incurred.

[11]   Software development costs:

         External direct costs of materials and services incurred to develop the Company's website during the application development stage were capitalized. Such costs, which amounted to approximately nil and $133,000 during the years ended December 31, 2001 and 2000, respectively, are being amortized using the straight-line method over an estimated useful life of three years.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
            CONTINUING OPERATIONS  (CONTINUED)


[12]   Impairment of long-lived assets:

         Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the years ended December 31, 2001 and 2000.

[13]   Deferred financing costs:

         Deferred financing costs are being amortized on a straight-line basis over the term of the debentures.

[14]   Recently issued accounting pronouncements:

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying value of a long-lived asset is not recoverable from its estimated undiscounted cash flows and to measure an impairment loss as the difference between the carrying value and fair value of the asset, but it establishes new standards for long-lived assets to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of this standard will not have a significant impact on the Company's financial position or results of operations.


NOTE C - INCOME TAXES

The income tax provision applicable to continuing operations, all of which is current, consists of the following:

                                                               Year Ended
                                                               December 31,
                                                        ------------------------
                                                          2001            2000
                                                        -------          -------

Federal                                                 $  --            $  --
State and local franchise taxes                           9,520           15,340
                                                        -------          -------


                                                        $ 9,520          $15,340
                                                        =======          =======


At December 31, 2001, the Company has a net operating loss carryforward for federal income tax purposes of approximately $26,639,000, which expires in the years 2005 through 2021.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001

NOTE C - INCOME TAXES (CONTINUED)

The Company's deferred tax asset consists of the following:

                                                                     2001             2000
                                                                 ------------      ------------
Deferred tax assets:
   Net operating loss carryforward                               $ 12,254,000      $ 10,971,000
   Liability for interest and state taxes related to federal
      tax settlement                                                  289,000           356,000
   Other                                                               12,000            33,000
                                                                 ------------      ------------
      Total deferred tax assets, before valuation allowance        12,555,000        11,360,000
   Valuation allowance                                            (11,795,000)      (10,600,000)
                                                                 ------------      ------------

      Total deferred tax assets                                       760,000           760,000
                                                                 ------------      ------------
Deferred tax liability:
   Deferred rental income                                            (760,000)         (760,000)
                                                                 ------------      ------------

                                                                 $          0      $          0
                                                                 ============      ============

The valuation allowance increased by approximately $1,195,000 during 2001 and $2,712,000 during 2000.

The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                          Year Ended
                                                                         December 31,
                                                                     -------------------
                                                                      2001         2000
                                                                      ----         ----

       Statutory rate                                                (34.00)%    (34.00)%
       State and local taxes, net of federal income tax effect       (12.00)     (12.00)
       Nondeductible expenses                                          1.19        3.20
       Tax exempt interest                                             0.00       (1.30)
       Valuation allowance                                            44.45       43.80
                                                                      -----       -----

       Effective rate                                                  (.36)%      (.30)%
                                                                      =====       =====


The Internal Revenue Service ("IRS") has examined the Company's federal income tax returns for the years 1985 through 1989 and in December 1999 assessed a tax deficiency of $348,000 together with accrued interest of $576,000. During 2001 and 2000, the Company accrued additional interest expense of $68,154 and $131,630, respectively, related to the tax deficiency. Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001



NOTE C - INCOME TAXES (CONTINUED)


technical review by special tax counsel of the tax deficiency and related interest, management of the Company believes that there may be a basis for its reduction. Management is actively pursuing such a reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At December 31, 2001, the outstanding balance of the liability amounted to $853,000 including related additional state and local taxes and interest.


NOTE D - INSURANCE CLAIMS RECEIVABLE AND FIXED ASSETS

The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. With the complete destruction of the building on September 11, 2001, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were destroyed.

The net carrying value of the destroyed assets of the Company amounted to $356,531 at September 11, 2001 which consisted of:

                  Leasehold improvements                      $  76,809
                  Furniture and fixtures                         36,966
                  Office and computer equipment                 242,756
                                                              ---------
                                                              $ 356,531
                                                              =========

Management has determined, based on the advice of its risk manager, that it is probable that the insurance proceeds it expects to receive will be in an amount that will at least equal the net carrying value of the destroyed assets and, accordingly, has recorded an insurance claim receivable equal to such amount. Upon the ultimate determination of the insurance proceeds that the Company will receive in excess of the carrying amount of the assets destroyed, the Company will record a gain on assets destroyed due to this catastrophe. The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. Approximately $55,000 has been accrued as of December 31, 2001 under such coverages. The insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time. The insurance proceeds expected from the record re-creation insurance policy provision are estimated to be sufficient to cover the Company's related costs. Through December 31, 2001 $70,000 has been received from the insurance companies.

Fixed assets, net at December 31, 2001 consists of the following:

       Computer equipment                                    $     657,172
       Software                                                    133,000
                                                             -------------
                                                                   790,172
       Less, accumulated depreciation                              586,980
                                                             -------------
                                                             $     203,192
                                                             =============

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001



NOTE E - DEBENTURES PAYABLE

In 2000, the Company privately placed 48 units of its securities. Each unit consisted of a $50,000 subordinated convertible debenture, 12,500 Class A Common Stock Warrants and 12,500 Class B Common Stock Warrants. Each $50,000 debenture is convertible into 25,000 shares of common stock. The Class A and B Warrants are exercisable at $4 and $6, respectively. The debentures bear interest at 12%, payable quarterly, commencing October 1, 2000 and mature March 31, 2010. The Class A and B Warrants are exercisable at any time until March 31, 2003 and March 31, 2005, respectively. In the private placement, officers of the Company acquired 10.5 units for $525,000.

The aggregate number of shares issuable upon the exercise of all the warrants and the conversion of all the debentures is 2,400,000.

The Company incurred an interest charge of $246,875 due to the beneficial conversion feature of the debentures. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $740,000 which is being accounted for as debt discount and will be amortized over the life of the debentures. The amounts ascribed to the beneficial conversion feature and the warrants aggregating $986,875 were credited to paid-in-surplus.

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


NOTE F - WARRANTS

As of December 31, 2001 outstanding warrants to acquire common stock consisted of:

                                                                                                 Shares of
       Type of Warrant               Expiration Date               Exercise Price               Common Stock
       ---------------               ---------------               --------------               ------------
          Class A                      March 2003                       $4                          600,000
          Class B                      March 2005                       $6                          600,000
       Units (Note E)                  June 2005                        $5                          125,000
                                                                                                  ---------
                                                                                                  1,325,000
                                                                                                  =========


NOTE G - STOCK OPTION PLANS

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

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE G - STOCK OPTION PLANS (CONTINUED)

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

Stock option activity under the 1990 Plan and 1999 Plan is summarized as follows:

                                                                 Year Ended December 31,
                                             ------------------------------------------------------
                                                         2001                        2000
                                             ---------------------------      ---------------------
                                                                Weighted                   Weighted
                                                                Average                    Average
                                                                Exercise                   Exercise
                                                Shares           Price        Shares       Price
                                                ------           -----        ------       -----

Options outstanding at beginning of year      490,000          $   2.09       560,000      $   2.02
Options granted during year                    20,000               .65        40,000          3.50
Options cancelled                            (200,000)             1.41      (110,000)         2.25
Options exercised during year                 (20,000)              .65
                                             --------                        --------
Options outstanding at end of year            290,000          $   2.55       490,000      $   2.09
                                             ========                        ========

Options exercisable at end of year            135,000          $   2.57       177,500      $   1.31
                                              =======                        ========

The following table presents information relating to stock options outstanding at December 31, 2001:

                                                         Options Outstanding                   Options Exercisable
                                                 -----------------------------------        --------------------------
                                                                            Weighted
                                                             Weighted        Average                         Weighted
                                                             Average       Remaining                         Average
                                                             Exercise        Life in                         Exercise
             Range of Exercise Price              Shares       Price          Years           Shares           Price
             -----------------------              ------       -----          -----           ------           -----
                  $2.25 - $2.50                  250,000        2.40          7.27           115,000             2.40
                      $3.50                       40,000        3.50          8.05            20,000             3.50
                                                 -------                                     -------

                                                 290,000      $ 2.55          7.38           135,000            $2.57
                                                 =======                                     =======

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE G - STOCK OPTION PLANS (CONTINUED)

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

Stock option activity under the 1999 Plan is summarized as follows:

                                                                    Year Ended December 31,
                                                -------------------------------------------------------
                                                           2001                          2000
                                                ------------------------       ------------------------
                                                                Weighted                       Weighted
                                                                 Average                        Average
                                                                Exercise                       Exercise
                                                  Shares          Price          Shares          Price
                                                  ------          -----          ------          -----

Options outstanding at
  beginning of year                              1,565,000      $    .79       1,580,000      $    .55
Options granted                                                                  196,000          2.50
Options cancelled                               (1,491,500)          .71        (211,000)         2.50
                                                ----------                     ---------
Options outstanding at end of year                  73,500      $   2.50       1,565,000      $    .79
                                                ==========                     =========
Options exercisable at end of year                  45,000      $   2.50         456,333      $    .54
                                                ==========                     =========

The following table presents information relating to stock options outstanding at December 31, 2000:


                 Options Outstanding                       Options Exercisable
         ------------------------------------      -----------------------------------
                                                    Weighted
           Range                     Weighted       Average                   Weighted
            of                       Average       Remaining                   Average
         Exercise                    Exercise       Life in                   Exercise
           Price        Shares        Price          Years         Shares       Price
           -----        ------        -----          -----         ------       -----

           $2.50           73,500     $ 2.50          8.02         45,000      $ 2.50

                                      F-15

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE G - STOCK OPTION PLANS (CONTINUED)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                            CareerEngine Network, Inc.          CareerEngine, Inc
                                               2001               2000                2000
                                               ----               ----                ----

  Risk-free interest rates                     3.62%             6.78%           4.98% to 6.74%
  Expected option life in years               1 to 7             5 to 7                 5
  Expected stock price volatility              192%               87%                  87%
  Expected dividend yield                       0%                 0%                  0%

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", pro-forma loss and related pro-forma per share data in 2001 and 2000 respectively would have been approximately ($3,093,000) and ($6,517,000) or ($.56) and ($1.18), per basic and diluted loss per share.

The weighted average fair value of options granted during the year 2001 and 2000, respectively, was $.24 and $2.82 with respect to the Company.


NOTE H - MAJOR CUSTOMER

The Company had only one significant customer in excess of 10% of service fee income. This customer generated approximately 29% of the service fee income in 2001 and 38% of such income in 2000. The customer terminated its relationship with the Company effective November 30, 2001.


NOTE I - COMMITMENTS, LITIGATION AND OTHER MATTERS

[1] The Company leased approximately 7,000 square feet of office space at the World Trade Center in New York City under the terms of a lease that was to expire February 28, 2006. With the destruction of the World Trade Center on September 11, 2001, the Company's obligations under the lease were effectively terminated on such date. The landlord has returned the Company's security deposit and accrued interest thereon, and has agreed to refund the rent paid by the Company for the period September 11, 2001 through September 30, 2001.

      The Company currently leases, on a month-to-month basis, approximately 1,000 square feet of office space in New York City at a monthly rental rate of $5,000. This rental arrangement expires April, 2002. The Company is currently negotiating to sublet approximately 1,500 square feet of space at a different location in New York City at a base rental rate of $5,000 per month on a month-to-month basis.

      Rental expense amounted to $180,477 and $196,637 for the years ended December 31, 2001 and 2000, respectively.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE I - COMMITMENTS, LITIGATION AND OTHER MATTERS (CONTINUED)

[2]   The Company has a Retirement Savings Plan for its employees, pursuant to
      Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the Company's matching contributions vest immediately. The Company's contribution to the plan amounted to approximately $26,876 and $14,300, for the years ended December 31, 2001 and 2000, respectively.

[3] In February 2000 and August 2001, the Company settled claims arising from 1996 and 2000 litigations and obtained releases from liability.

      The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.


NOTE J - DISCONTINUED OPERATIONS

In 2000, the Board of Directors of the Company decided to discontinue its merchant banking operations, which consisted of its real estate operations project with Carmike Cinemas, Inc., and its financial consulting operations. Results of discontinued operations and assets and liabilities related thereto have been shown separately in the accompanying financial statements.

Results of discontinued operations are summarized as follows:

                                                              Year Ended December 31,
                                                              2001              2000
                                                         ------------      ------------
Rental income from real estate leased                    $ 14,996,520      $  8,952,096
Consulting fees                                                                  14,600
                                                         ------------      ------------

   Total revenue                                           14,996,520         8,966,696
                                                         ------------      ------------

Real estate leased expenses, consisting
   principally of interest and letter of credit fees       14,996,520         8,818,086
Write-off of unamortized financing costs                                        804,667
Compensation and other costs                                   87,750           308,275
General and administrative expense                                                2,080
                                                         ------------      ------------

   Total expenses                                          15,084,270         9,933,108
                                                         ------------      ------------

Loss from discontinued operations                        $    (87,750)     $   (966,412)
                                                         ============      ============

                                      F-17

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001



NOTE J - DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities of the discontinued operations at December 31, 2001 are as follows:


       Real estate leased, net                                  $    69,510,631
       Accrued rent receivable                                       18,745,650
       Other assets                                                   2,492,165
                                                                ---------------

          Total assets                                               90,748,446
                                                                ---------------

       Reimbursement obligations                                     72,750,000
       Accrued interest and financing fees payable                   19,261,330
       Due to preferred member                                        2,250,000
                                                                ---------------

          Total liabilities                                          94,261,330
                                                                ---------------

       Excess of liabilities over assets of
          discontinued operations                               $    (3,512,884)
                                                                ===============

Description of real estate operations:

       In 1997, Movieplex Realty Leasing, L.L.C. ("Movieplex"), a subsidiary of the Company, entered into an agreement with a major film exhibitor, Carmike Cinemas, Inc. ("Carmike"), to develop and lease an unspecified number of state of the art multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the Project Funding were (i) $72,750,000 from Movieplex's issuance of bonds and (ii) $2,272,500 from an equity investment. Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over the period November 20, 1997 through November 19, 1999 (the "Development Period"). During the Development Period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of the Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, does not exceed the cost incurred to develop such remaining theaters. The allocated costs for each of the six theaters does not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and
       (iii) increase the current return on Movieplex's common members' equity investment. These amendments, in the aggregate, increased the Company's anticipated financial return on this transaction. The Company was also compensated $188,000 for its consulting services provided with regard to this matter.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE J - DISCONTINUED OPERATIONS (CONTINUED)

       Commencing November 20, 1999, Carmike leased each of the six theaters under the terms of a triple net, credit type lease with Movieplex, as lessor. Monthly rental payments received by the lessor primarily fluctuated with the debt service payments on the related bonds and the cash return due to the Common and Preferred Members of Movieplex. The lease requires that Carmike, in addition to paying a stipulated monthly rental to the lessor (i) pay all utilities, insurance, and local real estate, corporate and franchise taxes; (ii) reimburse the lessor for substantially all of its necessary and reasonable expenses incurred in fulfilling its role as lessor; and (iii) assume full operating, maintenance and environmental responsibilities for the preservation and, if necessary, restoration of the land and related improvements thereon. At the end of the initial lease term in 2015, Carmike had the option to extend the lease, relating to not less than all the theaters, for an additional term of ten years and, thereafter, for an additional term of five years at rental rates provided in the lease. Alternatively, at the end of the initial lease term, Carmike had the option to purchase, not less than all the theaters, at an amount based on a predetermined future value.

       Bonds payable were secured by irrevocable letters of credit issued by a group of banks which, in turn, were collateralized solely by the related land and theaters thereon. In connection therewith the Company entered into a Reimbursement Agreement with Wachovia, N.A. as agent for the banks, under which the Company was obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit. The bonds bore interest, payable monthly, at a variable base rate indexed to the 30-day, high-grade commercial paper rate which was reset weekly. Principal on the bonds was payable in annual installments, commencing December 1, 2000, in amounts ranging from $970,000 to $7,775,000 with a final payment due at maturity, November 1, 2015, of $12,975,000.

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

       On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent to date under the lease, the Company failed to make required payments to Wachovia under the Reimbursement Agreement. Accordingly, on August 15, 2000, Wachovia declared a default under the Reimbursement Agreement and accelerated all amounts due by the Company thereunder. Wachovia also directed the Trustee under the related indenture to redeem the bonds. On August 15, 2000 the bonds were paid entirely through draws on the related letters of credit. Accordingly, amounts previously payable on the bonds became payable to the banks immediately under the Reimbursement Agreement. Interest and fees which have been accrued on the reimbursement obligations through December 2001 have been recorded with a corresponding amount of accrued rent receivable from Carmike. On January 31, 2002 title to the six theaters was transferred to the banks in payment of

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2001


NOTE J - DISCONTINUED OPERATIONS (CONTINUED)

       the non-recourse debt under the Reimbursement Agreement and the Company recognized a gain of $3,512,884, representing the excess of the liabilities over the carrying value of the assets relating to the real estate leased to Carmike. In addition, the Company received approximately $295,000 in connection with the sale of its common membership interest in Movieplex relating to the transfer of title of the movie theaters to Wachovia. The accompanying pro-forma balance sheet assumes that the real estate was transferred and the non-recourse debt was repaid on December 31, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

                  (a)      Board of Directors
                           ------------------

                  Under the Company's By-Laws, the Board of Directors is divided into three classes. Each of the three classes has a term that is staggered by one year from one another. Members of each class are elected to serve for a term of three years and until their successors are elected or until their resignation, removal or ineligibility.

                  During 2001, the Board had 12 meetings.

                  The Company's By-Laws provide for an Executive Committee consisting of the Chairman of the Board and not less than two other Directors to exercise the powers of the Board during the intervals between meetings of the Board. During 2001, the Executive Committee consisting of Messrs. George W. Benoit, Kevin J. Benoit and Charles W. Currie had 4 meetings.

                  The Board has an Audit Committee consisting of four outside Directors who are not employees of the Company. This committee discusses audit and financial reporting matters with both management and the Company's independent public accountants. To ensure independence, the independent public accountants may meet with the Audit Committee with or without the presence of management representatives. During 2001, the Audit Committee consisting of Messrs. Joseph J. Anastasi, Charles W. Currie, David W. Dube and James J. Murtha had 4 meetings.

                  The Board has a Compensation Committee for the purpose of reviewing the compensation of officers and employees of the Company and making recommendations to the Board with respect thereto. During 2001, the Compensation Committee consisting of Messrs. G. Benoit, K. Benoit, Currie and Dube had 3 meetings.

                  The Board has a Nominating Committee to propose nominees for election to the Board. During 2001, the Nominating Committee consisting of Messrs. K. Benoit, Anastasi, Murtha and Currie had 1 meeting. The Nominating Committee will consider suggestions for potential nominees submitted by stockholders if mailed to the Chairman of the Board.

                  The Board has an Incentive Compensation Committee for the purpose of administering and making incentive compensation awards under the Company's 1990 Incentive Compensation Plan. During 2001, the Incentive Compensation Committee consisting of Messrs. Anastasi, Murtha, Currie, and Dube had 2 meetings.

                  Each Director attended at least 75%, except for Mr. Murtha who only attended 25%, of the aggregate of the total number of Board meetings, and meetings of all committees of the Board on which he serves.

                  The members of the Board of Directors of the Company are as follows:

                           GEORGE W. BENOIT, 65, has been the President, Chief Executive Officer and a director of CareerEngine Network, Inc. since 1971. In addition, Mr. Benoit has been Chairman of the Board since 1972. His term expires in 2002.

                           KEVIN J. BENOIT, 39, has been a director of CareerEngine Network, Inc. since August 1999. Since 1995, Mr. Benoit has been the sole principal of Stratford Capital Management, Inc., an investment management firm, and Vice President of Randolph, Hudson & Co., Inc., a subsidiary of ours which was responsible for cash management. Mr. Benoit is a registered C.T.A. and C.P.O. and specializes in arbitrage and hedging strategies. His business experience includes employment with Prudential Securities, Inc. (1987- 1995) as Vice President of Arbitrage and Hedging in their Municipal bond Department, and Bear Stearns, Inc. (1984-1987) where he served in a similar capacity. Mr. Benoit's father is George Benoit our President and CEO. His term expires in 2003.

                           CHARLES W. CURRIE, 59, has been a director of CareerEngine Network, Inc. since 1986. Mr. Currie has been a partner with Asset Management Services LLC, a company that provides marketing services to investment managers, since August 1996. From June 1993 to July 1996, he was a Senior Vice President with Pryor, McClendon, Counts & Co., Inc., investment bankers. His term expires in 2003.

                           JOSEPH G. ANASTASI, 65, has been a director of CareerEngine Network, Inc. since September 1986. Since 1960 Mr. Anastasi has been the owner and president of Montgomery Realty Company, Inc., a firm specializing in commercial sales, development consulting and property management. He was president of The Anastasi Stephens Group, Inc. which was engaged in real estate development. The Anastasi Stephens Group, Inc. has been inactive since 1994. His term expires in 2002.

                           DAVID W. DUBE, 46, has been a director of CareerEngine Network, Inc. since June 1996. Mr. Dube is President of Peak Capital Corporation, a corporate finance and management advisory firm. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corp., a merchant banking and securities investment firm, and served in various other capacities from 1997 through October 1999. Mr. Dube was President and Chief Executive Officer of Optimax Industries, Inc., a publicly-traded company with interests in the horticultural, decorative giftware and truck parts accessories industries from 1996 to 1997. From February 1991 to June 1996, he was the principal of Dube & Company, a financial consulting firm. Mr. Dube serves on the Boards of Directors of publicly-traded GlycoGensys, Inc., New World Wine Group, Ltd. His term expires in 2002.

                           JAMES J. MURTHA, 53, has been a Director of
                           CareerEngine Network, Inc. since October 1986. Since June 1997, Mr. Murtha has been self-employed as a real estate investor. From August 1994 to June 1997, Mr. Murtha held the position of President of Kenwood Capital, L.P., a limited partnership, that specializes in real estate investments. His term expires in 2002.

                           EDWARD A. MARTINO, 52, has been a Director of CareerEngine Network, Inc. since October 2000. Mr. Martino is the Senior Vice President for IT Solutions, Inc., a systems integration and consulting services company. Prior to joining IT Solutions, Inc. in May 2000, Mr. Martino held numerous management positions in marketing and sales for 18 years at IBM. His most recent position was IBM Solution Executive - Global Systems Integrator Unit. Mr. Martino currently serves on several boards including the New York Software Industry Association, where he is the Vice Chairman, City University of New York Institute for Software Design and Development, and the Bronx Museum of the Arts. His term expires in 2002.

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


                  (c)      Compliance with Section 16(a) of the Exchange Act
                           -------------------------------------------------

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

Item 10.          Executive Compensation.

                  (a)      Executive Officer Compensation

                  The following table sets forth all compensation awarded to, earned by or paid to, our Chief Executive Officer and our most highly compensated executive officers whose annual compensation exceeded $100,000 in 2001 for all services rendered in all capacities to us during 2001, 2000, 1999.



                                                       Summary Compensation Table
                                                       --------------------------
                            Name and
                           Principal                                                               All Other
                            Position               Year        Salary          Bonus           Compensation (1)
                            --------               ----        ------          -----           ----------------

                  George W. Benoit, President,
                  Chief Executive Officer and      2001          $160,000                          $ 3,212
                  Chairman                         2000          $155,626                          $35,807
                                                   1999          $201,571                          $36,067

                  Anthony S. Conigliaro, Vice      2001          $110,000
                  President and Chief              2000          $100,000
                  Financial Officer                1999           $70,962

                  -----------------
                  (1) Represents the Company's share of insurance premium on Split Dollar Life Insurance Agreement which was cancelled in 2001.

                  Executive compensation can vary widely from year to year. The Company may pay discretionary bonuses to its salaried employees. Bonuses are determined by the Compensation Committee of the Board of Directors.

                  (b)      Compensation Pursuant to Plans

                                                      Option Values at December 31, 2001
                                                      ----------------------------------
                                                 Number of Shares of
                                                    Common Stock
                                                     Underlying         Value of Unexercised
                                                 Unexercised Options    In-The-Money Options       Exercisable/
                                                at December 31, 2001    at December 31, 2001       Unexercisable
                                                --------------------    --------------------       -------------
                 George W. Benoit                     150,000                  -0-                75,000/75,000

                  -------------------------------------------
                  (1)      Granted under the 1990 Incentive Stock Option Plan.

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

                  1990 Incentive Compensation Plan. The stockholders approved the Company's 1990 Incentive Compensation Plan (the "Plan") on June 7, 1990. On June 5, 1996, the Plan was amended to increase the number of shares available for grant (the "Amended Plan"). Pursuant to the Amended Plan, 750,000 shares of the Company's Common Stock have been reserved for issuance to officers and other key employees as incentive or nonqualified stock options, stock appreciation rights ("SARs") or restricted stock awards. Incentive stock options must have an exercise price per share equal to no less than the fair market value of the Company's Common Stock on the date of grant (110% in the case of a 10% stockholder). Incentive stock options may not be exercised after 10 years from the date of grant (five years in the case of a 10% stockholder). Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. Concurrently with nonqualified options granted, participants may also receive SARs. SARs will provide participants with cash equal to the difference between the fair market value of the number of shares for which the SAR award is exercised and the exercise price of nonqualified stock options on the date the SAR award is exercised. Restricted stock will be subject to restrictions which will render such shares subject to forfeiture. Additionally, restricted stock will be nontransferable during the period any restrictions apply. The Board of Directors has established an Incentive Compensation Committee to administer the Plan. No member of such committee shall be eligible to receive any type of award under the Plan. During 1992, options to purchase an aggregate of 150,000 shares were granted to employees, none of whom were executive officers. During 1996, options to purchase 50,000 of those shares expired. On April 7, 1999, options to purchase 460,000 shares were granted to various employees, including George W. Benoit (150,000)and Kevin J. Benoit (100,000). No other awards have been made under the Plan and no options have been exercised. The Plan was terminated on June 3, 1999.

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

                  Under the 99 Plan, incentive stock options may be granted only to officers and employees and non-qualified stock options may be granted to officers, employees as well as directors, independent contractors and agents. Persons eligible to receive options consist primarily of three (3) officers and three (3) key employees.

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

                  During 2000, options to purchase 40,000 shares were granted to four (4) directors of the Company: Charles W. Currie (10,000); Joseph G. Anastasi (10,000); David W. Dube (10,000); and James
                  J. Murtha (10,000). No other awards were made under the 99 Plan and no options were exercised. During 2001 20,000 options were awarded under the 99 Plan and 20,000 options were exercised.

                  Split Dollar Life Insurance Agreement. In the second quarter of 2001, the Company discontinued the Split Dollar Life Insurance Agreement with its Chairman, George W. Benoit. The aggregate cash surrender value, $226,390, of the policies under the agreement was paid to the Company. The portion of the premium paid by the Company in 2001 pursuant to this arrangement was $3,212.

                  (b)      Director Compensation
                           ---------------------

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

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

                  The following table sets forth, as of February 28, 2002, the shares of our common stock owned beneficially; by each of our current directors; by all of our current directors and executive officers as a group; and by persons known to us to own, beneficially, more than five (5%) percent of the outstanding shares of our common stock:

                                                                                                 Percent of Aggregate
                                                                                                   Voting Power and
                               Name of                            Common Stock                        Outstanding
                        Beneficial Owner (1)                 Beneficially Owned (2)                Equity Owned (3)
                        --------------------                 ----------------------                ----------------

                   George W. Benoit                                1,809,120 (4)(8)                        31.49

                   Kevin J. Benoit                                   468,000 (5)(6)(8)                      8.20

                   Charles W. Currie                                 281,780 (7)(10)                        5.05

                   Joseph G. Anastasi                                 12,200 (10)                           *

                   David W. Dube                                      14,000 (10)                           *

                   Edward A. Martino                                   5,300                                *

                   James J. Murtha                                    10,000 (10)                           *

                   Barry W. Blank                                    884,400 (9)                           14.64

                   All Directors and Executive
                   Officers as a group (11
                   persons)                                        2,646,500                               43.88

                  * Owns less than one (1%) percent.


                  (1)      The address of all the beneficial owners is:
                           CareerEngine Network, Inc., Suite 502, 575 Madison Avenue, New York, New York 10022; except that the address for Barry W. Blank is P.O. Box 32056, Phoenix, Arizona 85064.

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

                  (3) All percentages of beneficial ownership are calculated based the number of shares outstanding as of February 28, 2002. On such date we had 5,570,944 shares of common stock issued and outstanding.

                  (4) Includes the following: (a) options to purchase 75,000 shares of common stock; and (b) 90,700 shares of common stock held in George W. Benoit's 401K Plan.

                  (5) Includes options to purchase 40,000 shares of common stock.

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

                  (9) Includes 300,000 shares of common stock that can be acquired on the conversion of certain debentures and related warrants. Also includes 168,000 shares that can be acquired on the conversion of certain debentures and related warrants issuable upon exercise of placement agent warrants issued to the placement agent in the private financing completed in June and August 2000 and promised by the placement agent to Mr. Blank.

                  (10) Includes options to purchase 10,000 shares of common stock.

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

                  3.1 Restated Certificate of Incorporation of the Registrant filed on July 31, 1987 and amendments thereto filed on June 8, 1989, September 14, 1990 and December 2, 1991. Certificate of change of location of registered office and of registered agent filed on May 7, 1992. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997)

                  3.2         Certificates of Amendment of Certificate of
                              Incorporation

                                (A)    Name change, dated March 23, 2000
                                (B)    Number of shares, dated October 16, 2000

                              (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000)

                  3.3         Amended and Restated By-Laws of the Registrant.
                              (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000)

                  4.1 Form of CareerEngine Network, Inc. 12% Convertible Subordinated Debenture due March 31, 2010. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000)

                  4.2 Form of Class A Warrants to Purchase Common Stock of CareerEngine Network, Inc., dated June 28 and August 7, 2000. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000)

                  4.3 Form of Class B Warrants to Purchase Common Stock of CareerEngine Network, Inc., dated June 28 and August 7, 2000. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000)

                  4.4 CareerEngine Network, Inc. and Dirks and Company, Inc. Placement Agent's Warrant Agreement, dated June 28, 2000; and related form of Warrant Certificate. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000)

                  10.1 CareerEngine Network, Inc. (formerly Helmstar Group, Inc.) 1999 Stock Option Plan. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999)

                  10.2 Indenture of Trust between Movieplex Realty Leasing, L.L.C. and First Union National Bank, as Trustee, dated November 1, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31,
                              1997)

                  10.3 Form of Bond. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997)

                  10.4 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31,
                              1997)1

                  10.5 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997)1
--------
1 Portions of this exhibit have been deleted per the Registrant's request for confidential treatment and filed separately with the Commission pursuant to Rule 24b-2

                  10.6 Form of Letter of Credit. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31,
                              1997)

                  10.7 Form of Bond Purchase Agreement between Movieplex Realty Leasing, L.L.C. and {the Purchaser], dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997)

                  10.8 Agency and Development Agreement between Movieplex Realty Leasing, L.L.C. and Carmike Cinemas, Inc., dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31,
                              1997)

                  21.0        Subsidiaries of the Registrant.

                  (b) No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2002.

CareerEngine Network, Inc.


   /s/George W. Benoit
----------------------------------------------
   George W. Benoit, Chairman of the Board
                  and Chief Executive Officer

   /s/Anthony S. Conigliaro
----------------------------------------------
   Anthony S. Conigliaro, Vice President
                  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 1st day of April, 2002.

         Signature                      Title
         ---------                      -----

/s/George W. Benoit          Chairman of the Board, President,
----------------             Chief Executive Officer
(George W. Benoit)

/s/Joseph G. Anastasi        Director
------------------
(Joseph G. Anastasi)

/s/Charles W. Currie         Director
-----------------
(Charles W. Currie)

/s/James J. Murtha           Director
---------------
(James J. Murtha)

/s/David W. Dube             Director
-------------
(David W. Dube)

/s/Kevin J. Benoit           Director
---------------
(Kevin J. Benoit)

/s/Edward A. Martino         Director
-----------------
(Edward A. Martino)