Form 10QSB
period 2002-03-31
CAREERENGINE NETWORK INC
filed 2002-05-15
CIK 795255

FORM 10-QSB

                                   (Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2002
                                         --------------


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

                200 West 57th Street, Suite 1103, New York, NY 10019
                ----------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                Yes [ X ]   No [   ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                            Outstanding at April 30, 2002
               -----                            -----------------------------

   Common stock - par value $.10                       5,590,944 shares
   -----------------------------                       ----------------

                                     PART I

                              FINANCIAL INFORMATION


Item l. Financial Statements.

        The following consolidated financial statements of CareerEngine Network, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission.

        The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

                   CareerEngine Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                         March 31,
                                                                           2002           December 31,
                                                                       (Unaudited)           2001
                                                                       -----------       ------------
ASSETS

Current:
   Cash and cash equivalents                                         $    138,932       $    200,782
   Accounts receivable, net                                                50,090             71,342
   Insurance claims receivable                                            503,868            346,231
   Other                                                                   31,521             26,404
                                                                     ------------       ------------
      Total current assets                                                724,411            644,759
Fixed assets, net                                                         147,783            203,192
Deferred financing costs, net                                             353,310            364,297
Other                                                                                         37,411
                                                                     ------------       ------------

           Total assets                                              $  1,225,504       $  1,249,659
                                                                     ============       ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                             $    563,625       $    897,257
   Interest payable                                                        72,000             72,000
   Tax assessment payable                                                 867,258            852,543
   Excess of liabilities over assets of discontinued operations                            3,512,884
                                                                     ------------       ------------
      Total current liabilities                                         1,502,883          5,334,684
Debentures payable, net of unamortized discount
   of $684,306 in 2002 and $691,748 in 2001                             1,715,694          1,708,252
                                                                     ------------       ------------
        Total liabilities                                               3,218,577          7,042,936
                                                                     ------------       ------------

Commitments and contingencies

CAPITAL (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,819,600 and 6,789,600 shares issued
   in 2002 and 2001, respectively                                         681,960            678,960
Paid-in surplus                                                        16,287,791         15,996,941
Accumulated deficit                                                   (16,089,724)       (19,596,078)
                                                                     ------------       ------------
                                                                          880,027         (2,920,177)

Less treasury stock, at cost -
   1,238,656 shares                                                    (2,873,100)        (2,873,100)
                                                                     ------------       ------------
        Total deficit                                                  (1,993,073)        (5,793,277)
                                                                     ------------       ------------
           Total liabilities and deficit                             $  1,225,504       $  1,249,659
                                                                     ============       ============


                 See Notes to Consolidated Financial Statements

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                    Three Months Ended
                                                                         March 31,
                                                              -----------------------------
                                                                 2002              2001
                                                              (Unaudited)       (Unaudited)
                                                              -----------       -----------
Revenues:
   Service fee income                                         $    74,688       $   283,236
   Income on securities transactions                                                420,253
   Interest income                                                    404             6,848
                                                              -----------       -----------

                                                                   75,092           710,337
                                                              -----------       -----------
Expenses:
   Compensation and related costs                                 187,787           858,715
   Advertising                                                     10,000           187,879
   General and administrative                                     171,475           504,107
   Interest                                                        94,157           151,442
                                                              -----------       -----------
                                                                  463,419         1,702,143

Loss from continuing operations before items shown below         (388,327)         (991,806)
   Gain on fixed assets destroyed in catastrophe                  132,047
   Reversal of Director fees accrual                               55,000
                                                              -----------       -----------
Loss from continuing operations before income taxes              (201,280)         (991,806)
Income tax provision                                                5,250            10,200
                                                              -----------       -----------

Loss from continuing operations                                  (206,530)       (1,002,006)

Discontinued operations:
   Income (loss) from discontinued operations                   3,712,884           (87,750)
                                                              -----------       -----------

Net income (loss)                                             $ 3,506,354       $(1,089,756)
                                                              -----------       -----------
Per common share - basic and diluted:
   Loss from continuing operations                            $      (.04)      $      (.18)
   Income (loss) from discontinued operations                         .67              (.02)
                                                              -----------       -----------
Net income (loss) per common share                            $       .63       $      (.20)


Weighted average number of common
   shares outstanding - basic and diluted                       5,570,944         5,504,944
                                                              ===========       ===========


                 See Notes to Consolidated Financial Statements

                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                              (Unaudited)       (Unaudited)
                                                                              -----------       -----------
Cash flows from operating activities:
   Loss from continuing operations                                           $  (206,530)      $(1,002,006)
   Adjustments to reconcile loss from continuing operations to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                             66,396           116,107
        Issuance of common stock for services                                     27,600
        Amortization of debt discount                                              7,442
        Reversal of fees due to Directors                                        (55,000)
        Gain on fixed assets destroyed in catastrophe                           (132,047)
        Sale of marketable securities, net                                                       1,084,182
        Changes in:
           Accounts and insurance claims receivable                               (4,338)          (86,599)
           Other assets                                                           32,294            74,301
           Accrued expenses and other liabilities                                  2,333           154,266
                                                                             -----------       -----------
Cash (used in) provided by continuing operations                                (261,850)          340,251
Cash provided by discontinued operations                                         200,000                --
                                                                             -----------       -----------

              Net cash (used in) provided by operating activities                (61,850)          340,251
                                                                             -----------       -----------

(Decrease) increase in cash and cash equivalents                                 (61,850)          340,251
Cash and cash equivalents at beginning of period                                 200,782         1,126,358
                                                                             -----------       -----------

Cash and cash equivalents at end of period                                   $   138,932       $ 1,466,609
                                                                             ===========       ===========


Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                             $    72,000       $   144,000
        Income taxes                                                         $     5,250       $    96,843

                 See Notes to Consolidated Financial Statements

                   CareerEngine Network, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                   (Unaudited)



1.      Catastrophe of September 11, 2001
        ---------------------------------

        The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. With the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed.

        The net carrying value of the destroyed assets of the Company amounted to $356,531 at September 11, 2001. These assets consisted of:

             Leasehold improvements                              $   76,809
             Furniture and fixtures                                  36,966
             Office and computer equipment                          242,756
                                                                 ----------
                                                                 $  356,531

        In April 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a gain ($132,047 for the three-month period ended March 31, 2002) on assets destroyed due to this catastrophe.

        The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. The ultimate insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time, however, the Company has received $12,416 on claims submitted with regard to extra expenses and has recorded such amount as a reduction of the expense incurred. The insurance proceeds received in April 2002 ($50,000) and those claims still outstanding under the record re-creation insurance policy provisions of the Company will be sufficient to recover the Company's related costs ($56,000).

        Since the attack, the Company's management has been preoccupied with the relocation and reestablishment of its business, and the assessing and processing of insurance claims, with the assistance of a risk manager, with its insurers.

2.      Significant Accounting Policies
        -------------------------------

        The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 2001, which was filed with the Securities and Exchange Commission.

        In the opinion of management, the unaudited financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three-month periods ended March 31, 2002 and 2001. The financial statements as of March 31, 2002 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

        Revenue Recognition
        -------------------

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

        Derivative Financial Instruments
        --------------------------------

        As part of its investment strategies to profit from anticipated market movements, the Company maintained trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions were reported at fair value, and changes in fair value are reflected in operations as they occurred. The Company realized net gains from derivatives sold in the three-month period ended March 31, 2001 of approximately $420,000. Such amounts are included in income on securities transactions in the accompanying statements of operations. At March 31, 2002 and for the three-month period then ended, no derivative financial instruments were held by the Company.

        Income (Loss) Per Share
        -----------------------

        Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee stock options and outstanding warrants did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

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

        Interest and fees which have been accrued on the reimbursement obligations through December 2001 have been recorded with a corresponding amount of accrued rent receivable from Carmike. On January 31, 2002 title to the six theaters was transferred to the banks in payment of the non-recourse debt under the Reimbursement Agreement and the Company recognized a gain of $3,512,884, representing the excess of the liabilities over the carrying value of the assets relating to the real estate leased to Carmike. In addition, the Company received $294,755 in connection with the sale of its common membership interest in Movieplex relating to the transfer of title of the movie theaters to Wachovia.

        Income (loss) from discontinued operations for the three-month period ended March 31, 2002 and 2001 are as follows:

                                                                Three Months Ended
                                                                      March 31,
                                                          --------------------------------
                                                              2002                 2001
                                                          -----------          -----------
        Revenues:
            Rental income                                 $ 1,249,710          $ 3,749,130
            Gain on extinguishment of debt                  3,512,884
            Common membership interest transfer fee           294,755
                                                          -----------          -----------
                                                            5,057,349            3,749,130
                                                          -----------          -----------
        Expenses
            Interest                                        1,249,710            3,749,130
            Other                                              94,755               87,750
                                                          -----------          -----------
                                                            1,344,465            3,836,880
                                                          -----------          -----------
                                                          $ 3,712,884          $   (87,750)
                                                          ===========          ===========



4.      Litigation
        ----------

        The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

5.      Debentures Payable
        ------------------

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

6.      Income Taxes
        ------------

        Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a technical review by special tax counsel of the tax deficiency and related interest, management of the Company believes that there may be a basis for its reduction. Management is actively pursuing such a reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At March 31, 2002, the outstanding balance of the liability amounted to $867,258 including related additional state and local taxes and interest.

7.      Capital Contribution and Director Fees
        --------------------------------------

        As of March 31, 2002, significant shareholders of the Company, who are also Directors and Officers, have agreed to permanently forego $266,250 of compensation earned by them during 2001 and 2000. These individuals, subject to change upon further notice, are currently performing their Company functions without compensation. The amount of the forgone salaries through December 31, 2001 has been reflected in the financial statements as contributions to the capital of the Company during the three-month period ended March 31, 2002.

        In addition, at March 31, 2002, the Company's five outside directors have similarly agreed to forego previously accrued and unpaid directors' fees earned through December 31, 2001 and agreed to forgo future compensation until further notice. The reversal of previously accrued fees has been reflected in the Company's Statement of Operations for the three-month period ended March 31, 2002.

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

        Since the attack, the Company's management had been preoccupied with the relocation and reestablishment of its business, and the assessing and processing of insurance claims, with the assistance of a risk manager, with its insurers. As of the date hereof, the Company has re-established all its operations at its new offices located at 200 West 57th Street, Suite 1103, New York, NY 10019. It has also recreated all its critical accounting records lost due to the catastrophe. In April 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a gain ($132,047 for the three-month period ended March 31, 2002) on assets destroyed due to this catastrophe.

        The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. The ultimate insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time, however, the Company has received $12,416 on claims submitted with regard to extra expenses and has recorded such amount as a reduction of the expense incurred. The insurance proceeds received in April 2002 ($50,000) and those claims still outstanding from the record re-creation insurance policy provisions of the Company will be sufficient to recover the Company's related costs ($56,000).

        In  addition,   the  Company  has  applied  for  numerous   governmental
        assistance grants related to the catastrophe. In April 2002, the Company received a grant in the amount of $116,740.

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

 A.     Results of Operations:  March 31, 2002 Compared to March 31, 2001
        -----------------------------------------------------------------

        Revenues

        Total revenues from continuing  operations  decreased to $75,092 for the
        three-month   period  ended  March  31,  2001  from   $710,337  for  the
        three-month period ended March 31, 2001.

        Service fee income decreased to $74,688 for the three-month period ended March 31, 2002 from $283,236 for the three-month period ended March 31, 2001 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

        Income  on  securities  transactions,  net  decreased  to  nil  for  the three-month period ended March 31, 2002 from $420,253 for the three-month period ended March 31, 2001 due to the cessation of cash management and investing activities effective April 1, 2001. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

        Interest income decreased to $404 for the three-month period ended March 31, 2002 from $6,848 for the three-month period ended March 31, 2001 due to the reduced amount of funds available for investment.

        Expenses

        Total expenses from continuing operations decreased to $463,419 for the three-month period ended March 31, 2002 from $1,702,143 for the three-month period ended March 31, 2001.

        Compensation and related costs decreased to $187,787 for the three-month period ended March 31, 2002 from $858,715 for the three-month period ended March 31, 2001. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000 and the cessation of two officers' salaries as of December 31, 2001.

        Advertising expense decreased to $10,000 for the three-month period ended March 31, 2002 from $187,879 for the three-month period ended March 31, 2001 as CareerEngine, Inc. commenced a cost reduction program, focused primarily on compensation and advertising related expenditures.

        General and administrative expenses decreased to $171,475 for the three-month period ended March 31, 2002 from $504,107 for the three-month period ended March 31, 2001 due primarily to the significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

        Interest expense decreased to $94,157 for the three-month period ended March 31, 2002 from $151,442 for the three-month period ended March 31, 2001 primarily due to the cessation of payments on our outstanding tax assessment.

        Other Items

        Gain on fixed assets destroyed in catastrophe increased to $132,047 for the three-month period ended March 31, 2002 from $nil for the three-month period ended March 31, 2001 due to the destruction of the World Trade Center where the Company was headquartered.

        Reversal of Directors fees increased to $55,000 for the three-month period ended March 31, 2002 from nil for the three-month period ended March 31, 2001. This amount relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice.

        Operating Loss

        On a pre-tax basis, we had a loss of $201,280 for the three-month period ended March 31, 2002 from continuing operations compared with a loss of $991,806 for the three-month period ended March 31, 2001 from continuing operations due to the expenses associated with CareerEngine, Inc.

        Our loss from continuing operations for the three-month period ended March 31, 2002 was $206,530 compared with a loss from continuing operations of $1,002,006 for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, loss per common share from continuing operations, basic and diluted, was $.04 per share. For the three-month period ended March 31, 2001, loss per common share from continuing operations, basic and diluted, was $.18 per share.

        Our income from discontinued operations for the three-month period ended March 31, 2002 was $3,712,884 compared with a loss from discontinued operations of $87,750 for the three-month period ended March 31, 2001 due primarily to the transfer of title to the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain representing the excess of liabilities over the carrying value of the theaters. For the three-month period ended March 31, 2002, income per common share from discontinued operations, basic and diluted, was $.67 per share. For the three-month period ended March 31, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share.

        Our net income for the three-month period ended March 31, 2002 was $3,506,354 compared with a net loss of $1,089,756 for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2002, net income per common share, basic and diluted, was $.63 per share. For the three-month period ended March 31, 2001, net loss per common share, basic and diluted, was $.20 per share.

B.      Liquidity and Capital Resources
        -------------------------------

        The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at March 31, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. However, the Company has been notified that, subject to procedural requirements of the American Stock Exchange, its stock may be delisted. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

        Our cost reduction strategy since March 15, 2001 has primarily consisted of a 66% staff reduction, and a reduction of our monthly advertising expenditure rate to a level that is approximately 95% less than comparable expenditure rate of a year ago.

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

        We do not have any material commitments for capital expenditures as of March 31, 2002.

C.      American Stock Exchange
        -----------------------

        The Company has received a letter dated March 15, 2002 from the Exchange (the "Letter") indicating that the Company is not in compliance with the Exchange's continuing listing requirements in that the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and its Stockholders' Equity is less than $4,000,000.

        On April 16, 2002 the Company submitted to the Exchange its detailed plan to regain compliance. The Exchange is currently in the process of reviewing the Company's plan. The Exchange's review and approval process should be completed by June 1, 2002. The plan, if approved, is also subject to periodic monotoring by the Exchange. Assuming the Company's plan is approved by the Exchange and it reasonably achieves its scheduled financial milestones as determined by the Exchange, the Company will have until December 31, 2002 to regain compliance with the continuing listing requirements of the Exchange. If the Company's plan is not approved by the Exchange, or it does not reasonably achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000,000 by December 31, 2002, the Company will lose its listing on the Exchange.

        The  Company  is  attempting  to raise  additional  financing  to regain
        compliance.   Furthermore,   the  Company  is  actively  pursuing  other
        alternatives as well so as maintain its listing on the Exchange.

D.      Inflation
        ---------

        The Company believes that inflation does not significantly impact its current operations.

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

            (b)   Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAREERENGINE NETWORK, INC.



                                  /s/ George W. Benoit
                                  --------------------------------------------
Date: May 15, 2002                George W. Benoit, Chairman of the Board
                                  of Directors, President, and Chief Executive
                                  Officer




                                  /s/ Anthony S. Conigliaro
                                  --------------------------------------------
Date: May 15, 2002                Anthony S. Conigliaro, Vice President and
                                  Chief Financial Officer