Form 10QSB
period 2002-06-30
CAREERENGINE NETWORK INC
filed 2002-08-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------
[   ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

                        For the transition period from            to
                                                       ----------    -----------
                          Commission file number 1-9224

                           CAREERENGINE NETWORK, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                 13-2689850
 (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

             200 West 57th Street, Suite 1103, New York, N.Y. 10019
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                                Yes [ X ] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                    Outstanding at July 31, 2002
              -----                    ----------------------------

     Common stock - par value $.10           5,590,944 shares
     ------------------------------        ---------------------

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

          The results of operations for the three and six-months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.



                   CareerEngine Network, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                 June 30,
                                                                                   2002                December 31,
                                                                                (Unaudited)               2001
                                                                               -----------                ----

ASSETS

Current:
    Cash and cash equivalents                                                 $    361,793             $    200,782
    Accounts receivable, net                                                        49,480                   71,342
    Insurance claims receivable                                                     29,390                  346,231
    Other                                                                           31,541                   26,404
                                                                               -----------              -----------
        Total current assets                                                       472,204                  644,759
Fixed assets, net                                                                   91,236                  203,192
Deferred financing costs, net                                                      342,325                  364,297
Other                                                                                                        37,411
                                                                               -----------              -----------
               Total assets                                                   $    905,765             $  1,249,659
                                                                               ===========              ===========
LIABILITIES

Current:
    Accounts payable and accrued expenses                                     $    499,096             $    897,257
    Interest payable                                                                72,000                   72,000
    Tax assessment payable                                                         882,393                  852,543
    Excess of liabilities over assets of discontinued operations                                          3,512,884
                                                                               -----------              -----------
        Total current liabilities                                                1,453,489                5,334,684
Debentures payable, net of unamortized discount
    of $676,864 in 2002 and $691,748 in 2001                                     1,723,136                1,708,252
Deferred grant revenue                                                             116,740
                                                                               -----------              -----------
           Total liabilities                                                     3,293,365                7,042,936
                                                                               -----------              -----------
Commitments and contingencies

CAPITAL (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
    none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
    6,829,600 and 6,789,600 shares issued
    in 2002 and 2001, respectively                                                 682,960                  678,960
Paid-in surplus                                                                 16,290,691               15,996,941
Accumulated deficit                                                            (16,488,151)             (19,596,078)
                                                                               -----------              -----------
                                                                                   485,500               (2,920,177)
Less treasury stock, at cost -
    1,238,656 shares                                                            (2,873,100)              (2,873,100)
                                                                               -----------              -----------
           Total deficit                                                        (2,387,600)              (5,793,277)
                                                                               -----------              -----------

               Total liabilities and deficit                                  $    905,765             $  1,249,659
                                                                               ===========              ===========


   See Notes to Consolidated Financial Statements



                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                       Three Months Ended                     Six Months Ended
                                                                             June 30,                              June 30,
                                                                  --------------------------------     ----------------------------
                                                                    2002              2001                2002             2001
                                                                 (Unaudited)       (Unaudited)         (Unaudited)     (Unaudited)
                                                                 -----------       -----------         -----------     -----------

Revenues:
    Service fee income                                            $    58,428       $   290,705       $   133,116       $   573,941
    Income on securities transactions                                                                                       420,253
    Interest income                                                       635             9,778             1,039            16,626
                                                                     -----------       -----------       -----------     -----------
                                                                       59,063           300,483           134,155         1,010,820
                                                                     -----------       -----------       -----------     -----------
Expenses:
    Compensation and related costs                                    168,716           455,530           356,503         1,314,245
    Advertising                                                                          63,370            10,000           251,249
    General and administrative                                        215,083           359,035           386,558           863,142
    Interest                                                           94,578            79,442           188,735           230,884
                                                                     -----------       -----------       -----------     -----------
                                                                      478,377           957,377           941,796         2,659,520
                                                                     -----------       -----------       -----------     -----------
Loss from continuing operations before items shown below             (419,314)         (656,894)         (807,641)       (1,648,700)
    Gain on fixed assets destroyed in catastrophe                      20,887                             152,934
    Reversal of Director fees accrual                                                                      55,000
                                                                     -----------       -----------       -----------     -----------
Loss from continuing operations before income taxes                  (398,427)         (656,894)         (599,707)       (1,648,700)
Income tax provision                                                                                        5,250            10,200
                                                                     -----------       -----------       -----------     -----------

Loss from continuing operations                                      (398,427)         (656,894)         (604,957)       (1,658,900)

Discontinued operations:
    Income (loss) from discontinued operations                                                          3,712,884           (87,750)
                                                                     -----------       -----------       -----------     -----------
Net income (loss)                                                 $  (398,427)      $  (656,894)      $ 3,107,927       $(1,746,650)
                                                                     -----------       -----------      ------------     -----------

Per common share - basic and diluted:
    Loss from continuing operations                               $      (.07)      $      (.12)      $      (.11)      $      (.30)
    Income (loss) from discontinued operations                             --                --               .67              (.02)
                                                                     -----------       -----------       -----------     -----------
Net income (loss) per common share                                $      (.07)      $      (.12)      $       .56       $      (.32)
                                                                     ===========       ===========       ===========     ===========


Weighted average number of common
    shares outstanding - basic and diluted                           5,590,944          5,504,944       5,580,944          5,504,944
                                                                     ===========       ===========      =========       ============


   See Notes to Consolidated Financial Statements



                   CareerEngine Network, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                         2002                  2001
                                                                                      (Unaudited)           (Unaudited)
                                                                                      -----------           -----------

Cash flows from operating activities:
    Loss from continuing operations                                                  $  (604,957)           $(1,658,900)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
           Depreciation and amortization                                                 133,928                216,876
           Issuance of common stock for services                                          31,500
           Amortization of debt discount                                                  14,884                 14,884
           Reversal of fees due to Directors                                             (55,000)
           Gain on fixed assets destroyed in catastrophe                                (152,934)
           Sale of marketable securities, net                                                                 1,084,182
           Changes in:
               Accounts and insurance claims receivable                                  185,769                 18,042
               Other assets                                                               32,274                (57,431)
               Accrued expenses and other liabilities                                    258,807                 18,206
               Deferred grant revenue                                                    116,740
                                                                                     -----------            -----------
Cash (used in) continuing operations                                                     (38,989)              (364,141)
Cash provided by (used in) discontinued operations                                       200,000                (87,750)
                                                                                     -----------            -----------
                  Net cash  provided by (used in) operating activities                   161,011               (451,891)
                                                                                     -----------            -----------
Cash flows from investing activities:
    Proceeds from surrender of life insurance policies                                                          226,390
                                                                                     -----------            -----------
Cash provided by continuing operations                                                                          226,390
                                                                                     -----------            -----------
                  Net cash provided by investing activities                                                     226,390
                                                                                     -----------            -----------
Increase (decrease) in cash and cash equivalents                                         161,011               (225,501)
Cash and cash equivalents at beginning of period                                         200,782              1,126,358
                                                                                     -----------            -----------
Cash and cash equivalents at end of period                                           $   361,793            $   900,857
                                                                                     ===========            ===========

Supplemental disclosures of cash flow information related to continuing operations:
        Cash paid during the period for:
           Interest                                                                  $   144,000            $   216,000
           Income taxes                                                              $     5,250            $   156,843


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
                                                              ---------
                                                              $ 356,531
                                                              =========

     In April 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a gain ($152,934 for the six-month period ended June 30, 2002) on assets destroyed due to this catastrophe.

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

     In addition, the Company has applied for governmental assistance grants related to the catastrophe. In April 2002, the Company received a grant in the amount of $116,740. The grant has various restrictions that could require its repayment (e.g., the Company temporarily suspending its business due to the events of September 11th and not resuming its operations in one year, or relocating a substantial portion its operations outside of New York City for a period of three years). Until such time as the grant restrictions shall no longer apply, the grant will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements.

     Since the attack, the Company's management has been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing.

2.   Significant Accounting Policies
     -------------------------------

     The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 3l, 2001, which was filed with the Securities and Exchange Commission.

     In the opinion of management, the unaudited financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. The financial statements as of June 30, 2002 and for the three months and six months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at June 30, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

     Revenue Recognition
     -------------------

     E-recruiting fees are earned on the placement of job placement and sponsorship advertisements on the Company's web site and are recognized over the period during which the advertisements are exhibited. Revenues derived from co-branding arrangements with content providers are of a similar nature and were recognized over the period during which the advertisements are exhibited. Website construction fees are recognized ratably over the construction period. Monthly hosting and maintenance fees for such sites are recognized ratably over the period of the underlying contract.

     Derivative Financial Instruments
     --------------------------------

     As part of its investment strategies to profit from anticipated market movements, the Company maintained trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions were reported at fair value, and changes in fair value are reflected in operations as they occurred. The Company realized net gains from derivatives sold in the three-month and six-moth periods ended June 30, 2001 of approximately $420,000. Such amounts are included in income on securities transactions in the accompanying statements of operations. At June 30, 2002 and for the three-month and six-month periods then ended, no derivative financial instruments were held by the Company.

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


     Income  (loss)  from  discontinued   operations  for  the  three-month  and
     six-month periods ended June 30, 2002 and 2001 are as follows:

                                                        Three Months                               Six Months
                                                           Ended                                     Ended
                                                          June 30,                                  June 30,
                                                          --------                                  --------
                                                    2002               2001                  2002                   2001
                                                    ----               ----                  ----                   ----
Revenues:
     Rental income                            $                    $ 3,749,130          $ 1,249,710           $ 7,498,260
     Gain on extinguishment
       of debt                                                                            3,512,884
     Common membership
       interest transfer fee                                                                294,755
                                              ------                ----------           ----------            ----------
                                                                     3,749,130            5,057,349             7,498,260
                                              ------                ----------           ----------            ----------
Expenses:
     Interest                                                        3,749,130            1,249,710             7,498,260
     Other                                                                                   94,755                87,750
                                              ------                ----------           ----------            ----------
                                                                     3,749,130            1,344,465             7,586,010
                                              ------                ----------           ----------            ----------
                                              $   --               $        --          $ 3,712,884           $   (87,750)
                                              ======                ==========          ===========            ==========


4.   Litigation
     ----------

     The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $180,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

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

     Interest accrued on debentures payable, relating to the period April 1, 2002 through June 30, 2002 and due July 1, 2002, amounting to $72,000 has not been paid to date.

6.   Income Taxes
     ------------

     Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a technical review by special tax counsel of the tax deficiency and related interest, management of the Company believes that there may be a basis for its reduction. Management is actively pursuing such a reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At June 30, 2002, the outstanding balance of the liability amounted to $882,393 including related additional state and local taxes and interest.

7.   Capital Contribution and Director Fees
     --------------------------------------

     As of March 31, 2002, significant shareholders of the Company, who are also Directors and Officers, have agreed to permanently forego $266,250 of compensation earned by them during 2001 and 2000. These individuals, subject to change upon further notice, are currently performing their Company functions without compensation. The amount of the forgone salaries through December 31, 2001 has been reflected in the financial statements as contributions to the capital of the Company during the six-month period ended June 30, 2002.

     In addition, at March 31, 2002, the Company's five outside directors have similarly agreed to forego previously accrued and unpaid directors' fees earned through December 31, 2001 and agreed to forgo future compensation until further notice. The reversal of previously accrued fees has been reflected in the Company's Statement of Operations for the six-month period ended June 30, 2002.

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

     Since the attack, the Company's management had been preoccupied with the relocation and reestablishment of its business, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. As of the date hereof, the Company has re-established all its operations at its new offices located at 200 West 57th Street, Suite 1103, New York, NY 10019. It has also recreated all its critical accounting records lost due to the catastrophe. In April 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a gain ($152,934 for the six-month period ended June 30, 2002) on assets destroyed due to this catastrophe.

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

     In addition, the Company has applied for numerous governmental assistance grants related to the catastrophe. In April 2002, the Company received a grant in the amount of $116,740. The grant has various restrictions that could require its repayment (e.g., the Company temporarily suspending its business due to the events of September 11th and not resuming its operations in one year, or relocating a substantial portion its operations outside of New York City for a period of three years). Until such time as the grant restrictions shall no longer apply, the grant will be recorded a liability of the Company. Upon the satisfaction of the restrictions, the Company will remove the liability and record grant income on its financial statements.

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

A.   Results of Operations:
     ----------------------

     Three-Month Period Ended June 30, 2002 Compared to the Three-Month Period Ended June 30, 2001

     Revenues

     Total revenues from continuing operations decreased to $59,063 for the three-month period ended June 30, 2002 from $300,483 for the three-month period ended June 30, 2001.

     Service fee income decreased to $58,428 for the three-month period ended June 30, 2002 from $290,705 for the three-month period ended June 30, 2001 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

     Income on securities transactions, net decreased to nil for the three-month period ended June 30, 2002 and for the three-month period ended June 30, 2001 due to the cessation of cash management and investing activities effective April 1, 2001. This revenue category includes the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

     Interest income decreased to $635 for the three-month period ended June 30, 2002 from $9,778 for the three-month period ended June 30, 2001 due to the reduced amount of funds available for investment.

     Expenses

     Total expenses from continuing operations decreased to $478,377 for the three-month period ended June 30, 2002 from $957,377 for the three-month period ended June 30, 2001.

     Compensation and related costs decreased to $168,716 for the three-month period ended June 30, 2002 from $455,530 for the three-month period ended June 30, 2001. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000 and the cessation of two officers' salaries as of December 31, 2001.

     Advertising expense decreased to nil for the three-month period ended June 30, 2002 from $63,370 for the three-month period ended June 30, 2001 as CareerEngine, Inc. continued its cost reduction program, focused primarily on compensation and advertising related expenditures.

     General and administrative expenses decreased to $215,083 for the three-month period ended June 30, 2002 from $359,035 for the three-month period ended June 30, 2001 due primarily to the significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

     Other Items

     Gain on fixed assets destroyed in catastrophe increased to $20,887 for the three-month period ended June 30, 2002 from nil for the three-month period ended June 30, 2001 due to the destruction of the World Trade Center where the Company was headquartered.

     Operating Loss

     On a pre-tax basis, we had a loss of $398,427 for the three-month period ended June 30, 2002 from continuing operations compared with a loss of $656,894 for the three-month period ended June 30, 2001 from continuing operations due to the expenses associated with CareerEngine, Inc.

     Our loss from continuing operations for the three-month period ended June 30, 2002 was $398,427 compared with a loss from continuing operations of $656,894 for the three-month period ended June 30, 2001. For the three-month period ended June 30, 2002, loss per common share from continuing operations, basic and diluted, was $.07 per share. For the three-month period ended June 30, 2001, loss per common share from continuing operations, basic and diluted, was $.12 per share.

     Our income from discontinued operations for the three-month period ended June 30, 2002 was nil compared with a loss from discontinued operations of nil for the three-month period ended June 30, 2001 due primarily to the transfer of title, during the three-month period ended March 31, 2002, to the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain, during the three-month period ended March 31, 2002, representing the excess of liabilities over the carrying value of the theaters. For the three-month period ended June 30, 2002 and the three-month period ended June 30, 2001 income per common share from discontinued operations, basic and diluted, was nil per share.

     Our net loss for the three-month period ended June 30, 2002 was $398,427 compared with a net loss of $656,894 for the three-month period ended June 30, 2001. For the three-month period ended June 30, 2002, net loss per common share, basic and diluted, was $.07 per share. For the three-month period ended June 30, 2001, net loss per common share, basic and diluted, was $.12 per share.

     Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period Ended June 30, 2001

     Revenues

     Total revenues from continuing operations decreased to $134,155 for the six-month period ended June 30, 2002 from $1,010,820 for the six-month period ended June 30, 2001.

     Service fee income decreased to $133,116 for the six-month period ended June 30, 2002 from $573,941 for the six-month period ended June 30, 2001 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

     Income on securities transactions, net decreased to nil for the six-month period ended June 30, 2002 from $420,253 for the six-month period ended June 30, 2001 due to the cessation of cash management and investing activities effective April 1, 2001. This revenue category included the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

     Interest income decreased to $1,039 for the six-month period ended June 30, 2002 from $16,626 for the six-month period ended June 30, 2001 due to the reduced amount of funds available for investment.

     Expenses

     Total expenses from continuing operations decreased to $941,796 for the six-month period ended June 30, 2002 from $2,659,520 for the six-month period ended June 30, 2001.

     Compensation and related costs decreased to $356,503 for the six-month period ended June 30, 2002 from $1,314,245 for the six-month period ended June 30, 2001. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000 and the cessation of two officers' salaries as of December 31, 2001.

     Advertising expense decreased to $10,000 for the six-month period ended June 30, 2002 from $251,249 for the six-month period ended June 30, 2001 as CareerEngine, Inc. continued its cost reduction program, focused primarily on compensation and advertising related expenditures.

     General and administrative expenses decreased to $386,558 for the six-month period ended June 30, 2002 from $863,142 for the six-month period ended June 30, 2001 due primarily to the significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

     Other Items

     Gain on fixed assets destroyed in catastrophe increased to $152,934 for the six-month period ended June 30, 2002 from nil for the six-month period ended June 30, 2001 due to the destruction of the World Trade Center where the Company was headquartered.

     Reversal of Directors fees increased to $55,000 for the six-month period ended June 30, 2002 from nil for the six-month period ended June 30, 2001. This amount relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice.

     Operating Loss

     On a pre-tax basis, we had a loss of $599,707 for the six-month period ended June 30, 2002 from continuing operations compared with a loss of $1,648,700 for the six-month period ended June 30, 2001 from continuing operations due to the expenses associated with CareerEngine, Inc.

     Our loss from continuing operations for the six-month period ended June 30, 2002 was $604,957 compared with a loss from continuing operations of $1,658,900 for the six-month period ended June 30, 2001. For the six-month period ended June 30, 2002, loss per common share from continuing operations, basic and diluted, was $.11 per share. For the six-month period ended June 30, 2001, loss per common share from continuing operations, basic and diluted, was $.30 per share.

     Our income from discontinued operations for the six-month period ended June 30, 2002 was $3,712,884 compared with a loss from discontinued operations of $87,750 for the six-month period ended June 30, 2001 due primarily to the transfer of title to the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain representing the excess of liabilities over the carrying value of the theaters. For the six-month period ended June 30, 2002, income per common share from discontinued operations, basic and diluted, was $.67 per share. For the six-month period ended June 30, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share.

     Our net income for the six-month period ended June 30, 2002 was $3,107,927 compared with a net loss of $1,746,650 for the six-month period ended June 30, 2001. For the six-month period ended June 30, 2002, net income per common share, basic and diluted, was $.56 per share. For the six-month period ended June 30, 2001, net loss per common share, basic and diluted, was $.32 per share.

B.   Liquidity and Capital Resources
     -------------------------------

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at June 30, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. However, the Company has been notified that, subject to procedural requirements of the American Stock Exchange, its stock may be delisted. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

     Our cost reduction strategy since December 14, 2000 has primarily consisted of an 84% staff reduction, and a reduction of our monthly advertising expenditure rate to a level that is approximately 96% less than comparable expenditure rate of a year ago.

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

     We do not have any material commitments for capital expenditures as of June 30, 2002.

C.   American Stock Exchange
     -----------------------

     The Company received a letter dated March 15, 2002 from the Exchange (the "Letter") indicating that the Company is not in compliance with the
     Exchange's continuing listing requirements in that the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and its Stockholders' Equity is less than $4,000,000.

     On April 16, 2002 the Company submitted to the Exchange its detailed plan to regain compliance. The Exchange approved the Company's plan on June 7, 2002. The plan is subject to periodic monitoring by the Exchange. Assuming the Company reasonably achieves its scheduled financial milestones as determined by the Exchange, the Company will have until December 31, 2002 to regain compliance with the continuing listing requirements of the Exchange. If the Company it does not reasonably achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000,000 by December 31, 2002, the Company will lose its listing on the Exchange.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibit 99: Certification  of the  Chief  Executive  Officer  and
                           Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

         (b)   Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the six months ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAREERENGINE NETWORK, INC.


                                   /s/ George W. Benoit
                                   ---------------------------------------------
Date: August 14, 2002              George W. Benoit, Chairman of the Board
                                   of Directors, President, and Chief Executive
                                   Officer


                                   /s/ Anthony S. Conigliaro
                                   ---------------------------------------------
Date: August 14, 2002              Anthony S. Conigliaro, Vice President and
                                   Chief Financial Officer