Form 10QSB
period 2002-09-30
CAREERENGINE NETWORK INC
filed 2002-11-15
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

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

             200 West 57th Street, Suite 1103, New York, N.Y. 10019
                    (Address of Principal Executive Offices)

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

                                 Yes [X] No [_]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                            Outstanding at October 31, 2002
             -----                            -------------------------------

 Common stock - par value $.10                       5,590,944 shares
 -----------------------------                       ----------------

                                     PART I

                              FINANCIAL INFORMATION


Item l.   Financial Statements.

          The following consolidated financial statements of CareerEngine Network, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission.

          The results of operations for the three and nine-months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.


                         CareerEngine Network, Inc. and Subsidiaries
                                 Consolidated Balance Sheets


                                                                          September 30,
                                                                               2002           December 31,
                                                                           (Unaudited)           2001
                                                                          ------------       ------------
ASSETS

Current:
   Cash and cash equivalents                                              $    359,217       $    200,782
   Accounts receivable, net                                                     30,507             71,342
   Insurance claims receivable                                                  54,389            346,231
   Other                                                                        14,500             26,404
                                                                          ------------       ------------
      Total current assets                                                     458,613            644,759
Fixed assets, net                                                               44,335            203,192
Deferred financing costs, net                                                  331,337            364,297
Other                                                                                              37,411
                                                                          ------------       ------------

      Total assets                                                        $    834,285       $  1,249,659
                                                                          ============       ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                                  $    413,788       $    897,257
   Interest payable                                                            144,000             72,000
   Tax assessment payable                                                      897,792            852,543
   Excess of liabilities over assets of discontinued operations                                 3,512,884
                                                                          ------------       ------------
      Total current liabilities                                              1,455,580          5,334,684
Debentures payable, net of unamortized discount
   of $669,422 in 2002 and $691,748 in 2001                                  1,730,578          1,708,252
Deferred grant revenue                                                         291,827
                                                                          ------------       ------------
      Total liabilities                                                      3,477,985          7,042,936

Commitments and contingencies

CAPITAL (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,829,600 and 6,789,600 shares issued
   in 2002 and 2001, respectively                                              682,960            678,960
Paid-in surplus                                                             16,290,691         15,996,941
Accumulated deficit                                                        (16,744,251)       (19,596,078)
                                                                          ------------       ------------
                                                                               229,400         (2,920,177)
Less treasury stock, at cost -
   1,238,656 shares                                                         (2,873,100)        (2,873,100)
                                                                          ------------       ------------
        Total deficit                                                       (2,643,700)        (5,793,277)
                                                                          ------------       ------------

           Total liabilities and deficit                                  $    834,285       $  1,249,659
                                                                          ============       ============


  See Notes to Consolidated Financial Statements


                                   CareerEngine Network, Inc. and Subsidiaries
                                      Consolidated Statements of Operations


                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                      September 30,
                                                              -----------------------------       -----------------------------
                                                                 2002               2001             2002             2001
                                                              (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
                                                              -----------       -----------       -----------      -----------
Revenues:
   Service fee income                                         $    58,702       $   138,923       $   191,818       $   712,864
   Income on securities transactions                                                                                    420,253
   Interest income                                                    647             4,704             1,686            21,330
                                                              -----------       -----------       -----------       -----------
                                                                   59,349           143,627           193,504         1,154,447
                                                              -----------       -----------       -----------       -----------

Expenses:
   Compensation and related costs                                 134,256           373,626           490,759         1,687,871
   Advertising                                                                        4,649            10,000           255,898
   General and administrative                                      86,352           263,064           472,910         1,126,206
   Interest                                                        94,841            79,192           283,576           310,076
                                                              -----------       -----------       -----------       -----------
                                                                  315,449           720,531         1,257,245         3,380,051
                                                              -----------       -----------       -----------       -----------

Loss from continuing operations before items shown below         (256,100)         (576,904)       (1,063,741)       (2,225,604)
   Gain on fixed assets destroyed in catastrophe                                                      152,934
   Reversal of Director fees accrual                                                                   55,000
                                                              -----------       -----------       -----------       -----------

Loss from continuing operations before income taxes              (256,100)         (576,904)         (855,807)       (2,225,604)
Income tax provision                                                                                    5,250            10,200
                                                              -----------       -----------       -----------       -----------

Loss from continuing operations                                  (256,100)         (576,904)         (861,057)       (2,235,804)
                                                              -----------       -----------       -----------       -----------
Discontinued operations:
   Income (loss) from discontinued operations                                                       3,712,884           (87,750)

Net income (loss)                                             $  (256,100)      $  (576,904)      $ 2,851,827       $(2,323,554)
                                                              ===========       ===========       ===========       ===========

Per common share - basic and diluted:
   Loss from continuing operations                            $      (.05)      $      (.10)      $      (.15)      $      (.40)
   Income (loss) from discontinued operations                          --                --               .66              (.02)
                                                              -----------       -----------       -----------       -----------

Net income (loss) per common share                            $      (.05)      $      (.10)      $       .51       $      (.42)
                                                              ===========       ===========       ===========       ===========


Weighted average number of common
   shares outstanding - basic and diluted                       5,590,944         5,504,944         5,584,278         5,504,944



                                CareerEngine Network, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows



                                                                                    Nine Months Ended
                                                                             -------------------------------
                                                                                      September 30,
                                                                             -------------------------------
                                                                                  2002            2001
                                                                              (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Loss from continuing operations                                           $  (861,057)      $(2,235,804)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                            191,818           307,027
        Issuance of common stock for services                                     31,500
        Amortization of debt discount                                             22,326            22,326
        Reversal of fees due to Directors                                        (55,000)
        Gain on fixed assets destroyed in catastrophe                           (152,934)
        Sale of marketable securities, net                                                       1,084,182
        Changes in:
           Accounts and insurance claims receivable                              485,610            99,213
           Other assets                                                           49,315           (88,595)
           Accrued expenses and other liabilities                                (44,970)          (67,321)
           Deferred grant revenue                                                291,827
                                                                             -----------       -----------
Cash (used in) continuing operations                                             (41,565)         (878,972)
Cash provided by discontinued operations                                         200,000
                                                                             -----------       -----------

              Net cash  provided by (used in) operating activities               158,435          (878,972)
                                                                             -----------       -----------
Cash flows from investing activities:
   Proceeds from surrender of life insurance policies                                              226,390
                                                                             -----------       -----------
Cash provided by continuing operations                                                             226,390
                                                                             -----------       -----------
              Net cash provided by investing activities                                            226,390
                                                                             -----------       -----------

Increase (decrease) in cash and cash equivalents                                 158,435          (652,582)
Cash and cash equivalents at beginning of period                                 200,782         1,126,358
                                                                             -----------       -----------

Cash and cash equivalents at end of period                                   $   359,217       $   473,776
                                                                             ===========       ===========


Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                             $    72,000       $   288,000
        Income taxes                                                         $     5,250       $   216,843

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
                                                                 ---------
                                                                 $ 356,531
                                                                 =========

     In April 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a gain ($152,934 for the nine-month period ended September 30, 2002) on assets destroyed due to this catastrophe.

     The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. The ultimate insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time, however, the Company has received $12,416 on claims submitted with regard to extra expenses and has recorded such amount as a reduction of the expense incurred. The insurance proceeds received in April 2002 ($50,000) and those claims still outstanding under the record re-creation insurance policy provisions of the Company will be sufficient to recover the Company's related costs ($65,000).

     In addition, the Company has applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have various restrictions that could require their repayment (e.g., the Company temporarily suspending its business due to the events of September 11th and not resuming its operations in one year, or relocating a substantial portion its operations outside of New York City for a period of three years). Until such time as the grant restrictions shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements.

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

     In the opinion of management, the unaudited financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. The financial statements as of September 30, 2002 and for the three months and nine months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at September 30, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has implemented a cost reduction strategy. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

     Derivative Financial Instruments
     --------------------------------

     As part of its investment strategies to profit from anticipated market movements, the Company maintained trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions were reported at fair value, and changes in fair value are reflected in operations as they occurred. The Company realized net gains from derivatives sold in the three-month and nine-moth periods ended September 30, 2001 of approximately $420,000. Such amounts are included in income on securities transactions in the accompanying statements of operations. At September 30, 2002 and for the three-month and nine-month periods then ended, no derivative financial instruments were held by the Company.

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

     Income  (loss)  from  discontinued   operations  for  the  three-month  and
     nine-month periods ended September 30, 2002 and 2001 are as follows:



                                         Three Months                         Nine Months
                                 ------------------------------      ------------------------------
                                            Ended                               Ended
                                         September 30,                       September 30,
                                 ------------------------------      ------------------------------
                                      2002              2001             2002              2001
                                      ----              ----             ----              ----
Revenues:
    Rental income                $                  $ 3,749,130      $ 1,249,710       $ 7,498,260
    Gain on extinguishment
      of debt                                                          3,512,884

    Common membership                                                    294,755
                                 -----------        -----------      -----------       -----------
      interest transfer fee                           3,749,130        5,057,349         7,498,260
                                 -----------        -----------      -----------       -----------
Expenses:
    Interest                                          3,749,130        1,249,710         7,498,260
    Other                                                                 94,755            87,750
                                 -----------        -----------      -----------       -----------
                                                      3,749,130        1,344,465         7,586,010
                                 -----------        -----------      -----------       -----------
                                 $        --        $        --      $ 3,712,884       $   (87,750)
                                 ===========        ===========      ===========       ===========


4.   Litigation
     ----------

     The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $140,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

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

     Interest accrued on debentures payable, relating to the periods April 1, 2002 through June 30, 2002 (due July 1, 2002) and July 1, 2002 through September 30, 2002 (due October 1, 2002), aggregating $144,000 has not been paid to date.

6.   Income Taxes
     ------------

     Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a technical review by special tax counsel of the tax deficiency and related interest, management of the Company believes that there may be a basis for its reduction. Management is actively pursuing such a reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At September 30, 2002, the outstanding balance of the liability amounted to $897,792 including related additional state and local taxes and interest.

7.   Capital Contribution and Director Fees
     --------------------------------------

     As of March 31, 2002, significant shareholders of the Company, who are also Directors and Officers, have agreed to permanently forego $266,250 of compensation earned by them during 2001 and 2000. These individuals, subject to change upon further notice, are currently performing their Company functions without compensation. The amount of the forgone salaries through December 31, 2001 has been reflected in the financial statements as contributions to the capital of the Company during the nine-month period ended September 30, 2002.

     In addition, at March 31, 2002, the Company's five outside directors have similarly agreed to forego previously accrued and unpaid directors' fees earned through December 31, 2001 and agreed to forgo future compensation until further notice. The reversal of previously accrued fees has been reflected in the Company's Statement of Operations for the nine-month period ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General
     -------

     The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed.

     Since the attack, the Company's management had been preoccupied with the relocation and reestablishment of its business, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. As of the date hereof, the Company has re-established all its operations at its new offices located at 200 West 57th Street, Suite 1103, New York, NY 10019. It has also recreated all its critical accounting records lost due to the catastrophe. In April 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a gain ($152,934 for the nine-month period ended September 30, 2002) on assets destroyed due to this catastrophe.

     The Company also has insurance for lost business income, extra expenses related to the catastrophe, and record re-creation. The ultimate insurance proceeds expected from the lost business income and extra expense insurance policy provisions are indeterminable by the Company at this time, however, the Company has received $12,416 on claims submitted with regard to extra expenses and has recorded such amount as a reduction of the expense incurred. The insurance proceeds received in April 2002 ($50,000) and those claims still outstanding from the record re-creation insurance policy provisions of the Company will be sufficient to recover the Company's related costs ($65,000).

     In addition, the Company has applied for numerous governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have various restrictions that could require its repayment (e.g., the Company temporarily suspending its business due to the events of September 11th and not resuming its operations in one year, or relocating a substantial portion its operations outside of New York City for a period of three years). Until such time as the grant restrictions shall no longer apply, the grants will be recorded a liability of the Company. Upon the satisfaction of the restrictions, the Company will remove the liability and record grant income on its financial statements.

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

     Critical Accounting Policies
     ----------------------------

     The Company's condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2002.

     A significant judgment made by management in the preparation of the Company's financial statements is the determination of the allowance for doubtful accounts. This determination is made periodically in the ordinary course of accounting.

     Forward Looking Statements
     --------------------------

     Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

A.   Results of Operations:
     ----------------------

     Three-Month Period Ended September 30, 2002 Compared to the Three-Month Period Ended September 30, 2001

     Revenues

     Total  revenues  from  continuing  operations  decreased to $59,349 for the
     three-month   period  ended  September  30,  2002  from  $143,627  for  the three-month period ended September 30, 2001.

     Service fee income decreased to $58,702 for the three-month period ended September 30, 2002 from $138,923 for the three-month period ended September 30, 2001 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

     Interest income decreased to $647 for the three-month period ended September 30, 2002 from $4,704 for the three-month period ended September 30, 2001 due to the reduced amount of funds available for investment and lower interest rates.

     Expenses

     Total  expenses from  continuing  operations  decreased to $315,449 for the
     three-month   period  ended  September  30,  2002  from  $720,531  for  the three-month period ended September 30, 2001.

     Compensation and related costs decreased to $134,256 for the three-month period ended September 30, 2002 from $373,626 for the three-month period ended September 30, 2001. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000 and the cessation of two officers' salaries as of December 31, 2001.

     Advertising expense decreased to nil for the three-month period ended September 30, 2002 from $4,649 for the three-month period ended September 30, 2001 as CareerEngine, Inc. continued its cost reduction program, focused primarily on compensation and advertising related expenditures.

     General  and   administrative   expenses   decreased  to  $86,352  for  the
     three-month   period  ended  September  30,  2002  from  $263,064  for  the three-month period ended September 30, 2001 due primarily to the significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

     Operating Loss

     On a pre-tax basis, we had a loss of $256,100 for the three-month period ended September 30, 2002 from continuing operations compared with a loss of $576,904 for the three-month period ended September 30, 2001 from continuing operations due to the expenses associated with CareerEngine, Inc.

     Our loss from continuing operations and net loss for the three-month period ended September 30, 2002 was $256,100 compared with a loss from continuing operations and net loss of $576,904 for the three-month period ended September 30, 2001. For the three-month period ended September 30, 2002, loss per common share from continuing operations and net loss per common share, basic and diluted, was $.05 per share. For the three-month period ended September 30, 2001, loss per common share from continuing operations and net loss per common share, basic and diluted, was $.10 per share.

     Nine-Month Period Ended September 30, 2002 Compared to the Nine-Month Period Ended September 30, 2001

     Revenues

     Total revenues from continuing operations decreased to $193,504 for the nine-month period ended September 30, 2002 from $1,154,447 for the nine-month period ended September 30, 2001.

     Service fee income decreased to $191,818 for the nine-month period ended September 30, 2002 from $712,864 for the nine-month period ended September 30, 2001 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

     Income on securities transactions, net decreased to nil for the nine-month period ended September 30, 2002 from $420,253 for the nine-month period ended September 30, 2001 due to the cessation of cash management and investing activities effective April 1, 2001. This revenue category included the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

     Interest income decreased to $1,686 for the nine-month period ended September 30, 2002 from $21,330 for the nine-month period ended September 30, 2001 due to the reduced amount of funds available for investment and lower interest rates.

     Expenses

     Total expenses from continuing operations decreased to $1,257,245 for the nine-month period ended September 30, 2002 from $3,380,051 for the nine-month period ended September 30, 2001.

     Compensation and related costs decreased to $490,759 for the nine-month period ended September 30, 2002 from $1,687,871 for the nine-month period ended September 30, 2001. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000 and the cessation of two officers' salaries as of December 31, 2001.

     Advertising expense decreased to $10,000 for the nine-month period ended September 30, 2002 from $255,898 for the nine-month period ended September 30, 2001 as CareerEngine, Inc. continued its cost reduction program, which focused primarily on compensation and advertising related expenditures.

     General  and   administrative   expenses  decreased  to  $472,910  for  the
     nine-month period ended September 30, 2002 from $1,126,206 for the nine-month period ended September 30, 2001 due primarily to the significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

     Other Items

     Gain on fixed assets destroyed in catastrophe increased to $152,934 for the nine-month period ended September 30, 2002 from nil for the nine-month period ended September 30, 2001 due to the destruction of the World Trade Center where the Company was headquartered.

     Reversal of Directors fees increased to $55,000 for the nine-month period ended September 30, 2002 from nil for the nine-month period ended September 30, 2001. This amount relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice.

     Operating Loss

     On a pre-tax basis, we had a loss of $855,807 for the nine-month period ended September 30, 2002 from continuing operations compared with a loss of $2,225,604 for the nine-month period ended September 30, 2001 from continuing operations due to the expenses associated with CareerEngine, Inc.

     Our loss from continuing operations for the nine-month period ended September 30, 2002 was $861,057 compared with a loss from continuing operations of $2,235,804 for the nine-month period ended September 30, 2001. For the nine-month period ended September 30, 2002, loss per common share from continuing operations, basic and diluted, was $.15 per share. For the nine-month period ended September 30, 2001, loss per common share from continuing operations, basic and diluted, was $.40 per share.

     Our income from discontinued operations for the nine-month period ended September 30, 2002 was $3,712,884 compared with a loss from discontinued operations of $87,750 for the nine-month period ended September 30, 2001 due primarily to the transfer of title to the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain representing the excess of liabilities over the carrying value of the theaters. For the nine-month period ended September 30, 2002, income per common share from discontinued operations, basic and diluted, was $.66 per share. For the nine-month period ended September 30, 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share.

     Our net income for the nine-month period ended September 30, 2002 was $2,851,827 compared with a net loss of $2,323,554 for the nine-month period ended September 30, 2001. For the nine-month period ended September 30, 2002, net income per common share, basic and diluted, was $.51 per share. For the nine-month period ended September 30, 2001, net loss per common share, basic and diluted, was $.42 per share.

B.   Liquidity and Capital Resources
     -------------------------------

     The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at September 30, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in fiscal year 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. However, the Company has been notified that, subject to procedural requirements of the American Stock Exchange, its stock may be delisted. There is no assurance that the Company will obtain additional financing or achieve profitable operations or cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

     Our cost reduction strategy since December 14, 2000 has primarily consisted of an 84% staff reduction, and the effective elimination of our advertising expenditure.

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

     We do not have any material commitments for capital expenditures as of September 30, 2002.

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

     On April 16, 2002 the Company submitted to the Exchange its detailed plan to regain compliance. The Exchange approved the Company's plan on June 7, 2002. The plan is subject to periodic monitoring by the Exchange. Assuming the Company reasonably achieves its scheduled financial milestones as determined by the Exchange, the Company will have until December 31, 2002 to regain compliance with the continuing listing requirements of the Exchange. If the Company does not reasonably achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000,000 by December 31, 2002, the Company will lose its listing on the Exchange.

     The  Company  is  attempting  to  raise  additional   financing  to  regain
     compliance.   Furthermore,   the   Company  is  actively   pursuing   other
     alternatives as well so as to maintain its listing on the Exchange.

D.   Inflation

     The Company believes that inflation does not significantly impact its current operations.


Item 3. Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer of the Company have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $140,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses in the Company's financial statements.


Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit 99.1: Certification of the Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Exhibit 99.2: Certification of the Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

          A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the nine months ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAREERENGINE NETWORK, INC.



                                  /s/ George W. Benoit
                                  ------------------------------------------
Date: November 14, 2002           George W. Benoit, Chairman of the Board
                                  of Directors, President, and Chief Executive
                                  Officer




                                  /s/ Anthony S. Conigliaro
                                  ------------------------------------------
Date: November 14, 2002           Anthony S. Conigliaro, Vice President and
                                  Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George W. Benoit, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report of the Registrant;

2. To the best of my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by the Report;

3. To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which the Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

     c) presented in the Report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  /s/ George W. Benoit
                                  --------------------------------------------
Date: November 14, 2002           George W. Benoit, Chairman of the Board
                                  of Directors, President, and Chief Executive
                                  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony S. Conigliaro, Vice President and Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.   I have reviewed the Report of the Registrant;

2. To the best of my knowledge, the Report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by the Report;

3. To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the periods in which the Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

     c) presented in the Report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /s/ Anthony S. Conigliaro
                                    ------------------------------------------
Date: November 14, 2002             Anthony S. Conigliaro, Vice President and
                                    Chief Financial Officer