Form 10KSB
CAREERENGINE NETWORK INC
filed 2003-04-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

      For the fiscal year ended December 31, 2002

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

      For the transition period from __________ to __________

      Commission file number l-9224

                           CAREERENGINE NETWORK, INC.
                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                                       13-2689850
      (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

200 West 57th Street, Suite 1103, New York, NY.                   10022
  (Address of Principal Executive Offices)                      (Zip Code)

                                  212-775-0400
                (Issuer's Telephone Number, including Area Code)

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

Yes |X| No |_|

                            (Cover page 1 of 2 pages)

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for 2002, its most recent fiscal year, were $240,048.

      As of March 31, 2003, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $2,795,000.

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                       Outstanding at March 31, 2003

   Common stock - par value $.10                      5,590,944

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

      In August 2000, we discontinued our merchant banking operations, which consisted of our real estate project with Carmike Cinemas, Inc., and our financial consulting operations. Accordingly, our remaining operations, as stated above, are solely from our e-recruiting activities. Our financial resources and our management's efforts are currently focused on this segment and raising capital.

      Our Continuing Operations

      E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide e-recruiting services.

      Our Network Division operates 6 portal career sites organized by specific job function and diversity and one general board.

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

      We derive a significant number of job postings through independent distributors. These distributors include major online and offline recruitment advertising firms and major recruitment and placement agencies that seek a variety of websites, both category specific and broad based, to post their clients' job openings. Some of our distributors include Bernard Hodes, TMP Worldwide, Shaker Advertising and Dice.

      Among the services provided to employers and recruiters on our network is the opportunity to access our confidential resume database containing resumes placed on our category specific websites by job seekers. These resumes are furnished to them with built-in safeguards to protect the privacy concerns of applicants.

      Revenue from the CareerEngine Network Division is derived from job placement advertisements, outsourced job seeker services and resume database access.

            Our CareerEngine Solutions Division

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

      General

      The Company was incorporated under the laws of the State of Delaware in 1968. It maintains offices at 200 West 57th Street, Suite 1103, New York, New York 10019 and its telephone number is (2l2) 775-0400.

      Unless the context requires otherwise, the term "Company," "our," or "we" refers to CareerEngine Network, Inc. and its wholly-owned subsidiaries:
      CareerEngine, Inc.; Snider, Williams & Co., Inc.; Randolph, Hudson & Co., Inc.; Shaw Realty Company, Inc.; Helmstar Funding, Inc.; Burrows, Hayes Company, Inc.; Dover, Sussex Company, Inc.; Housing Capital Corporation; Randel, Palmer & Co., Inc.; Parker, Reld & Co., Inc., McAdam, Taylor & Co., Inc.; Ryan, Jones & Co., Inc.; Advanced Digital Networks, Inc.; A.E. Lander Corp. (formerly Alexander Edwards International, Inc.); and Matthews & Wright, Inc. The above companies, other than CareerEngine, Inc., are currently operationally inactive.

      As of March 31, 2003, the Company had 6 employees.

      Competition

      The market for online recruiting services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new websites and add content at relatively low costs within relatively short time periods. We expect competition to persist and intensify and the number of competitors to increase significantly in the future. We compete against large online recruiting services that operate "generalist sites" that offer single database job boards, such as Monster.com, HotJobs.com, CareerBuilder.com, as well as corporate Internet sites, and not-for-profit websites operated by individuals, educational institutions and governmental agencies. We also compete against some companies that offer one or more specific career sites oriented toward the community served by one or more of our vertical career sites, and with an increasing number of companies offering ASP services that construct, host and maintain career centers for individual corporations, professional associations and other organizations. In addition to this online competition, we compete against a variety of companies that provide similar content through one or more media, such as classified advertising, radio and television. Many of our current and potential competitors, including those mentioned above, have significantly greater financial, technical and marketing resources, longer operating histories, better name recognition and more experience than we do. Many of our competitors also have established relationships with employers, recruiters and other job posters.

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

      On April 16, 2002 the Company submitted to the Exchange its detailed plan to regain compliance. The Exchange approved the Company's plan on June 7, 2002. The plan is subject to periodic monitoring by the Exchange. Assuming the Company reasonably achieves its scheduled financial milestones as determined by the Exchange, the Company will have until December 31, 2002 to regain compliance with the continuing listing requirements of the Exchange. If the Company does not reasonably achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000,000 by December 31, 2002, the Company may lose its listing on the Exchange. The Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock can be delisted imminently.

      The Company is considering entering into a transaction with certain selling parties with whom it previously signed a letter of intent to acquire two entities and an intangible asset. The letter of intent has expired but the Company is attempting to finalize such business combination. The Company is considering the issuance of a combination of its securities including its preferred stock, warrants, and notes payable as consideration. The execution of such purchase agreement would depend, but is not limited to, the Company's ability to raise appropriate amounts of capital, and maintain its listing on the American Stock Exchange.

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

Item 2. Description of Property.

            The Company currently leases, on a month-to-month basis, approximately 1,500 square feet of office space at Suite 1103, 200 West 57th Street in New York City at a monthly rental rate of $5,000. This rental arrangement expires April 2003. The Company is currently negotiating to lease approximately 1,000 square feet of space in New York City at a base rental rate not to exceed $2,500 per month on a one or two year basis.

Item 3. Legal Proceedings.

      The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

      Exchange Listing:

      The common stock of CareerEngine Network, Inc. is listed on the American Stock Exchange and the Pacific Exchange (trading symbol CNE).

      The approximate number of recordholders of Common Stock as of March 31, 2003 was 220.

      Equity Sale Prices:

                                            Common Stock
                                            ------------
                               High Sales Price        Low Sales Price
                               ----------------        ---------------

               2001

           1st Quarter              1.8125                   0.60
           2nd Quarter              1.2                      0.45
           3rd Quarter               .75                     0.15
           4th Quarter              2.00                     0.50

               2002

           1st Quarter              1.40                     0.60
           2nd Quarter              0.57                     0.16
           3rd Quarter              0.34                     0.16
           4th Quarter              0.56                     0.10

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

      Private Issuance of Company Securities:

      None.

Item 6. Management's Discussion and Analysis.

      Summary Financial Information

      The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Annual Report in Form 10-KSB.

                                               Year Ended December 31,
                                               -----------------------
                                                2002               2001
                                                ----               ----
                                             (In thousands, except per
                                                     share data)
      Statement of Operations Data
      Revenues                              $       240       $     1,243
      Net income (loss)                     $     1,597       $    (2,786)
      Net income per common share           $       .29       $      (.51)
      Weighted average number
      of shares                               5,585,944         5,514,775

                                                    December 31,
                                                    ------------
                                                2002               2001
                                                ----               ----
                                                   (in thousands)

      Balance Sheet Data
      Working capital                       $    (3,640)      $    (4,690)
      Total assets                          $       316       $     1,250
      Total liabilities                     $     4,214       $     7,043
      Capital deficit                       $    (3,898)      $    (5,793)

      General

      The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed.

      Since the attack, the Company's management has been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a $152,934 gain on assets destroyed due to this catastrophe.

      The Company also had insurance coverage for other than assets destroyed. The remaining outstanding insurance claims at December 31, 2002 of approximately $64,000 were received in January 2003.

      In addition, the Company had applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have various restrictions that could require their repayment (e.g., the Company temporarily suspending its business due to the events of September 11th and not resuming its operations in one year, or relocating a substantial portion its operations outside of New York City for a period of three years). Until such time as the grant restrictions shall no longer apply, the grants have been classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above conditions are not satisfied.

      In August 2000, we discontinued our merchant banking operations, which consisted of our real estate project with Carmike Cinemas, Inc., and our financial consulting operations. Accordingly, our remaining operations are solely from our e-recruiting segment. Our financial resources and our management's efforts are now focused on this segment and raising capital.

      E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide on- and off-line companies with products and services addressed to meeting on-line recruiting problems.

      Critical Accounting Policies

      The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in to the Company's financial statements included in this Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the year ended December 31, 2002.

      A significant judgment made by management in the preparation of the Company's financial statements is the determination of the allowance for doubtful accounts. This determination is made periodically and adjusted as necessary.

      Forward Looking Statements

      Certain statements in this Annual Report on Form 10-KSB constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

A.    Results of Operations: 2002 Compared to 2001

      Revenues

      Total revenues from continuing operations decreased to $240,048 in 2002 from $1,242,980 in 2001.

      Service fee income decreased to $237,800 in 2002 from $796,870 in 2001 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001 due to the significant downturn in the online technology sector.

      Income on securities transactions, net decreased to nil in 2002 from $420,253 in 2001 due to the cessation of cash management and investing activities effective April 1, 2001. This revenue category included the net profit from our cash management and our investing in futures, puts, calls, municipals and other securities.

      Interest income decreased to $2,248 in 2002 from $25,857 in 2001 due to the reduced amount of funds available for investment and lower interest rates.

      Costs and Expenses

      Total costs and expenses from continuing operations decreased to $2,558,178 in 2002 from $3,931,317 in 2001.

      Compensation and related costs decreased to $580,145 in 2002 from $1,970,411 in 2001. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000 and the reduction of two officers' salaries as of December 31, 2001.

      Advertising expense decreased to $10,000 in 2002 from $244,490 in 2001 as CareerEngine, Inc. continued its cost reduction program, which focused primarily on compensation and advertising related expenditures.

      General and administrative expenses decreased to $927,367 in 2002 from $1,330,494 in 2001 as the Company continued its cost reduction program. General and administrative expenses in 2002 include a $320,350 charge incurred relating to the write-off of all remaining deferred financing costs pertaining to the Company's debentures payable.

      Interest expense increased to $1,040,666 in 2002 from $385,922 in 2001 primarily due to the Company's recognition of all of the remaining unamortized debt discount relating to its debentures payable as interest expense.

      Other Items

      Gain on insurance claim for fixed assets destroyed in catastrophe consisting of $152,934 in 2002 relates to insurance proceeds in excess of carrying costs due to the destruction of the World Trade Center where the Company was headquartered.

      Reversal of Directors fees of $55,000 in 2002 relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice.

      Operating Loss

      Our loss from continuing operations in 2002 was $2,115,446 compared with a loss from continuing operations of $2,697,857 in 2001. In 2002, loss per common share from continuing operations, basic and diluted, was $.37 per share. In 2001, loss per common share from continuing operations, basic and diluted, was $.49 per share.

      Our income from discontinued operations in 2002 was $3,712,884 compared with a loss from discontinued operations of $87,750 in 2001 due primarily to the transfer of title of the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain representing the excess of liabilities over the carrying value of the theaters. In 2002, income per common share from discontinued operations, basic and diluted, was $.66 per share. In 2001, loss per common share from discontinued operations, basic and diluted, was $.02 per share.

      Our net income in 2002 was $1,597,438 compared with a net loss of $2,785,607 in 2001. In 2002, net income per common share, basic and diluted, was $.29 per share. In 2001, net loss per common share, basic and diluted, was $.51 per share. All outstanding options and warrants were not dilutive.

B.    Liquidity and Capital Resources

      The Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, has a working capital deficit and at December 31, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in the first quarter of fiscal year 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and is continuing a cost reduction strategy. However, the Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock can be delisted imminently.

      There is no assurance that the Company will obtain additional financing or achieve profitable operations or positive cash flows. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

      Our cost reduction strategy since December 14, 2000 has primarily consisted of more than a 90% staff reduction, and the effective elimination of our advertising expenditures.

      Historically, we have sustained our operations primarily from the use of our own financial resources, the net proceeds generated from our cash management activities, and from the proceeds of the private financing of units completed in June and August 2000. We are seeking sources of financing, most likely from one or more additional public or private equity or debt offerings. We currently have no commitments for any additional funding. We may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Should the Company not be able to raise additional financing or should it lose its American Stock Exchange listing, it might have to cease operations.

      We do not have any material commitments for capital expenditures as of December 31, 2002.

C.    American Stock Exchange

      The Company received a letter dated March 15, 2002 from the Exchange (the "Letter") indicating that the Company is not in compliance with the Exchange's continuing listing requirements in that the Company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years and its Stockholders' Equity is less than $4,000,000.

      On April 16, 2002 the Company submitted to the Exchange its detailed plan to regain compliance. The Exchange approved the Company's plan on June 7, 2002. The plan is subject to periodic monitoring by the Exchange. Assuming the Company reasonably achieves its scheduled financial milestones as determined by the Exchange, the Company will have until December 31, 2002 to regain compliance with the continuing listing requirements of the Exchange. If the Company does not reasonably achieve its scheduled financial milestones as determined by the Exchange, or its Stockholders' Equity does not equal or exceed $4,000,000 by December 31, 2002, the Company may lose its listing on the Exchange. The Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock can be delisted imminently.

      The Company is considering entering into a transaction with certain selling parties with whom it previously signed a letter of intent to acquire two entities and an intangible asset. The letter of intent has expired but the Company is attempting to finalize such business combination. The Company is considering the issuance of a combination of its securities including its preferred stock, warrants, and notes payable as consideration. The execution of such purchase agreement would depend, but is not limited to, the Company's ability to raise appropriate amounts of capital, and maintain its listing on the American Stock Exchange.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
CareerEngine Network, Inc.
New York, New York


We have audited the accompanying consolidated balance sheet of CareerEngine Network, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in capital deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of CareerEngine Network, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial losses, sustained operating cash outflows, and at December 31, 2002 has a capital deficit from continuing operations and anticipates that such conditions will continue in fiscal year 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Eisner LLP

New York, New York
April 9, 2003

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2002

ASSETS

Current:
   Cash and cash equivalents                                         $    183,200
   Accounts receivable, net                                                35,144
   Insurance claims receivable                                             63,912
                                                                     ------------
      Total current assets                                                282,256
Fixed assets, net                                                          33,250
                                                                     ------------
                                                                     $    315,506
                                                                     ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                             $    392,307
   Interest payable                                                       216,000
   Debentures payable (Note E)                                          2,400,000
   Tax assessment payable (Note C)                                        913,461
                                                                     ------------
      Total current liabilities                                         3,921,768

Deferred grant revenue                                                    291,827
                                                                     ------------
                                                                        4,213,595
                                                                     ------------

Commitments and contingencies (Note I)

CAPITAL DEFICIT

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,829,600 shares issued                                                682,960
Paid-in surplus                                                        16,290,691
Accumulated deficit                                                   (17,998,640)
                                                                     ------------
                                                                       (1,024,989)
Less treasury stock, at cost - 1,238,656 shares                        (2,873,100)
                                                                     ------------
                                                                       (3,898,089)
                                                                     ------------
                                                                     $    315,506
                                                                     ============


See notes to financial statements                                            F-3

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                 Year Ended December 31,
                                                                              -----------------------------
                                                                                  2002              2001
                                                                              -----------       -----------
Revenue:
   Service fee income                                                         $   237,800       $   796,870
   Income on securities transactions                                                                420,253
   Interest income                                                                  2,248            25,857
                                                                              -----------       -----------

                                                                                  240,048         1,242,980
                                                                              -----------       -----------

Costs and Expenses:
   Compensation and related costs                                                 580,145         1,970,411
   Advertising                                                                     10,000           244,490
   General and administrative                                                     927,367         1,330,494
   Interest                                                                     1,040,666           385,922
                                                                              -----------       -----------

                                                                                2,558,178         3,931,317
                                                                              -----------       -----------

Loss from continuing operations before items shown below                       (2,318,130)       (2,688,337)
Gain on insurance claim for fixed assets destroyed in catastrophe                 152,934
Reversal of Director fees accrual                                                  55,000
                                                                              -----------       -----------

Loss from continuing operations before income taxes                            (2,110,196)       (2,688,337)
Income tax provision                                                                5,250             9,520
                                                                              -----------       -----------

Loss from continuing operations                                                (2,115,446)       (2,697,857)

Discontinued operations:
   Income (loss) from discontinued operations                                   3,712,884           (87,750)
                                                                              -----------       -----------

Net income (loss)                                                             $ 1,597,438       $(2,785,607)
                                                                              ===========       ===========

Per common share - basic and diluted:
   Loss from continuing operations                                            $      (.37)      $      (.49)
   Income (loss) from discontinued operations                                         .66              (.02)
                                                                              -----------       -----------

Net income (loss) per common share                                            $       .29       $      (.51)
                                                                              ===========       ===========

Weighted average number of common shares outstanding - basic and diluted        5,585,944         5,514,775
                                                                              ===========       ===========


See notes to financial statements                                            F-4

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Capital Deficit

Years ended December 31, 2002 and 2001
                                          Common Stock                                          Treasury Stock
                                     -----------------------     Paid-in       Accumulated   ------------------------
                                       Shares       Amount       Surplus         Deficit      Shares       Amount          Total
                                     ----------   ----------  -------------   -------------  ---------   ------------  -------------
Balance - January 1, 2001             6,749,600   $  674,960  $  16,022,187   $(16,810,471)  1,305,594   $(3,028,396)  $ (3,141,720)

Common stock issued for services,
   at market value                       20,000        2,000         25,000                                                  27,000
Issuance of common stock in
   connection with the exercise
   of stock options                      20,000        2,000         11,000                                                  13,000
Treasury stock issued for services,
   at fair value                                                    (61,246)                   (66,938)      155,296         94,050
Net loss                                                                        (2,785,607)                              (2,785,607)
                                     ----------   ----------  -------------   ------------   ---------   -----------   ------------

Balance - December 31, 2001           6,789,600   $  678,960  $  15,996,941   $(19,596,078)  1,238,656   $(2,873,100)  $ (5,793,277)
Common stock issued for services,
   at market value                       40,000        4,000         27,500                                                  31,500
Capital contributions by officers,
   directors and stockholders
   in the form of compensation
   forgiveness                                                      266,250                                                 266,250
Net income                                                                       1,597,438                                1,597,438
                                     ----------   ----------  -------------   ------------   ---------   -----------   ------------

Balance - December 31, 2002           6,829,600   $  682,960  $  16,290,691   $(17,998,640)  1,238,656   $(2,873,100)  $ (3,898,089)
                                     ==========   ==========  =============   ============   =========   ===========   ============


See notes to financial statements                                            F-5

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                Year Ended December 31,
                                                                             -----------------------------
                                                                                 2002              2001
                                                                             -----------       -----------
Cash flows from operating activities:
   Loss from continuing operations                                           $(2,115,446)      $(2,697,857)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                            534,239           366,432
        Issuance of common and treasury stock for services                        31,500           121,050
        Reversal of fees due to Directors                                        (55,000)
        Gain on fixed assets destroyed in catastrophe                           (152,934)
        Sale of marketable securities, net                                                       1,084,182
        Amortization of debt discount                                            691,748            29,768
        Changes in:
           Accounts and insurance claims receivable                              471,451           102,867
           Other assets                                                           63,815           (26,621)
           Accrued expenses and other liabilities                                 21,218            75,863
           Deferred grant revenue                                                291,827
                                                                             -----------       -----------
Cash (used in) continuing operations                                            (217,582)         (944,316)
Cash provided by (used in) discontinued operations                               200,000           (87,750)
                                                                             -----------       -----------

              Net cash (used in) operating activities                            (17,582)       (1,032,066)
                                                                             -----------       -----------

Cash flows from investing activities:
   Proceeds from surrender of life insurance policies                                              226,390
   Disposal of computer equipment                                                                    4,080
   Purchase of furniture and equipment                                                              (1,722)
                                                                             -----------       -----------
Cash provided by continuing operations                                                             228,748
                                                                             -----------       -----------

              Net cash provided by investing activities                                            228,748
                                                                             -----------       -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                          13,000
   Principal payments in reduction of tax assessment payable                                      (135,258)
                                                                             -----------       -----------
Cash (used in) continuing operations                                                              (122,258)
                                                                             -----------       -----------

              Net cash (used in) financing activities                                             (122,258)
                                                                             -----------       -----------

Decrease in cash and cash equivalents                                            (17,582)         (925,576)
Cash and cash equivalents at beginning of year                                   200,782         1,126,358
                                                                             -----------       -----------

Cash and cash equivalents at end of year                                     $   183,200       $   200,782
                                                                             ===========       ===========

Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the year for:
        Interest                                                             $    72,000       $   356,154
        Income taxes                                                         $     5,250       $     9,520

Noncash investing and financing activities:

        See Note J


See notes to financial statements                                            F-6

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE A - THE COMPANY

CareerEngine Network, Inc. (the "Company") is engaged in the e-recruiting (online) business through its subsidiary CareerEngine, Inc., which was formed in 1998 and commenced revenue producing operations in the fourth quarter of 1999. CareerEngine Network, Inc. through other subsidiaries was also engaged in merchant banking activities concentrating on real estate projects and also provided financial consulting services. On August 16, 2000, the Board of Directors of CareerEngine Network, Inc. decided to discontinue such operations and accordingly, the accompanying consolidated financial statements reflect the merchant banking activities and financial consulting services as discontinued operations. The Company's sole operating segment is the e-recruiting business, which provides services.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, has a working capital deficit and at December 31, 2002 has a capital deficiency. Management believes that such losses and negative operating cash flows will continue in the first quarter of calendar year 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. However, the Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock can be delisted imminently. There is no assurance that the Company will obtain additional financing or achieve profitable operations or generate possible cash flow. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

Catastrophe on September 11, 2001

The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. With the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed (see Note D).

Subsequent to September 11, 2001, the Company's management has been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims, with the assistance of a risk manager, with its insurers, and seeking sources of financing.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO CONTINUING OPERATIONS

[1]   Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

[3]   Depreciation and amortization:

      Furniture, fixtures and equipment were being depreciated using the straight-line method over estimated lives of three to seven years. Leasehold improvements were amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives. Computer equipment is being depreciated on a straight-line basis over an estimated life of three years.

[4]   Cash and cash equivalents:

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2002, cash equivalents consist principally of an investment of approximately $151,000 in a money market account.

[5]   Net income (loss) per share:

      Basic and diluted net loss per share is computed based upon the weighted average number of common shares outstanding during each year. Based on losses recognized from continuing operations, outstanding stock options, warrants and convertible debentures did not have an effect on the computation as they were anti-dilutive.

[6]   Income taxes:

      Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 2002 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
         CONTINUING OPERATIONS (CONTINUED)

[7]   Derivative financial instruments:

      As part of its investment strategies to profit from anticipated market movements, the Company maintained trading positions in a variety of derivative financial instruments consisting principally of futures contracts in treasuries, stocks and municipal securities. All positions were reported at fair value, and changes in fair value are reflected in operations as they occurred. The Company realized net gains from derivatives sold in 2002 and 2001 were de minimus and $420,000, respectively. Such amounts are included in income on securities transactions in the accompanying statements of operations. At December 31, 2002, no derivative financial instruments were held by the Company and the average fair value of such instruments held during the years was not material.

[8]   Stock-based compensation:

      We apply the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation has been recognized in the financial statements with respect to employee and director grants of options and warrants issued with an exercise price at or above the fair market value of the stock on the grant date. Since options to be awarded can vest over several years, the pro forma results noted below are not necessarily representative of the effects on future years of the application of the fair value method. Had compensation costs for such options and warrants been determined based on the fair value approach promulgated by SFAS No. 123 "Accounting for Stock Based Compensation", our net loss applicable to Common Stock would have been as follows.

                                           For the year ended December 31,
                                           -------------------------------
                                                2002              2001
                                                ----              ----

      Net income (loss) as reported         $ 1,597,438       $(2,785,607)
      SFAS 123 compensation charge             (213,657)         (307,556)
                                            -----------       -----------
      Proforma net income (loss)            $ 1,383,781       $(3,093,163
                                            ===========       ===========
      Proforma net income (loss)
         per share as reported              $      0.25       $     (0.56)
                                            ===========       ===========

      For the purpose of the above pro forma information, the fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 2001 was $.24. The following weighted-average assumptions were used in computing the fair value of option grants for 2001: weighted-average risk-free interest rate of 3.62%; zero dividend yield; volatility of the Company's Common Stock of 192%; and an expected life of the options range from one to seven years. No stock options were issued in the twelve months ending December 31, 2002.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
         CONTINUING OPERATIONS (CONTINUED)

[9]   Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[10]  Advertising costs:

      Advertising costs are expensed as incurred.

[11]  Software development costs:

      External direct costs of materials and services incurred to develop the Company's website during the application development stage were capitalized. There were no such costs during the years ended December 31, 2002 and 2001, respectively. These costs are being amortized using the straight-line method over an estimated useful life of three years.

[12]  Impairment of long-lived assets:

      Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the years ended December 31, 2002 and 2001.

[13]  Deferred financing costs:

      Deferred financing costs were being amortized on a straight-line basis over the term of the debentures. (See Note E.)

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
         CONTINUING OPERATIONS (CONTINUED)

[14]  Recent accounting pronouncements:

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either had been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Tax Force ("EITF") Issue 94-3, "Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provision of SFAS 146 but expects that they will not have a material impact on the Company's results of operations and financial position upon adoption.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE B - SIGNIFICANT ACCOUNTING POLICIES APPLICABLE TO
         CONTINUING OPERATIONS (CONTINUED)

[14]  Recent accounting pronouncements (continued)

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements and has determined not to adopt the fair value method for stock based compensation.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

NOTE C - INCOME TAXES

The income tax provision applicable to continuing operations, all of which is current, consists of the following:

                                                           Year Ended
                                                          December 31,
                                                      --------------------
                                                       2002          2001
                                                      ------        ------

      Federal                                         $   --        $   --
      State and local franchise taxes                  5,250         9,520
                                                      ------        ------

                                                      $5,250        $9,520
                                                      ======        ======

At December 31, 2002, the Company has a net operating loss carryforward for federal income tax purposes of approximately $31,596000, which expires in the years 2005 through 2022.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE C - INCOME TAXES (CONTINUED)

The Company's deferred tax assets and liabilities consists of the following:


                                                                        ------------       ------------
                                                                            2002               2001*
                                                                        ------------       ------------
      Deferred tax assets:
         Net operating loss carryforward                                $ 14,534,000       $ 12,254,000
         Liability for interest and state taxes related to federal
            tax settlement                                                   232,000            203,000
         Other                                                                16,000            134,000
                                                                        ------------       ------------
            Total deferred tax assets, before valuation allowance         14,782,000         15,650,000
         Valuation allowance                                             (14,782,000)       (14,890,000)
                                                                        ------------       ------------

            Total deferred tax assets                                              0            760,000
      Deferred tax liability:
         Deferred rental income                                                    0           (760,000)
                                                                        ------------       ------------

                                                                        $          0       $          0
                                                                        ============       ============

The valuation allowance (decreased) increased by approximately ($108,000) during 2002 and $1,092,000 during 2001. The decrease in the valuation allowance of $108,000 for the twelve months ended December 31, 2002 results from the increase in the valuation allowance attributable to the deferred tax benefit of approximately $840,000 on the loss from continuing operations and a benefit recognized of $948,000 from discontinued operations.

*The amount of net operating loss carried forwards at December 31, 2001 and the corresponding amount of valuation allowance attributable thereto has been retroactively adjusted to conform to the company's federal tax return.

The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                          Year Ended
                                                                         December 31,
                                                                   ----------------------
                                                                     2002           2001
                                                                   -------        -------
      Statutory rate                                                 (34)%          (34)%
      State and local taxes, net of federal income tax effect        (12)           (12)
      Nondeductible expenses                                           2              1
      Valuation allowance                                             44             45
                                                                   -------        -------

      Effective rate                                                   0 %            0 %
                                                                   =======        =======

The Internal Revenue Service ("IRS") has examined the Company's federal income tax returns for the years 1985 through 1989 and in December 1999 assessed a tax deficiency of $348,000 together with accrued interest of $576,000. During 2002 and 2001, the Company accrued additional interest expense of $60,918 and $68,154, respectively, related to the tax deficiency. Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a technical review by special tax counsel of the tax deficiency and related interest, management of the Company believes that there may be a basis for its reduction. Management is actively pursuing such a

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE C - INCOME TAXES (CONTINUED)

reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At December 31, 2002, the outstanding balance of the liability amounted to $913,000 including related additional state and local taxes and interest.

NOTE D - INSURANCE CLAIMS RECEIVABLE AND FIXED ASSETS

The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. With the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were destroyed.

The net carrying value of the destroyed assets of the Company was $356,531 at September 11, 2001. These assets consisted of:

                  Leasehold improvements                             $   76,809
                  Furniture and fixtures                                 36,966
                  Office and computer equipment                         242,756
                                                                     ----------
                                                                     $  356,531
                                                                     ==========

In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a $152,934 gain on assets destroyed due to this catastrophe.

The Company also had insurance coverage for other than assets destroyed. The remaining outstanding insurance claims at December 31, 2002 of approximately $64,000 were received in January 2003.

In addition, the Company had applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have various restrictions that could require their repayment (e.g., the Company temporarily suspending its business due to the events of September 11th and not resuming its operations in one year, or relocating a substantial portion its operations outside of New York City for a period of three years). Until such time as the grant restrictions shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above conditions are not satisfied

Fixed assets, net at December 31, 2002 consists of the following:

       Computer equipment                                           $   657,172
       Software                                                         133,000
                                                                    -----------
                                                                        790,172
       Less, accumulated depreciation and amortization                  756,922
                                                                    -----------
                                                                    $    33,250
                                                                    ===========

Such receivable was used to reduce the corresponding costs included in general and administrative expenses.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE E - DEBENTURES PAYABLE

In 2000, the Company privately placed 48 units of its securities. Each unit consisted of a $50,000 subordinated convertible debenture, 12,500 Class A Common Stock Warrants and 12,500 Class B Common Stock Warrants. Each $50,000 debenture is convertible into 25,000 shares of common stock. The Class A and B Warrants are exercisable at $4 and $6, respectively. The debentures bear interest at 12%, payable quarterly, commencing October 1, 2000 and mature March 31, 2010. The Class A and B Warrants are exercisable at any time until March 31, 2003 and March 31, 2005, respectively. In the private placement, officers, stockholders and directors of the Company acquired 10.5 units for $525,000. The Class A Warrants expired at March 31, 2003.

The aggregate number of shares issue able upon the exercise of all the warrants and the conversion of all the debentures is 2,400,000.

The Company incurred an interest charge of $246,875 due to the beneficial conversion feature of the debentures. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $740,000 which is being accounted for as debt discount and was amortized through the period the debentures are callable. The amounts ascribed to the beneficial conversion feature and the warrants aggregating $986,875 were credited to paid-in-surplus.

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

Interest accrued on debentures payable, relating to the period from April 1, 2002 through December 31, 2002, aggregating $216,000 has not been paid through April 1, 2003.

Since the Company had not paid the interest due on April 1, 2002 by April 16, 2002 (the "grace period"), the Company's obligation is considered callable by the debenture holders and as a consequence the entire balance of the debentures with the related unpaid interest is classified as a current obligation at December 31, 2002. For the debentures to be in default, the holders of no less then 51% in principal amount of the debentures must notify the Company that an event of default has occurred and may thereafter declare all debentures and related interest immediately due and payable. As of April 9, 2003, no such demand has been made by any debenture holder. In addition, unamortized debt discount on the debentures was recognized as interest expense for the year ended December 31, 2002. The Company also recognized as expense the unamortized deferred financing costs associated with the debentures of $320,350.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE F - WARRANTS

As of December 31, 2002 outstanding warrants to acquire common stock consisted of:

                                                                                                 Shares of
      Type of Warrant               Expiration Date               Exercise Price               Common Stock
      ---------------               ---------------               --------------               ------------
          Class A                      March 2003                       $4                          600,000
          Class B                      March 2005                       $6                          600,000
       Units (Note E)                  June 2005                        $5                          125,000
                                                                                                 ----------
                                                                                                  1,325,000
                                                                                                 ==========

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

Stock option activity under the 1990 Plan and 1999 Plan is summarized as follows:

                                                                         Year Ended December 31,
                                                           -----------------------------------------------------
                                                                     2002                        2001
                                                           ------------------------      -----------------------
                                                                           Weighted                     Weighted
                                                                           Average                      Average
                                                                           Exercise                     Exercise
                                                             Shares         Price         Shares         Price
                                                           ---------     ----------      ---------    ----------
       Options outstanding at beginning of year              290,000     $    2.55         490,000    $    2.09
       Options granted during year                                                          20,000          .65
       Options cancelled                                                                  (200,000)        1.41
       Options exercised during year                                                       (20,000)         .65
                                                           ---------                     ---------
       Options outstanding at end of year                    290,000     $    2.55         290,000    $    2.55
                                                           ---------                     ---------

       Options exercisable at end of year                    200,000     $    2.55         135,000    $    2.57
                                                           =========                     =========

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE G - STOCK OPTION PLANS (CONTINUED)

The following table presents information relating to stock options outstanding at December 31, 2002

                                                        Options Outstanding                 Options Exercisable
                                               -------------------------------------       ---------------------
                                                                            Weighted
                                                            Weighted        Average                     Weighted
                                                             Average       Remaining                     Average
                                                            Exercise        Life in                     Exercise
             Range of Exercise Price           Shares         Price          Years         Shares         Price
             -----------------------           ------       --------       ---------       ------       --------
                  $2.25 - $2.50                  250,000       2.40           6.27           160,000       2.41
                      $3.50                       40,000       3.50           7.05            40,000       3.50
                                               ---------                                    --------

                                                 290,000    $  2.55           6.86           200,000      $2.63
                                               =========                                    ========

In March 2003, the Company's employees and directors rescinded their interest in 290,000 of the options granted to them.

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

Stock option activity under the 1999 Plan is summarized as follows:

                                                                     Year Ended December 31,
                                                    --------------------------------------------------------------
                                                             2002                               2001
                                                    --------------------------      ------------------------------
                                                                     Weighted
                                                                      Average                          Weighted
                                                                     Exercise                          Average
                                                      Shares           Price           Shares       Exercise Price
                                                    ----------       ---------      ------------    --------------
  Options outstanding at
    beginning of year                                   73,500       $    2.50         1,565,000       $   .79
  Options cancelled                                    (21,500)           2.50        (1,491,500)          .71
                                                    ----------                      ------------
  Options outstanding at end of year                    52,000       $    2.50            73,500       $  2.50
                                                    ==========                      ============
  Options exercisable at end of year                    51,167       $    2.50            45,000       $  2.50
                                                    ==========                      ============

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE G - STOCK OPTION PLANS (CONTINUED)

The following table presents information relating to stock options outstanding at December 31, 2002:

                 Options Outstanding                       Options Exercisable
         ------------------------------------      -----------------------------------
                                                    Weighted
           Range                     Weighted       Average                   Weighted
            of                       Average       Remaining                   Average
         Exercise                    Exercise       Life in                   Exercise
           Price        Shares        Price          Years         Shares       Price
         --------      --------      --------      ---------      --------    --------
          $2.50         52,000        $ 2.50          7.02         51,167      $ 2.50

In March 2003 the Company's employees and directors rescinded their interests in 52,000 of the options granted to them.

NOTE H - CAPITAL CONTRIBUTION AND DIRECTOR FEES

As of March 31, 2002, significant shareholders of the Company, who are also Directors and Officers, have agreed to permanently forego $266,250 of compensation earned by them during 2001 and 2000. The amount of the forgone salaries through December 31, 2001 has been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2002.

In addition, at March 31, 2002, the Company's five outside directors have similarly agreed to forego previously accrued and unpaid directors' fees earned through December 31, 2001 and agreed to forgo future compensation until further notice. The reversal of previously accrued fees has been reflected in the Company's Statement of Operations for the year ended December 31, 2002.

NOTE I - COMMITMENTS, LITIGATION AND OTHER MATTERS

[1] The Company currently leases, on a month-to-month basis, approximately 1,500 square feet of office space in New York City at a monthly rental rate of $5,000. This rental arrangement expires April, 2003. The Company is currently negotiating to lease approximately 1,000 square feet of space at a different location in New York City at a base rental rate of less than $3,000 per month for a one or two year lease.

      Rental expense amounted to $60,500 and $180,477 for the years ended December 31, 2002 and 2001, respectively.

[2]   The Company has a Retirement Savings Plan for its employees, pursuant to
      Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the Company's matching contributions vest immediately. The Company's contribution to the plan amounted to approximately $8,245 and $26,876, for the years ended December 31, 2002 and 2001, respectively.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE I - COMMITMENTS, LITIGATION AND OTHER MATTERS (CONTINUED)

[3] The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

NOTE J - DISCONTINUED OPERATIONS

In 2000, the Board of Directors of the Company decided to discontinue its merchant banking operations, which consisted of its real estate operations project with Carmike Cinemas, Inc., and its financial consulting operations. Results of discontinued operations related thereto have been shown separately in the accompanying financial statements.

Results of discontinued operations are summarized as follows:

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                    2002              2001
                                                                ----------      ------------
      Rental income from real estate leased                     $1,249,710      $ 14,996,520
      Gain on extinguishment of debt                             3,512,884
      Common membership interest transfer fee                      294,755
                                                                ----------      ------------

         Total revenue                                           5,057,349        14,996,520
                                                                ----------      ------------

      Real estate leased expenses, consisting
         principally of interest and letter of credit fees       1,249,710        14,996,520
      Compensation and other costs                                  94,755            87,750
                                                                ----------      ------------

         Total expenses                                          1,344,465        15,084,270
                                                                ----------      ------------

      Income (loss) from discontinued operations                $3,712,884      $    (87,750)
                                                                ==========      ============

Description of real estate operations:

      In 1997, Movieplex Realty Leasing, L.L.C. ("Movieplex"), a subsidiary of the Company, entered into an agreement with Carmike Cinemas, Inc. ("Carmike"), to develop and lease an unspecified number of multiplex movie theaters at a cost not to exceed approximately $75,000,000, plus an amount equal to any proceeds received by Movieplex from the investment of related funding prior to the expending of development costs (the "Project Funding"). Under the terms of the agreement, Carmike was responsible for construction costs in excess of the Project Funding. The primary components of the Project Funding were (i) $72,750,000 from Movieplex's issuance of bonds and (ii) $2,272,500 from an equity investment. Pursuant to one of the related agreements, Carmike acted as the development agent for Movieplex over the period November 20, 1997 through November 19, 1999 (the "Development Period"). During the Development Period, eight theaters (each theater consisting of an acquired parcel of land and the improvements constructed thereon) were developed at a cost substantially in excess of the Project Funding. These excess costs were funded by Carmike. In order to restore the original intent of developing multiple theaters at an

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE J - DISCONTINUED OPERATIONS (CONTINUED)

      amount not to exceed the Project Funding, on April 11, 2000, Movieplex transferred title to two theaters to Carmike. The costs relating to the remaining six properties, after reallocating those costs incurred by Movieplex pertaining to the two transferred theaters, did not exceed the cost incurred to develop such remaining theaters. The allocated costs for each of the six theaters did not exceed their value as determined by an outside appraiser. In connection with the transfer of the two theaters, the related lease was amended to (i) increase the purchase option price to Carmike at the expiration of the initial lease term from 100% to 110% of a pre-determined future value, (ii) effectively increase the rent payable during the initial renewal option term of the lease by 10%, and (iii) increase the current return on Movieplex's common members' equity investment. These amendments, in the aggregate, increased the Company's anticipated financial return on this transaction. The Company was also compensated $188,000 for its consulting services provided with regard to this matter.

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

      The 3% equity investment by the lessor amounted to $2,272,500 of which $2,250,000 and $22,500 was contributed by the lessor's Preferred and Common Memberships (or shareholdings), respectively. A third party owns 100% of the Preferred Membership and two subsidiaries of the Company own 100% of the Common Membership of the lessor. The Common and Preferred Membership interests were entitled to a cash return based on a formula specified within the lease.

CAREERENGINE NETWORK, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2002 and 2001

NOTE J - DISCONTINUED OPERATIONS (CONTINUED)

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

NOTE K - SUBSEQUENT EVENT

      The Company is considering entering into a transaction with certain selling parties with whom it previously signed a letter of intent to acquire two entities and an intangible asset. The letter of intent has expired but the Company is attempting to finalize such business combination. The Company is considering the issuance of a combination of its securities including its preferred stock, warrants, and notes payable as consideration. The execution of such purchase agreement would depend, but is not limited to, the Company's ability to raise appropriate amounts of capital, and maintain its listing on the American Stock Exchange.

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

      During 2002, the Board had 8 meetings.

      The Company's By-Laws provide for an Executive Committee consisting of the Chairman of the Board and not less than two other Directors to exercise the powers of the Board during the intervals between meetings of the Board. During 2002, the Executive Committee consisting of Messrs. George
      W. Benoit, Kevin J. Benoit and David W. Dube had 5 meetings.

      The Board has an Audit Committee consisting of four outside Directors who are not employees of the Company. This committee discusses audit and financial reporting matters with both management and the Company's independent certified public accountants. To ensure independence, the independent certified public accountants may meet with the Audit Committee with or without the presence of management representatives. During 2002, the Audit Committee consisting of Messrs. Joseph J. Anastasi, Charles W. Currie, David W. Dube and James J. Murtha had 4 meetings.

      The Board has a Compensation Committee for the purpose of reviewing the compensation of officers and employees of the Company and making recommendations to the Board with respect thereto. During 2002, the Compensation Committee consisting of Messrs. G. Benoit, K. Benoit, Currie and Dube had 2 meetings.

      The Board has a Nominating Committee to propose nominees for election to the Board. During 2002, the Nominating Committee consisting of Messrs. K. Benoit, Anastasi, Murtha and Currie had 1 meeting. The Nominating

      Committee will consider suggestions for potential nominees submitted by stockholders if mailed to the Chairman of the Board.

      The Board has an Incentive Compensation Committee for the purpose of administering and making incentive compensation awards under the Company's 1990 Incentive Compensation Plan. During 2002, the Incentive Compensation Committee consisting of Messrs. Anastasi, Murtha, Currie, and Dube had 2 meetings.

      Each Director attended at least 75% of the aggregate of the total number of Board meetings, and meetings of all committees of the Board on which he serves, except for Mr. Murtha.

      The members of the Board of Directors of the Company are as follows:

            GEORGE W. BENOIT, 66, has been the President, Chief Executive Officer and a director of CareerEngine Network, Inc. since 1971. In addition, Mr. Benoit has been Chairman of the Board since 1972. His term expires in 2003.

            KEVIN J. BENOIT, 40, has been a director of CareerEngine Network, Inc. since August 1999. Since 1995, Mr. Benoit has been the sole principal of Stratford Capital Management, Inc., an investment management firm. He was Vice President of Randolph, Hudson & Co., Inc., a subsidiary of ours that was responsible for cash management, from 1995 through 2001. Mr. Benoit is a registered C.T.A. and C.P.O. and specializes in arbitrage and hedging strategies. Mr. Benoit's father is George Benoit our President and CEO. His term expires in 2003.

            CHARLES W. CURRIE, 60, has been a director of CareerEngine Network, Inc. since 1986. Mr. Currie is a partner of First American Fund Services, Inc., a company that provides marketing services to investment managers, since October 2002. Mr. Currie had been a partner with Asset Management Services LLC from August 1996 through September 2002. His term expires in 2003.

            JOSEPH G. ANASTASI, 66, has been a director of CareerEngine Network, Inc. since September 1986. Since 1960 Mr. Anastasi has been the owner and president of Montgomery Realty Company, Inc., a firm specializing in commercial sales, development consulting and property management. He was president of The Anastasi Stephens Group, Inc. which was engaged in real estate development. The Anastasi Stephens Group, Inc. has been inactive since 1994. His term expires in 2003.

            DAVID W. DUBE, 47, has been a director of CareerEngine Network, Inc. since June 1996. Mr. Dube is President of Peak Capital Corporation, a corporate finance and management advisory firm, and Peak Securities Corporation, a registered broker-dealer. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corp., a merchant banking and securities investment firm, and served in various other capacities from 1997 through October 1999. Mr. Dube was President and Chief Executive Officer of Optimax Industries, Inc., a publicly-traded company with interests in the horticultural, decorative giftware and truck parts accessories industries from 1996 to 1997. Mr. Dube serves on the Board of Directors of publicly-traded GlycoGenesys, Inc. and New World Wine Group, Ltd. His term expires in 2003.

            JAMES J. MURTHA, 54, has been a director of CareerEngine Network, Inc. since October 1986. Since June 1997, Mr. Murtha has been self-employed as a real estate investor. From August 1994 to June 1997, Mr. Murtha held the position of President of Kenwood Capital, L.P., a limited partnership, that specializes in real estate investments. His term expires in 2003.

            EDWARD A. MARTINO, 53, has been a director of CareerEngine Network, Inc. since October 2000. Mr. Martino has over twenty years of experience in the IT and wireless industry. He has held numerous marketing and global sales management positions while at IBM for 18 years. Mr. Martino also served as a Senior Vice President for two companies, one specializing in global IT outsourcing for large enterprises and another in the development of wireless solutions and consulting. Since December 2002 he assumed his present position as the Northeast Director of Corporate Sales for NEXTEL Communications. Mr. Martino currently serves on several other boards including the New York Software Industry Association where he is a Vice

            Chairman, City University of New York Institute for Software Development and Design, and the Bronx Museum of the Arts. His term expires in 2003.

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

Item 10. Executive Compensation.

      (a)   Executive Officer Compensation

      The following table sets forth all compensation awarded to, earned by or paid to, our Chief Executive Officer and our most highly compensated executive officers. In 2002, annual salaries of such individuals did not exceed $100,000. The following table represents annual compensation for all services rendered in all capacities to us by highly compensated individuals during 2002, 2001 and 2000.

                                       Summary Compensation Table
                                       --------------------------

           Name and Principal                                                  All Other
                Position               Year        Salary        Bonus      Compensation (1)
                --------               ----        ------        -----      ----------------
      George W. Benoit, President,     2002
      Chief Executive Officer and      2001       $160,000                      $ 3,212
      Chairman                         2000       $155,626                      $35,807

      Anthony S. Conigliaro, Vice      2002
      President and Chief              2001       $110,000
      Financial Officer                2000       $100,000

----------
(1) Represents the Company's share of insurance premium on Split Dollar Life Insurance Agreement which was cancelled in 2001.

      Executive compensation can vary widely from year to year. The Company may pay discretionary bonuses to its salaried employees. Bonuses are determined by the Compensation Committee of the Board of Directors. There were not bonuses in 2002.

      (b)   Compensation Pursuant to Plans

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

      1990 Incentive Compensation Plan. The stockholders approved the Company's 1990 Incentive Compensation Plan (the "Plan") on June 7, 1990. On June 5, 1996, the Plan was amended to increase the number of shares available for grant (the "Amended Plan"). Pursuant to the Amended Plan, 750,000 shares of the Company's Common Stock have been reserved for issuance to officers and other key employees as incentive or nonqualified stock options, stock appreciation rights ("SARs") or restricted stock awards. Incentive stock options must have an exercise price per share equal to no less than the fair market value of the Company's Common Stock on the date of grant (110% in the case of a 10% stockholder). Incentive stock options may not be exercised after 10 years from the date of grant (five years in the case of a 10% stockholder). Nonqualified stock options cannot be exercised prior to one year or after ten years from the date of grant. Concurrently with nonqualified options granted, participants may also receive SARs. SARs will provide participants with cash equal to the difference between the fair market value of the number of shares for which the SAR award is exercised and the exercise price of nonqualified stock options on the date the SAR award is exercised. Restricted stock will be subject to restrictions which will render such shares subject to forfeiture. Additionally, restricted stock will be nontransferable during the period any restrictions apply. The Board of Directors has established an Incentive Compensation Committee to administer the Plan. No member of such committee shall be eligible to receive any type of award under the Plan. During 1992, options to purchase an aggregate of 150,000 shares were granted to employees, none of whom were executive officers. During 1996, options to purchase 50,000 of those shares expired. On April 7, 1999, options to purchase 460,000 shares were granted to various employees, including George W. Benoit (150,000) and Kevin J. Benoit (100,000). No other awards have been made under the Plan and no options have been exercised. The Plan was terminated on June 3, 1999. On March 14, 2003 the recipients of all outstanding awards under the Plan waived their rights to such awards.

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

      During 2000, options to purchase 40,000 shares were granted to four (4) directors of the Company: Charles W. Currie (10,000); Joseph G. Anastasi (10,000); David W. Dube (10,000); and James J. Murtha (10,000). No other awards were made under the 99 Plan and no options were exercised. During 2001, 20,000 options were awarded under the 99 Plan and 20,000 options were exercised. On March 14, 2003 the recipients of all outstanding awards under the 99 Plan waived their rights to such awards.

      (b)   Director Compensation

      There are no family relationships among any of the Directors or executive officers of the Company, other than Kevin J. Benoit, who is the son of George W. Benoit, Chairman of the Company.

      The Company does not pay Directors who are employees of the Company any fees for serving as Directors, but reimburses them for their out-of-pocket expenses in connection with such duties. The Company pays Directors who are not employees of the Company an annual retainer of $12,000 plus expenses incurred for attending meetings of the Board, Annual Stockholders Meetings and for each meeting of a committee of the Board not held in conjunction with a Board meeting. No payments were made to the Directors of the Company in 2002, other than their expenses relating to attending meetings of the Board. In addition, in 2002 the Directors of the Company forgave $55,000 of such retainer fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 31, 2003, the shares of our common stock owned beneficially; by each of our current directors; by all of our current directors and executive officers as a group; and by persons known to us to own, beneficially, more than five (5%) percent of the outstanding shares of our common stock:

                                                                                    Percent of Aggregate Voting
                   Name of                              Common Stock                   Power and Outstanding
             Beneficial Owner (1)                  Beneficially Owned (2)                 Equity Owned (3)
             --------------------                  ----------------------                 ----------------
      George W. Benoit                                   1,634,120 (4)(7)                        28.71

      Kevin J. Benoit                                      428,000 (5)(7)                         7.52

      Charles W. Currie                                    271,780 (6)                            4.86

      Joseph G. Anastasi                                     2,200                                *

      David W. Dube                                          4,000                                *

      Edward A. Martino                                     15,300                                *

      Anthony S. Conigliaro                                  2,000                                *

      Barry W. Blank                                       884,400 (8)                           14.60

      All Directors and Executive
      Officers as a group (8 persons)                    2,357,400                               40.71

*     Owns less than one (1%) percent.

(1) The address of all the beneficial owners is: CareerEngine Network, Inc., Suite 1103, 200 West 57th Street, New York, New York 10019; except that the address for Barry W. Blank is P.O. Box 32056, Phoenix, Arizona 85064.

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

(3) All percentages of beneficial ownership are calculated based the number of shares outstanding as of March 31, 2003. On such date we had 5,590,944 shares of common stock issued and outstanding.

(4) Includes the following: 90,700 shares of common stock held in George W. Benoit's 401K Plan.

(5) Includes the following: (a) 31,000 shares of common stock held in the Kevin J. Benoit 1998 Family Trust, of which Kevin J. Benoit is the Trustee; and (b) 35,300 shares of common stock held in Kevin J. Benoit's Individual Retirement Account.

(6) Includes the following: (a) 200 shares of common stock owned by Mr. Currie's wife; and (b) 9,900 shares of common stock held in Charles W. Currie's Individual Retirement Account.

(7) Includes 100,000 shares of common stock that can be acquired on the conversion of certain debentures and related warrants.

(8) Includes 300,000 shares of common stock that can be acquired on the conversion of certain debentures and related warrants. Also includes 168,000 shares that can be acquired on the conversion of certain debentures and related warrants issuable upon exercise of placement agent warrants issued to the placement agent in the private financing completed in June and August 2000 and promised by the placement agent to Mr. Blank.

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

      10.4 Master Lease between Movieplex Realty Leasing, L.L.C., as Landlord, and Carmike Cinemas, Inc., as Tenant, dated November 20, 1997. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31, 1997)(1)

      10.5 Reimbursement Agreement, dated as of November 20, 1997, among Movieplex Realty Leasing, L.L.C, the Lenders, and Wachovia Bank, N.A., as Agent. (Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A for the year ended December 31,
            1997)(1)

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

Item 14. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer of the Company have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2003.

CareerEngine Network, Inc.


           /s/ George W. Benoit
------------------------------------------
  George W. Benoit, Chairman of the Board
        and Chief Executive Officer


         /s/ Anthony S. Conigliaro
------------------------------------------
   Anthony S. Conigliaro, Vice President
        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of April, 2003.

      Signature                          Title
      ---------                          -----

/s/ George W. Benoit         Chairman of the Board, President,
--------------------         Chief Executive Officer
(George W. Benoit)

/s/ Joseph G. Anastasi       Director
----------------------
(Joseph G. Anastasi)

/s/ Charles W. Currie        Director
---------------------
(Charles W. Currie)

/s/ James J. Murtha          Director
-------------------
(James J. Murtha)

/s/ David W. Dube            Director
------------------
(David W. Dube)

/s/ Kevin J. Benoit          Director
-------------------
(Kevin J. Benoit)

/s/ Edward A. Martino        Director
---------------------
(Edward A. Martino)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George W. Benoit, Chairman of the Board of Directors, President, and Chief Executive Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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


                                       /s/ George W. Benoit
                                       ---------------------------------------
Date: April 15, 2003                   George W. Benoit,
                                       Chairman of the Board of Directors,
                                       President, and Chief Executive
                                       Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony S. Conigliaro, Vice President and Chief Financial Officer of the Registrant, certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

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


                                        /s/ Anthony S. Conigliaro
                                        ---------------------------------
Date: April 15, 2003                    Anthony S. Conigliaro,
                                        Vice President and
                                        Chief Financial Officer