Form 10QSB
period 2003-05-15
CAREERENGINE NETWORK INC
filed 2003-05-20
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

   |_| Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission file number 1-9224

                                 CNE GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                          56-2346563
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

              200 West 57th Street, Suite 507, New York, N.Y. 10019
                    (Address of Principal Executive Offices)

                                  212-977-2200
                (Issuer's Telephone Number, Including Area Code)

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

              Class                                Outstanding at April 30, 2003
              -----                                -----------------------------

Common stock - par value $.00001                         5,590,944 shares

                                     PART I

                              FINANCIAL INFORMATION

Item l.     Financial Statements.

            The following consolidated financial statements of CNE Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission.

            The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

                        CNE Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                         March 31,          December 31,
                                                                            2003                2002
                                                                       ------------         ------------
                                                                        (Unaudited)
ASSETS

Current:
   Cash and cash equivalents                                           $     96,747         $    183,200
   Accounts receivable, net                                                  28,447               35,144
   Insurance claims receivable                                                                    63,912
                                                                       ------------         ------------
      Total current assets                                                  125,194              282,256
Fixed assets, net                                                            22,167               33,250
                                                                       ------------         ------------

           Total assets                                                $    147,361            $315,5069
                                                                       ============         ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                               $    379,141         $    392,307
   Interest payable                                                         288,000              216,000
   Tax assessment payable                                                   929,403              913,461
   Debentures payable                                                     2,400,000            2,400,000
                                                                       ------------         ------------
      Total current liabilities                                           3,996,544            3,921,768
Deferred grant revenue                                                      291,827              291,827
                                                                       ------------         ------------
        Total liabilities                                                 4,288,371            4,213,595
                                                                       ------------         ------------

Commitments and contingencies

CAPITAL (DEFICIT)

Preferred stock - authorized 1,000,000 shares, par value $0.10;
   none issued
Common stock - authorized 20,000,000 shares, par value $0.10;
   6,829,600 shares issued as of March 31, 2003
   and December 31, 2002                                                    682,960              682,960
Paid-in surplus                                                          16,290,691           16,290,691
Accumulated deficit                                                     (18,241,561)         (17,998,640)
                                                                       ------------         ------------
                                                                         (1,267,910)          (1,024,989)
Less treasury stock, at cost -
   1,238,656 shares                                                      (2,873,100)          (2,873,100)
                                                                       ------------         ------------
        Total deficit                                                    (4,141,010)          (3,898,089)
                                                                       ------------         ------------

           Total liabilities and deficit                               $    147,361         $    315,506
                                                                       ============         ============

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                      Three Months Ended
                                                                           March 31,
                                                                -------------------------------
                                                                    2003                2002
                                                                -----------         -----------
                                                                (Unaudited)         (Unaudited)
Revenues:
   Service fee income                                           $    45,039         $    74,688
   Interest income                                                      282                 404
                                                                -----------         -----------

                                                                     45,321              75,092
                                                                -----------         -----------

Costs and expenses:
   Compensation and related costs                                    90,231             187,787
   Advertising                                                                           10,000
   General and administrative                                       110,071             171,475
   Interest                                                          87,942              94,157
                                                                -----------         -----------

                                                                    288,244             463,419
                                                                -----------         -----------

Loss from continuing operations before items shown below           (242,923)           (388,327)
   Gain on fixed assets destroyed in catastrophe                                        132,047
   Reversal of Director fees accrual                                                     55,000
                                                                -----------         -----------

Loss from continuing operations before income taxes                (242,923)           (201,280)
Income tax provision                                                                      5,250
                                                                -----------         -----------

Loss from continuing operations                                    (242,923)           (206,530)

Discontinued operations:
   Income from discontinued operations                                                3,712,884
                                                                -----------         -----------

Net (loss) income                                               $  (242,923)        $ 3,506,354
                                                                ===========         ===========

Per common share - basic and diluted:
   Loss from continuing operations                              $      (.04)        $      (.04)
   Income (loss) from discontinued operations                            --                 .67
                                                                -----------         -----------

Net (loss) income per common share                              $      (.04)        $       .63
                                                                ===========         ===========

Weighted average number of common
   shares outstanding - basic and diluted                         5,590,944           5,570,944
                                                                ===========         ===========

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                                  2003              2002
                                                                              -----------       -----------
                                                                              (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Loss from continuing operations                                             $(242,923)        $(206,530)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                             11,083            66,396
        Issuance of common stock for services                                                       27,600
        Amortization of debt discount                                                                7,442
        Reversal of fees due to Directors                                                          (55,000)
        Gain on fixed assets destroyed in catastrophe                                             (132,047)
        Changes in:
           Accounts and insurance claims receivable                               70,609            (4,338)
           Other assets                                                                             32,294
           Accrued expenses and other liabilities                                 74,778             2,333
                                                                               ---------         ---------
Cash (used in) continuing operations                                             (86,453)        (261,850))
Cash provided by discontinued operations                                                           200,000
                                                                               ---------         ---------

              Net cash (used in) operating activities                            (86,453)          (61,850)
                                                                               ---------         ---------

Decrease in cash and cash equivalents                                            (86,453)          (61,850)
Cash and cash equivalents at beginning of period                                 183,200           200,782
                                                                               ---------         ---------

Cash and cash equivalents at end of period                                     $  96,747         $ 138,932
                                                                               =========         =========

Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                               $      --         $  72,000
        Income taxes                                                           $      --         $   5,250

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    General

      On April 17, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, CareerEngine Network, Inc. ("CareerEngine") became a wholly-owned subsidiary of the Company. Pursuant to this transaction when the Company acquired all of the assets of CareerEngine, all former stockholders of CareerEngine became the stockholders of the Company, which is the entity that is now publicly traded on the American and Pacific Stock Exchanges under the symbol "CNE," and the officers and directors of CareerEngine became the officers and directors of the Company.

      As a successor entity to CareerEngine, the Company's shares are deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934 and Rule 12g-3 promulgated thereunder. The shares have been issued without registration in reliance upon exemptions provided in Section 3(a)(9) of the Securities Act of 1933 and Rule 145 promulgated thereunder. CareerEngine has been subject to the reporting requirements of the Exchange Act since 1986.

      In addition, on April 23, 2003, the Board of Directors and majority of the stockholders of the Company increased the authorized number of common stock to 40,000,000 with a par value of $0.00001 per share and increased the authorized number of preferred stock to 25,000,000 with a par value of $0.00001 per share. The preferred stock may be issued in one or more series at the discretion of the Board of Directors.

      The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed.

      Since the attack, the Company's management has been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a $152,934 gain on assets destroyed due to this catastrophe of which $132,047 was recorded in the three months ended March 31, 2002.

      The Company also had insurance coverage for other than assets destroyed. As of March 31, 2003 all outstanding insurance claims relating to the catastrophe have been received.

      In addition, the Company had applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company.

      Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above condition is not satisfied.

      E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide on- and off-line companies with products and services addressed to meeting on-line recruiting problems.

2.    Significant Accounting Policies

      The accounting policies followed by the Company are set forth in the notes to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission.

      In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three-month periods ended March 31, 2003 and 2002. The financial statements as of March 31, 2003 and for the three months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at March 31, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

      Management believes that such working capital deficit, losses and negative operating cash flows will be positively addressed by the subsequent events disclosed within these financial statements as of March 31, 2003 and 2002 and the three month periods then ended.

      Revenue Recognition

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

      Stock-Based Compensation

      As permitted under SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), the Company has elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No.
      25), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 (FIN No. 44), in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

      At March 31, 2003, the Company and one of its subsidiaries each had one stock-based employee compensation plan. On March 14, 2003 all recipients of options granted to them under these plans rescinded their interests. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan.

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ---------------------------
                                                                                 2003             2002
                                                                                 ----             ----

               Net (loss) income, as reported                                $ (242,923)      $3,506,354
               Less, Total stock-based employee compensation expense
               determined under fair value-based method for all awards,
               net of related tax effects                                             0                0
                                                                             ----------       ----------

               Proforma net (loss) income                                    $ (242,923)      $3,506,354
                                                                             ==========       ==========

               Net (loss) income per share:
                        Basic and diluted - as reported -                    $    (0.04)      $     0.63
                                                                             ==========       ==========
                        Basic and diluted - Proformad                        $    (0.04)      $     0.63
                                                                             ==========       ==========

      The Company did not grant fixed stock options to acquire shares of its common stock to its employees during the three-months ended March 31, 2003 and 2002.

3.    Discontinued Operations

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

      Income from discontinued operations for the three-month period ended March 31, 2002 is as follows:

                                                                  Three Months
                                                                      Ended
                                                                 March 31, 2002
                                                                 --------------

                Revenues:
                    Rental income                                  $1,249,710
                    Gain on real estate leased                      3,512,884
                    Common membership interest transfer fee           294,755
                                                                   ----------
                                                                    5,057,349
                                                                   ----------
                Expenses
                    Interest                                        1,249,710
                    Other                                              94,755
                                                                   ----------
                                                                    1,344,465
                                                                   ----------
                                                                   $3,712,884
                                                                   ==========

4.    Litigation

      The Company is a party to various vendor related litigation. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000.

5.    Debentures Payable

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

      The Company incurred an interest charge of $246,875 due to the beneficial conversion feature of the debentures. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $740,000 which was being accounted for as debt discount and was being amortized through the period the debentures were callable. The amounts ascribed to the beneficial conversion feature and the warrants aggregating $986,875 were credited to paid-in-surplus.

      The Company paid the placement agent cash of $375,025 and granted the agent a warrant exercisable through June 2005 (valued at $200,000) to purchase 5 units at $60,000 per unit. Of the total consideration, $426,658 was accounted for as deferred financing costs which was being amortized over the life of the debentures and $148,367 deemed attributable to the warrant portion of the unit, was charged to paid-in surplus.

      Interest accrued on debentures payable, relating to the period from April 1, 2002 through March 31 2003, aggregating $288,000 has not been paid through April 1, 2003. Accordingly, since the Company had not paid the interest due on April 1, 2002 by April 16, 2002 (the "grace period"), the Company's obligation is considered callable by the debenture holders and as a consequence the entire balance of the debentures with the related unpaid interest is classified as a current obligation at March 31, 2003. However, for the debentures to be in default, the holders of no less then 51% in principal amount of the debentures must notify the Company that an event of default has occurred and may thereafter declare all debentures and related interest immediately due and payable. As of May 19, 2003, no such demand has been made by any debenture holder.

      As a result of the nonpayment of interest as set forth above and the reclassification of the debentures as a current obligation, the remaining
      (i) unamortized debt discount on the debentures ($661,980) was recognized as interest expense and (ii) unamortized deferred financing costs associated with the debentures ($320,350) was recognized as expense, in 2002.

6.    Income Taxes

      Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a technical review by special tax counsel of the tax deficiency and related interest, management of the Company believes that there may be a basis for its reduction. Management is actively pursuing such a reduction at this time. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At March 31, 2003, the outstanding balance of the liability amounted to approximately $929,000 including related additional state and local taxes and interest.

7.    Director Fees

      At March 31, 2003, the Company's five outside directors have similarly agreed to forego previously accrued and unpaid directors' fees earned through December 31, 2001 and agreed to forgo future compensation until further notice. The reversal of previously accrued fees has been reflected in the Company's Consolidated Statement of Operations for the three-month period ended March 31, 2002.

8.    Subsequent Events

      Acquisitions

      On April 23, 2003, the Company acquired all of the outstanding stock of SRC Technologies, Inc. ("SRC") and Econo-Comm, Inc. ("ECI") by merging these companies into two new wholly-owned subsidiaries.

      The Company issued to Michael and Carol Gutowski, the principal stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The

      Class C Warrants are not exercisable and are not detachable from the C Preferred Stock prior to 66 months after their issuance. The Company issued to the other common stockholders of SRC, including Larry Reid, SRC's Chief Operating Officer, an aggregate of 899,976 shares of its Common Stock, 1,697,961 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable and are not detachable from the A Preferred Stock prior to 66 months after their issuance. The Company issued an aggregate of 440,000 shares of its Series B Preferred Stock to the holders of the SRC Series B Preferred Stock. The A Preferred Stock has an aggregate liquidating preference over all other CNE equity of $1,697,961 and the B Preferred Stock has an aggregate liquidating preference over all other CNE equity except the A Preferred Stock of $440,000. The C Preferred Stock has no liquidating preference.

      The Company issued to Gary Eichsteadt and Thomas Sullivan, the stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent related to the operation of ECI's business from Mr. Eichsteadt for four notes each in the principal amount of $500,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008.

      There were no relationships between the Company or any of its affiliates and any of the sellers of the assets acquired by the Company prior to the acquisition transactions. Messrs. Gutowski and Reid and Ms. Gutowski became directors and Mr. Gutowski became President and Mr. Reid became Executive Vice President of the Company immediately subsequent to the consummation of the acquisitions. Ms. Gutowski and Messrs. Eichsteadt and Sullivan became executive officers, respectively, of the Company's subsidiaries that merged with SRC and ECI.

      Financing

      On April 23, 2003, the Company also effected a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $750,000, of which $650,000 was from the officers of the Company, and 3,124,350 ten year Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 5% of the Company's then outstanding common stock at $0.50 per share. These Warrants will also be anti-dilutive until the Notes have been repaid.

      The Company is using the funds obtained from this financing to pay certain ECI notes payable and for working capital. The financing was effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      2003 Stock Incentive Plan

      On April 30, 2003 a majority of the stockholders and the Board of Directors of the Company approved the 2003 Stock Incentive Plan (the "2003 Plan"), which provides, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of Common Stock. The purpose of the 2003 Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is administered by the Incentive Compensation Committee of the Board. In addition, on April 30, 2003, options to purchase 1,987,500 shares were granted to (5) officers (1,800,000) and one (1) employee (187,500) of the Company. No options granted have been exercised.

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

      Since the attack, the Company's management has been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, has recorded a $152,934 gain on assets destroyed due to this catastrophe of which $132,047 was recorded in the three months ended March 31, 2002.

      The Company also had insurance coverage for other than assets destroyed. As of March 31, 2003 all outstanding insurance claims relating to the catastrophe have been received.

      In addition, the Company had applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above condition is not satisfied.

      E-recruiting activities are derived from the operations of the two divisions of our wholly-owned subsidiary, CareerEngine, Inc. These divisions, CareerEngine Network and CareerEngine Solutions, provide on- and off-line companies with products and services addressed to meeting on-line recruiting problems.

      Critical Accounting Policies

      The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has not adopted any significant new accounting policies during the three-month period ended March 31, 2003.

      A significant judgment made by management in the preparation of the Company's financial statements is the determination of the allowance for doubtful accounts. This determination is made periodically in the ordinary course of business.

      Forward Looking Statements

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

A.    Results of Operations:

      Three-Month Period Ended March 31, 2003 Compared to the Three-Month Period Ended March 31, 2002

      Revenues

      Total revenues from continuing operations decreased to $45,321 for the three-month period ended March 31, 2003 from $75,092 for the three-month period ended March 31, 2002.

      Service fee income decreased to $45,039 for the three-month period ended March 31, 2003 from $74,688 for the three-month period ended March 31, 2002 as the operations of our subsidiary, CareerEngine, Inc. have decreased since January 2002.

      Costs and expenses

      Total costs and expenses from continuing operations decreased to $288,244 for the three-month period ended March 31, 2003 from $463,419 for the three-month period ended March 31, 2002.

      Compensation and related costs decreased to $90,231 for the three-month period ended March 31, 2003 from $187,787 for the three-month period ended March 31, 2002. The decrease is due to the Company's cost reduction strategy, consisting primarily of significant staff reductions, which commenced in December 2000.

      Advertising expense decreased to nil for the three-month period ended March 31, 2003 from $10,000 for the three-month period ended March 31, 2002 as CareerEngine, Inc. continued its cost reduction program, focused primarily on compensation and advertising related expenditures.

      General and administrative expenses decreased to $110,071 for the three-month period ended March 31, 2003 from $171,475 for the three-month period ended March 31, 2002 due primarily to significantly reduced operating costs associated with our subsidiary, CareerEngine, Inc. These costs consisted principally of travel, telephone and legal expenses, supplies, and website related expenditures.

      Interest expense decreased to $87,942 for the three-month period ended March 31, 2003 from $94,157 for the three-month period ended March 31, 2002 primarily due to the Company's recognition, as interest expense, of all of the remaining unamortized debt discount relating to its debentures payable in 2002.

      Other Items

      Gain on fixed assets destroyed in catastrophe of $132,047 for the three-month period ended March 31, 2002 relates to the destruction of the World Trade Center where the Company was headquartered.

      Reversal of Directors fees of $55,000 for the three-month period ended March 31, 2002 relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice.

      Operating Loss

      On a pre-tax basis, we had a loss of $242,923 for the three-month period ended March 31, 2003 from continuing operations compared with a loss of $201,280 for the three-month period ended March 31, 2002 from continuing operations.

      Our loss from continuing operations for the three-month period ended March 31, 2003 was $242,923 compared with a loss from continuing operations of $206,530 for the three-month period ended March 31, 2002. For the three-month periods ended March 31, 2003 and 2002, loss per common share from continuing operations, basic and diluted, was $.04 per share.

      Our income from discontinued operations for the three-month period ended March 31, 2002 was due primarily to the transfer of title to the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain representing the excess of liabilities over the carrying value of the theaters. For the three-month period ended March 31, 2002, income per common share from discontinued operations, basic and diluted, was $.67 per share.

      Our net loss for the three-month period ended March 31, 2003 was $242,923 compared with net income of $3,506,354 for the three-month period ended March 31, 2002. For the three-month period ended March 31, 2003, net loss per common share, basic and diluted, was $.04 per share. For the three-month period ended March 31, 2002, net income per common share, basic and diluted, was $.63 per share.

B.    Liquidity and Capital Resources

      The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows, has a working capital deficit and at March 31, 2003 has a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

      Management believes that such working capital deficit, losses and negative operating cash flows will be positively addressed by the subsequent events disclosed within these financial statements as of March 31, 2003 and 2002 and the three month periods then ended. A preliminary unaudited condensed Pro-forma Balance Sheet as of March 31. 2003, setting forth the effect of these subsequent transactions, is presented in Part II - Other Information, Item 5: Other Information-Preliminary Condensed Pro-forma Balance Sheet Information, within this Form 10Q-SB.

      We do not have any material commitments for capital expenditures as of March 31, 2003.

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

      Management believes that the subsequent events disclosed within these financial statements as of March 31, 2003 and 2002 and the three-month periods then ended appropriately addresses the American Stock Exchange continuing listing requirements. See B above.

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

Item 5. Other Information.

      Preliminary Unaudited Pro-forma Balance Sheet Information

      Preliminary unaudited Pro-forma Balance Sheet information, as of March 31, 2003, relating to the subsequent events set forth in Part I:
      Financial Information, Item 1: Financial Statements, is as follows:

      Assets:
         Cash                                      $    895,000
         Accounts receivable
         Inventory                                      234,000
         Other                                           11,000
                                                   ------------
           Current assets                             1,140,000
         Fixed assets, net                              355,000
         Deferred financing costs, net                   78,000
         Intellectual property rights, net            2,390,000
         Goodwill                                     6,631,000
         Other                                           32,000
                                                   ------------
               Total assets                        $ 10,626,000
                                                   ============

      Liabilities:
         Accounts payable and accrued expenses     $    733,000
         Short-term financing arrangements              583,000
         Other                                            5,000
                                                   ------------
           Current liabilities                        1,321,000
      Notes payable                                   3,000,000
      Deferred grant revenue                            292,000
      Other liabilities                                  34,000
                                                   ------------
             Total liabilities                        4,647,000
                                                   ------------

      Capital:
         Preferred Stock
         Common Stock
         Paid-in-surplus                             23,047,000
         Retained earnings                          (14,145,000)
         Treasury stock                              (2,873,000)
                                                   ------------
             Total capital                            5,979,000
                                                   ------------

               Total liabilities and capital       $ 10,626,000
                                                   ============
Please be advised the information presented herein may signifigantly change upon the filing or the related Form 8-K Financial Information due no later than July 6, 2003.

      Forward Looking Statements

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

      (c)   Reports on Form 8-K:

            The Company filed a report on Form 8-K on May 6, 2003 and said report and exhibits thereto are incorporated into this Form 10-QSB by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNE GROUP, INC.


                                          /s/ George W. Benoit
                                        ----------------------------------------
Date: May 20, 2003                      George W. Benoit, Chairman of the Board
                                        of Directors, and Chief Executive
                                        Officer


                                          /s/ Anthony S. Conigliaro
                                        ----------------------------------------
Date: May 20, 2003                      Anthony S. Conigliaro, Vice President
                                        and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George W. Benoit, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                          /s/ George W. Benoit
                                        ----------------------------------------
Date: May 20, 2003                      George W. Benoit, Chairman of the Board
                                        of Directors and Chief Executive
                                        Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-QSB for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony S. Conigliaro, Vice President and Chief Financial Officer of the Registrant, certify, pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                          /s/ Anthony S. Conigliaro
                                        ----------------------------------------
Date: May 20, 2003                      Anthony S. Conigliaro, Vice President
                                        and Chief Financial Officer