Form 10-Q/A
period 2003-05-15
CAREERENGINE NETWORK INC
filed 2003-06-16
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

THIS FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 IS BEING FILED TO AMEND, PRIMARILY, PART II - OTHER INFORMATION, ITEM 5 - OTHER INFORMATION:
PRELIMINARY UNAUDITED PRO-FORMA BALANCE SHEET INFORMATION, SO AS TO PROVIDE CERTAIN ADDITIONAL INFORMATION PERTAINING THERETO.

PLEASE BE ADVISED THAT THE INFORMATION PRESENTED THEREIN MAY SIGNIFICANTLY CHANGE UPON THE FILING OF THE RELATED FORM 8-K FINANCIAL INFORMATION DUE NO LATER THAN JULY 6, 2003.

IN ADDITION, THE PRO-FORMA INFORMATION HAS NOT BEEN REVIEWED OR EXAMINED BY THE COMPANY'S INDEPENDENT AUDITORS.

                                     PART I

                              FINANCIAL INFORMATION

Item l.     Financial Statements.

            The following consolidated financial statements of CNE Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB/A and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission.

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

      See Note 8 -Subsequent Events.

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

      Stock-Based Compensation.

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

      The Company issued to Michael and Carol Gutowski, the principal stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The

      Class C Warrants are not exercisable and are not detachable from the C Preferred Stock prior to 66 months after their issuance. The Company issued to the other common stockholders of SRC, including Larry Reid, SRC's Chief Operating Officer, an aggregate of 899,976 shares of its Common Stock, 1,697,961 shares of its non-voting Series A Preferred Stock and a like number of ten year Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A
      Warrants are not exercisable and are not detachable from the A Preferred Stock prior to 66 months after their issuance. The Company issued an aggregate of 440,000 shares of its Series B Preferred Stock to the holders of the SRC Series B Preferred Stock. The A Preferred Stock has an aggregate liquidating preference over all other CNE equity of $1,697,961 and the B Preferred Stock has an aggregate liquidating preference over all other CNE equity except the A Preferred Stock of $440,000. The C Preferred Stock has no liquidating preference.

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

      Forward Looking Statements

      Certain statements in this Quarterly Report on Form 10-QSB/A constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

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

      Management believes that such working capital deficit, losses and negative operating cash flows will be addressed by the subsequent events and proposed transactions set forth within this form 10-QSB/A.
      Preliminary Unaudited Pro-forma Balance Sheet Information as of March 31. 2003, setting forth the effect of these subsequent transactions, is presented in Part II - Other Information, Item 5: Other Information-Preliminary Unaudited Pro-forma Balance Sheet Information, within this Form 10Q-SB/A.

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

Item 5. Other Information.

      Preliminary Unaudited Pro-forma Balance Sheet Information

      Preliminary unaudited Pro-forma Balance Sheet information, as of March 31, 2003, relating to the acquisitions of SRC Technologies, Inc. and Econo-Comm, Inc. In addition, the Pro-forma balance sheet as of March 31, 2003 reflects additional adjustments which relate to the proposed transfer of assets and obligations to trusts for the benefit of creditors. This Pro-forma information has not been reviewed or examined by the Company's independent auditors.




CNE Group, Inc. and Subsidiaries
Pro-Forma Consolidated Balance Sheet
Unaudited
March 31, 2003

                                                                     Historical March 31, 2003
                                                                    --------------------------

                                                    CNE Group, Inc.      SRC Technologies, Inc.                        Combined
                                                   and subsidiaries        and subsidiaries        Econo-Comm, Inc.   Historical
                                                      Unaudited             Unaudited                 Unaudited       Unaudited
                                                      ---------             ---------                 ---------       ----------
Balance Sheet:
   Assets:
      Current assets:
        Cash                                         $    96,747             $   12,412              $  73,228      $   182,387
        Accounts receivable, net                          28,447                 24,924                351,210          404,581
        Investment in subsidiaries                             -                      -                      -                -
        Inventory                                              -                 90,953                143,167          234,120
        Other                                                  -                      -                 10,777           10,777
      Fixed assets, net                                   22,167                 82,599                250,000          354,766
      Deferred financing costs, net                            -                      -                      -                -
      Patent                                                   -                390,000                      -          390,000
      Other assets                                             -                 20,707                 11,207           31,914
      Goodwill                                                 -                178,833                      -          178,833
                                                               -                                             -                -
                                                       ---------              ---------              ---------      -----------
                                                     $   147,361             $  800,428              $ 839,589      $ 1,787,378
                                                       =========              =========              =========      ===========

   Liabilities:
      Current liabilities:
        Accounts payable and accrued expenses        $   379,141             $  230,012              $  99,717          708,870
        Interest payable                                 288,000                      -                      -          288,000
        Line of credit                                         -                 19,088                145,310          164,398
        Notes  payable                                         -                 12,922                189,561          202,483
        Short-term financing arrangements                      -                454,064                      -          454,064
        12% Debentures payable                         2,400,000                      -                      -        2,400,000
        Other                                                  -                  2,396                  2,500            4,896
        Tax assessment payable                           929,403                428,479                      -        1,357,882
      Notes payable                                            -                 34,152                      -           34,152
      10% Subordinated notes                                   -                      -                      -                -
      8% Subordinated notes                                    -                      -                      -                -
      Deferred grant revenue                             291,827                      -                      -          291,827
                                                                                      -                      -                -
                                                       ---------              ----------             ---------      -----------
                                                       4,288,371               1,181,113                437,088       5,906,572
                                                      ----------              ----------               --------     -----------

   Stockholders' Equity:
      Preferred Stock                                          -                      -                      -                -
      Common Stock                                            68                 36,992                    100           37,160
      Paid-in-surplus                                 16,973,583                515,911                 33,978       17,523,472
      Retained earnings                              (18,241,561)              (933,588)               368,423      (18,806,726)
      Treasury stock                                  (2,873,100)                     -                      -       (2,873,100)
                                                                                      -                      -                -
                                                       ---------              ---------               --------      -----------
                                                      (4,141,010)              (380,685)               402,501       (4,119,194)
                                                      ----------              ----------               -------      -----------
                                                     $   147,361             $  800,428              $ 839,589      $ 1,787,378
                                                      ==========              ==========               ========     ===========


                                                               -                      -                      -




                                                                                                 Pro-forma
                                                                    Adjustments                 as adjusted
                                                                    -----------               March 31, 2003
                                                          Debits  Notes    Credits   Notes       Unaudited
                                                          ------  -----    -------   -----    --------------
Balance Sheet:
   Assets:
      Current assets:
        Cash                                                                                   $   182,387
        Accounts receivable, net                                          $   351,210  c            53,371
        Investment in subsidiaries                   $ 6,523,813  b         6,523,813  d                 -
        Inventory                                                                                  234,120
        Other                                                                                       10,777
      Fixed assets, net                                                                            354,766
      Deferred financing costs, net                                                                      -
      Patent                                           2,000,000  a                              2,390,000
      Other assets                                                                                  31,914
      Goodwill                                         6,501,997  d                              6,680,830
                                                                                                ----------
                                                                                               $ 9,938,165
                                                                                                ==========

   Liabilities:
      Current liabilities:
        Accounts payable and accrued expenses                                                  $   708,870
        Interest payable                                                                           288,000
        Line of credit                                                                             164,398
        Notes payable                                                                              202,483
        Short-term financing arrangements                  351,210  c                              102,854
        12% Debentures payable                                                                   2,400,000
        Other                                                                                        4,896
        Tax assessment payable                                                                   1,357,882
      Notes payable                                                                                 34,152
      10% Subordinated notes                                                                          s   -
      8% Subordinated notes                                                 2,000,000  a         2,000,000
      Deferred grant revenue                                                                       291,827
                                                                                                ----------
                                                                                                 7,555,362
                                                                                                ----------

   Stockholders' Equity:
      Preferred Stock                                                             115  b               115
      Common Stock                                        37,092  d                 9  b                77
      Paid-in-surplus                                    549,889  d         6,523,689  b        23,497,272
      Retained earnings                                                       565,165  d       (18,241,561)
      Treasury stock                                                                            (2,873,100)
                                                                                                ----------
                                                                                    -            2,382,803
                                                      ----------           ----------           ----------
                                                     $15,964,001         $ 15,964,001          $ 9,938,165
                                                      ==========           ==========           ==========
                                                                                    -







                                                           Additional Adjustments                Adjusted
                                                           ----------------------               Pro-forma
                                                          Debits  Notes   Credits    Note     March 31, 2003
                                                          ------  -----   -------    ----     --------------
Balance Sheet:                                                                                  Unaudited
   Assets:
      Current assets:
        Cash                                         $   692,000  1    $    97,885   2        $    776,502
        Accounts receivable, net                                            28,447   2              24,924
        Investment in subsidiaries                                                                       -
        Inventory                                                           13,410   2             220,710
        Other                                                                                       10,777
      Fixed assets, net                                                     22,167   2             332,599
      Deferred financing costs, net                       58,000  1                                 58,000
      Patent                                                                                     2,390,000
      Other assets                                                          16,619   2              15,295
      Goodwill                                                                                   6,680,830
                                                                                                 ---------
                                                                                              $ 10,509,637
                                                                                                ==========

   Liabilities:
      Current liabilities:
        Accounts payable and accrued expenses            289,558  2                           $    419,312
        Interest payable                                 288,000  2                                      -
        Line of credit                                                                             164,398
        Notes payable                                                                              202,483
        Short-term financing arrangements                                                          102,854
        12% Debentures payable                         2,400,000  2                                      -
        Other                                                                                        4,896
        Tax assessment payable                         1,357,882  2                                     -
      Notes payable                                                                                 34,152
      10% Subordinated notes                                               227,000   1             227,000
      8% Subordinated notes                                                                      2,000,000
      Deferred grant revenue                                                                       291,827
                                                                                                 ---------
                                                                                                 3,446,922
                                                                                                 ---------

   Stockholders' Equity:
      Preferred Stock                                                                                  115
      Common Stock                                                                                      77
      Paid-in-surplus                                                    3,211,000   1,2        26,708,272
      Retained earnings                                                  1,468,912   2         (16,772,649)
      Treasury stock                                                                            (2,873,100)
                                                                                                ----------
                                                               -                                 7,062,715
                                                       ---------         ---------              ----------
                                                     $ 5,085,440       $ 5,085,440            $ 10,509,637
                                                       =========        ==========              ==========




Notes:
   Adjustments:
   a. Purchase of patent in consideration of a $2,000,000 8% note payable.

   b. Adjustments to record acquisition of SRC Technologies, Inc. and Econo -Comm, Inc.:


      i. Adjustment to record the acquisition of SRC Technologies, Inc. The preliminary cost of the acquisition of approximately $4,122,640 consisted of the issuance of 1,697,961 shares of Class A Preferred Stock and 1,697,961 Class A Warrants, 4,867,937 shares of Class C Preferred Stock and 4,867,937 Class C Warrants, 440,000 shares of Class D Preferred Stock, and 899,976 shares of Common Stock. The value ascribed to the acquisition is tentative and subject to the results of an appraisal being conducted by an independent valuation consultant. Total consideration was allocated as follows:
              Tangible assets acquired                   $             231,595
              Separately indentifiable intangible assets               568,833
              Goodwill                                   $           4,152,115
                                                         ---------------------
                                                                     4,952,543
              Obligations                                              829,903
                                                         ---------------------
              Total consideration                        $           4,122,640
                                                         ====================

      ii. Adjustment to record the acquisition of Econo-Comm, Inc.. The preliminary cost of the acquisition of approximately $2,401,173 consisted of the issuance of 4,867,938 shares of Class C Preferred Stock and 4,867,938 Class C Warrants. The value ascribed to the acquisition is tentative and subject to the results of an appraisal being conducted by an independent valuation consultant. Total consideration was allocated as follows:
              Tangible assets acquired                   $             488,379
              Goodwill                                               2,349,882
                                                         ---------------------
                                                                     2,838,261
              Obligations                                              437,088
                                                         ---------------------
              Total consideration                        $           2,401,173
                                                         =====================

   c. To eliminate intercompany accounts receivable and related accounts payable amounting to $351,210.

   d. Excess of purchase price over net assets acquired.

   Additional Adjustments:
   1. Proceeds from issuance of $750,000 10% notes payable in a private placement less estimated related offering costs of $58,000. Related attached warrants are valued at $523,000 and included in Paid-in-Surplus. Debt discount of $523,000 to be amortized as additional interest expense over a one-year period.
  2.  Treatment of net obligations transferred. Proposed creation of trusts for the benefit of the creditors of two subsidiaries of the Company.
       The  assets of each of such trusts consists of the
       value, determined by appraisals to be obtained for
       the trusts, of all of the assets of the respective subsidiaries.
       The Trustees of such trusts are required to utilize such
       assets to satisfy the liabilities of such subsidiaries. The creditors who are subject to such trust arrangements have not approved or been asked to approve the extinguishment of these obligations. Company's counsel has opined that the creditors of the two subsidiaries cannot reach the assets of the Company or any of its other subsidiaries to satisfy the obligations of these two subsidiaries to such creditors. The Company expects that the creditors of these two subsidiaries will look directly to the Trustees and the assets of the trusts for the satisfaction of their claims and that the Company will be freed from dealing with these issues:
         Obligations transferred:
          Accounts payable and accrued expenses          $             289,558
          Interest payable                                             288,000
          Debentures payable                                         2,400,000
          Tax assessments payable                                    1,357,882
                                                         ---------------------
           Total obligations transferred                             4,335,440
         Total assets transferred                                      178,528
                                                         ---------------------
            Net obligations transferred                  $           4,156,912
                                                         =====================
      For purposes of the pro-forma presentation certain assets transferred to the trusts will be acquired by the Company for approximately $50,000. This amount is tentative and subject to an appraisal for the trust being conducted by an independent valuation consultant.

Please be advised that the information presented herein may significantly change upon the filing of the related Form 8-K Financial Information due no later than July 6, 2003.

      Forward Looking Statements

      Certain statements in this Quarterly Report on Form 10-QSB/A constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as "may," "will," "would," "should," "could," "expect," "intend," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors that may cause our actual results to differ materially from any forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibit 99.1: Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Exhibit 99.2: Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB/A.

      (c)   Reports on Form 8-K:

            The Company filed a report on Form 8-K on May 6, 2003 and said report and exhibits thereto are incorporated into this Form 10-QSB/A by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNE GROUP, INC.


                                          /s/ George W. Benoit
                                        ----------------------------------------
Date: June 16, 2003                     George W. Benoit, Chairman of the Board
                                        of Directors, and Chief Executive
                                        Officer


                                          /s/ Anthony S. Conigliaro
                                        ----------------------------------------
Date: June 16, 2003                     Anthony S. Conigliaro, Vice President
                                        and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-QSB/A for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, George W. Benoit, Chairman of the Board of Directors and Chief Executive Officer of the Registrant, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                          /s/ George W. Benoit
                                        ----------------------------------------
Date: June 16, 2003                     George W. Benoit, Chairman of the Board
                                        of Directors and Chief Executive
                                        Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CareerEngine Network, Inc. (the "Registrant") on Form 10-QSB/A for the quarterly period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Anthony S. Conigliaro, Vice President and Chief Financial Officer of the Registrant, certify, pursuant to Section. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                          /s/ Anthony S. Conigliaro
                                        ----------------------------------------
Date: June 16, 2003                     Anthony S. Conigliaro, Vice President
                                        and Chief Financial Officer