Form 10QSB
period 2003-06-30
CNE GROUP INC
filed 2003-08-19
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

               200 West 57th Street, Suite 507, New York, NY 10019
                    (Address of Principal Executive Offices)

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

                   Class                        Outstanding at July 31, 2003

      Common stock - par value $.00001                6,490,920 shares

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

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

                        CNE Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                     June 30,             December 31,
                                                                                       2003                   2002
                                                                                -----------------       -----------------
                                                                                   (Unaudited)              (Audited)
ASSETS

Current:
   Cash and cash equivalents                                                    $         317,049       $         183,200
   Accounts receivable, net                                                               258,377                  35,144
   Insurance claims receivable                                                                                     63,912
   Inventory                                                                              228,359
   Other                                                                                   26,901
                                                                                -----------------       -----------------
      Total current assets                                                                830,686                 282,256
Fixed assets, net                                                                         450,462                  33,250
Intellectual property rights                                                            1,550,609
Intangibles                                                                             7,285,894
Other                                                                                      45,550
                                                                                -----------------       -----------------
           Total assets                                                         $      10,163,201       $         315,506
                                                                                =================       =================

LIABILITIES

Current:
   Accounts payable and accrued expenses                                        $         452,902       $         392,307
   Interest payable (Note 13)                                                              48,067                 216,000
   Lines of credit                                                                        164,324
   Notes payable - other                                                                  160,000
   10% Subordinated notes                                                                 417,500
   Other                                                                                   26,670
   Tax assessment payable (Note 13)                                                                               913,461
   Debentures payable (Note 13)                                                                                 2,400,000
   Excess of liabilities over assets of activities
    to be disposed (Notes 8 and 13)                                                     4,502,243
                                                                                -----------------       -----------------
      Total current liabilities                                                         5,771,706               3,921,768
Notes payable                                                                              30,033
8% Subordinated notes                                                                   2,000,000
Deferred grant revenue                                                                    291,827                 291,827
                                                                                -----------------       -----------------
        Total liabilities                                                               8,093,566               4,213,595
                                                                                -----------------       -----------------

Commitments and contingencies (Note 4)

CAPITAL

Preferred stock (Notes 1 and 9)                                                               119
Common stock (Notes 1 and 10)                                                                  77                 682,960
Paid-in surplus                                                                        24,070,485              16,290,691
Accumulated deficit                                                                   (19,127,946)            (17,998,640)
                                                                                -----------------       -----------------
                                                                                        4,942,735              (1,024,989)
Less treasury stock, at cost - 1,238,656 shares                                        (2,873,100)             (2,873,100)
                                                                                -----------------       -----------------
        Total capital                                                                   2,069,635              (3,898,089)
                                                                                -----------------       -----------------
           Total liabilities and capital                                        $      10,163,201       $         315,506
                                                                                =================       =================

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                            June 30,
                                                         -----------------------------       -----------------------------
                                                             2003              2002             2003              2002
                                                         -----------       -----------       -----------       -----------
                                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenues:
   Product sales                                         $   356,093                         $   356,093
   Service fee income                                        168,519                             168,519
   Internet related income                                    34,819       $    58,428            79,858       $   133,116
                                                         -----------       -----------       -----------       -----------
                                                             559,431            58,428           604,470           133,116
   Costs of goods sold                                       278,353                             278,353
                                                         -----------       -----------       -----------       -----------

      Gross profit                                           281,078            58,428           326,117           133,116

Other expenses:
   Selling                                                    17,091                              17,091            10,000
   Compensation and related costs                            313,704           168,716           403,935           356,503
   General and administrative                                340,419           146,916           438,021           251,591
   Depreciation and amortization                              11,083            67,532            23,270           133,928
                                                         -----------       -----------       -----------       -----------
                                                             682,297           383,164           882,317           752,022
                                                         -----------       -----------       -----------       -----------
Loss from continuing operations before other
income and expenses                                         (401,219)         (324,736)         (556,200)         (618,906)

   Amortization of debt discount                            (116,500)           (7,442)         (116,500)          (14,884)
   Interest expense                                         (148,901)          (87,136)         (236,843)         (173,851)
   Gain on fixed assets (Note 1)                                                20,887                             152,934
   Reversal of Director fees accrual                                                                                55,000
                                                         -----------       -----------       -----------       -----------

Loss from continuing operations before
income taxes                                                (666,620)         (398,427)         (909,543)         (599,707)
   Income tax provision                                                                                              5,250
                                                         -----------       -----------       -----------       -----------

Loss from continuing operations                             (666,620)         (398,427)         (909,543)         (604,957)

Discontinued operations:
   Income from discontinued operations                                                                           3,712,884
                                                         -----------       -----------       -----------       -----------

Net income (loss)                                        $  (666,620)      $  (398,427)      $  (909,543)      $ 3,107,927
                                                         ===========       ===========       ===========       ===========

Per common share - basic and diluted:
   Loss from continuing operations                       $      (.10)      $      (.07)      $      (.15)      $      (.11)
   Income from discontinued operations                            --                --                --               .67
                                                         -----------       -----------       -----------       -----------
Net income (loss)  per common share                      $      (.10)      $      (.07)      $      (.15)      $       .56
                                                         ===========       ===========       ===========       ===========

Weighted average number of common
   shares outstanding - basic and diluted                  6,490,920         5,590,944         6,040,932         5,580,944
                                                         ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             ---------------------------
                                                                                2003              2002
                                                                             -----------       ---------
                                                                             (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Loss from continuing operations                                           $  (909,543)      $(604,957)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                             23,270         133,928
        Issuance of common stock for services                                     81,250          31,500
        Amortization of debt discount                                            116,500          14,884
        Reversal of fees due to Directors                                                        (55,000)
        Gain on fixed assets destroyed in catastrophe                                           (152,934)
        Changes in:
           Accounts and insurance claims receivable                               42,727         185,769
           Inventory                                                               8,600
           Other assets                                                          (10,584)         32,274
           Accrued expenses and other liabilities                                  8,642         258,807
           Deferred grant revenue                                                                116,740
                                                                             -----------       ---------
Cash used in continuing operations                                              (639,138)        (38,989)
Cash provided by discontinued operations                                                         200,000
                                                                             -----------       ---------

              Net cash provided by (used in) operating activities               (639,138)        161,011
                                                                             -----------       ---------

Cash flows from investing activities:
   Purchase of furniture and equipment                                           (17,013)
                                                                             -----------       ---------

              Net cash used in investing activities                              (17,013)
                                                                             -----------       ---------

Cash flows from financing activities:
   Proceeds from issuance of 10% notes payable                                 1,000,000
   Principal repayments on notes payable - other                                (110,000)
   Payment of accounts receivable due Sellers of Econo-Comm, Inc.               (100,000)
                                                                             -----------       ---------

              Net cash provided by financing activities                          790,000
                                                                             -----------       ---------

Increase in cash and cash equivalents                                            133,849         161,011
Cash and cash equivalents at beginning of period                                 183,200         200,782
                                                                             -----------       ---------

Cash and cash equivalents at end of period                                   $   317,049       $ 361,793
                                                                             ===========       =========

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, continued

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                      ---------------------------
                                                                                         2003            2002
                                                                                      -----------     -----------
                                                                                      (Unaudited)     (Unaudited)
Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                                      $    12,615       $144,000
        Income taxes                                                                  $        --       $  5,250

      Non-cash investing and financing activities relating to the acquisition of subsidiaries and certain intellectual property rights:
           Accounts receivable                                                        $   102,048
           Inventory                                                                      236,959
           Intellectual property rights                                                 1,550,609
           Intangibles                                                                  7,285,894
           Other assets                                                                   518,586
           Accrued expenses and other liabilities                                      (1,622,015)
           8% notes payable                                                            (2,000,000)
           Issuance of preferred stock, at par                                               (119)
           Issuance of common stock, at par                                                    (9)
           Paid in surplus                                                             (6,048,075)

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    General

      Business

      CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC") and Econo-Comm, Inc. (d/b/a Mobile Communications) ("ECI"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and US. Commlink, Ltd. ("USCL"). Connectivity, USCL and ECI, the "SRC group of companies," market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC and the Company have intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

      The Company also generates revenue from its CareerEngine division that is engaged in the business of e-recruiting.

      The Company and CareerEngine are located at 200 West 57th Street, New York, NY 10019 (212- 977-2200). SRC, Connectivity and ECI are located at 3733 NW 16th Street, Lauderhill, FL 33311 (954-587-1414). USCL is located at 6244 Preston Avenue, Livermore, CA 94550 (925-960-0097).

      Corporate Matters

      On April 17, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, CareerEngine Network, Inc. ("CareerEngine") became a wholly-owned subsidiary of the Company. Pursuant to this transaction, the Company acquired all of the assets of CareerEngine and all former stockholders of CareerEngine became the stockholders of the Company, which is the entity that is now publicly traded on the American and Pacific Stock Exchanges under the symbol "CNE." As a successor entity to CareerEngine, the Company's shares are deemed to be registered under
      Section 12(g) of the Securities Exchange Act of 1934 and Rule 12g-3 promulgated thereunder. The shares were issued without registration in reliance upon exemptions provided in Section 3(a)(9) of the Securities Act of 1933 and Rule 145 promulgated thereunder.

      In addition, the officers and directors of CareerEngine became the officers and directors of the Company. On April 23, 2003, three directors of the Company resigned (Kevin J. Benoit, Edward A. Martino and James J. Murtha) and their replacements were appointed (Michael J. Gutowski, Larry
      M. Reid and Carol L. Gutowski). Ms. Gutowski is the wife of Michael J. Gutowski. Messrs. Gutowski and Reid were also appointed the President and Chief Operating Officer and the Executive Vice President of the Company, respectively. See "Acquisition of all of the outstanding stock of SRC and ECI" below.

                 See Notes to Consolidated Financial Statements

      In addition, on April 23, 2003, the Board of Directors and majority of the stockholders of the Company approved an increase in the authorized number of shares of common stock to 40,000,000 with a par value of $0.00001 per share and approved an increase in the authorized number of shares of preferred stock to 25,000,000 with a par value of $0.00001 per share. The preferred stock may be issued in one or more series at the discretion of the Board of Directors.

      Acquisition of all of the outstanding stock of SRC and ECI

            SRC

      On April 23, 2003, the Company issued to Mr. and Mrs. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the C Preferred Stock prior to 66 months after their issuance. See
      Note 9 - Preferred Stock.

      The Company issued to the other former common stockholders of SRC, including Larry M. Reid, an aggregate of 899,976 shares of its Common Stock, 1,697,961 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable and are not detachable from the Series A Preferred Stock prior to 66 months after their issuance. See Note 9 - Preferred Stock.

      The Company issued an aggregate of 440,000 shares of its Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock. See Note 9 - Preferred Stock.

      The Series A Preferred Stock has an aggregate liquidating preference over all other CNE equity of $1,697,961 and the Series B Preferred Stock has an aggregate liquidating preference over all other CNE equity except the Series A Preferred Stock of $440,000. The Series C Preferred Stock has no liquidating preference.

            ECI

      On April 23, 2003, the Company issued to Gary Eichsteadt and Thomas Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. Messrs. Eichsteadt and Sullivan remained executive officers ECI.

      There were no relationships between the Company or any of its affiliates and any of the sellers of the assets acquired by the Company prior to the acquisition transactions.

                 See Notes to Consolidated Financial Statements

      Private Financing

      On April 23, 2003, the Company also effected a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was to the officers of the Company, and 3,124,350 ten year Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 5% of the Company's then outstanding common stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000 which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

      The Company is using the funds obtained from this financing to pay certain ECI notes payable and for working capital. The financing was effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      2003 Stock Incentive Plan

      On April 30, 2003 a majority of the stockholders and the Board of Directors of the Company approved the 2003 Stock Incentive Plan (the "2003 Plan"), which provides, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of Common Stock. The purpose of the 2003 Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is administered by the Incentive Compensation Committee of the Board. On April 30, 2003, options to purchase 1,987,500 shares of the Company's common stock, at a weighted average exercise price of $1.32, were granted to five officers (1,800,000) and one employee (187,500) of the Company. No options granted have been exercised. In addition, on April 30,2003, options to purchase 605,000 shares of the Company's common stock were granted to independent contractors of the Company and the Company recorded a charge of $81,250, relating to the 325,000 options that were vested at June 30, 2003, on its Statement of Operations for the three and six month ended June 30, 2003.

      Catastrophe of September 11, 2001

      The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, the Company's management had been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and

                 See Notes to Consolidated Financial Statements seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, recorded a $152,934 gain on assets destroyed due to this catastrophe which was recorded in the six months ended June 30, 2002. The Company also had insurance coverage for other than assets destroyed. As of June 30, 2003 all outstanding insurance claims relating to the catastrophe have been received.

      In addition, the Company applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above condition is not satisfied.

2.    Significant Accounting Policies

      The accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission.

      In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2003 and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. The financial statements as of June 30, 2003 and for the three and six months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows and has a working capital deficit. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

      Management believes that such working capital deficit, losses and negative operating cash flows will ultimately be positively addressed by (i) the acquisitions and related financing disclosed within these financial statements as of June 30, 2003 and 2002 and the three month periods then ended and (ii) the expected results of our current fund raising activities.

      Revenue Recognition

      The Company's operations relating to manufacturing, marketing and servicing its remote and cellular-based emergency response products recognizes revenue from the sale of a product upon installation or delivery to the customer, depending on the terms of the underlying sales agreement

                 See Notes to Consolidated Financial Statements

      Fees from E-recruiting are earned on the placement of job placement and sponsorship advertisements on the Company's web site and are recognized over the period during which the advertisements are exhibited. Revenues derived from co-branding arrangements with content providers are of a similar nature and are recognized over the period during which the advertisements are exhibited. Website construction fees are recognized ratably over the construction period. Monthly hosting and maintenance fees for such sites are recognized ratably over the period of the underlying contract.

      Trade Receivables

      The Company evaluates collectability of trade receivables based on the creditworthiness of each customer. An allowance for doubtful accounts is established, if necessary, based on the results of management's assessment.

      Concentration of Credit Risk

      The Company is exposed to credit risks in the event of default by financial institutions in which balances are maintained in excess of insured limits. At June 30, 2003 such exposure aggregated $140,392.

      The Company's sales are primarily provided to customers throughout the United States. Historically, there have been no material concentration, and credit losses have not been significant.

      Use of Estimates

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

      Inventory

      Inventory consists primarily of electronic parts and cellular phones. Inventory is stated at the lower of cost (first-in, first-out) or market.

      Startup Activities

      Costs associated with the organization and start-up activities of the Company were expensed as incurred.

      Income (Loss) Per Share

      Basic income (loss) per share is based on the weighted average number of common shares outstanding. Employee incentive stock options and outstanding warrants did not have an effect on the computation of diluted earnings per share since they were anti-dilutive.

                 See Notes to Consolidated Financial Statements

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

      At June 30, 2003, the Company and two of its subsidiaries each had separate stock-based employee compensation plans. On March 14, 2003 all recipients of options granted to them under the plans of the subsidiaries rescinded their interests. As permitted under SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, which amended SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25 and related interpretations including FIN No. 44. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for options granted under its plan.

                                                                        Six Months Ended
                                                                            June 30,
                                                                    --------------------------
                                                                      2003             2002
                                                                    ---------       ----------
      Net (loss) income, as reported                                $(909,543)      $3,107,927
      Less, Total stock-based employee compensation expense
      determined under fair value-based method for all awards,
      net of related tax effects                                            0                0
                                                                    ---------       ----------

      Pro forma net (loss) income                                   $(909,543)      $3,107,927
                                                                    =========       ==========

      Net (loss) income per share:
               Basic and diluted - as reported                      $   (0.15)      $     0.56
                                                                    =========       ==========
               Basic and diluted - pro forma                        $   (0.15)      $     0.56
                                                                    =========       ==========

      On April 30, 2003, options to purchase 1,987,500 shares were granted to five officers (1,800,000) and one employee (187,500) of the Company at exercise prices equal to the market price of the Company's common stock on the date of the grant. No options granted have been exercised. In addition, on April 30, 2003, options to purchase 605,000 shares were granted to independent contractors of the Company. See Note 1 - General:
      2003 Stock Incentive Plan.

                 See Notes to Consolidated Financial Statements

      Impairment of Long-Lived Assets

      Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the three and six month periods ended June 30, 2003 and the year ended December 31, 2002.

3.    Discontinued Operations

      In 1997, the Company entered into a triple net, credit type lease with Carmike Cinemas, Inc. ("Carmike"), pursuant to which the Company leased to Carmike six parcels of land and the improvements thereon. Concurrently, the Company issued $72,750,000 principal amount of its adjustable rate tender securities due November 1, 2015 (the "Bonds"). The Bonds were secured by irrevocable letters of credit issued by a group of banks. In connection therewith the Company entered into a Reimbursement Agreement with Wachovia, as agent for the banks, under which the Company was obligated to remit all rent received under the lease to Wachovia to reimburse the banks for the Bond payments made by draws on their letters of credit.

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

                 See Notes to Consolidated Financial Statements

      Income from discontinued operations for the three and six month periods ended June 30, 2003 and 2002 are as follows:

                                                              Three Months                       Six Months
                                                                 Ended                             Ended
                                                                June 30,                          June 30,
                                                    --------------------------------   -------------------------------
                                                         2003             2002              2003            2002
                                                    ---------------  ---------------   --------------  ---------------
                  Revenues:
                      Rental income                 $            --  $            --   $           --  $     1,249,710
                      Gain on extinguishment
                        of debt                                                                              3,512,884
                      Common membership
                        interest transfer fee                                                                  294,755
                                                    ---------------  ---------------   --------------  ---------------
                                                                                                             5,057,349
                                                    ---------------  ---------------   --------------  ---------------
                  Expenses:
                      Interest                                                                               1,249,710
                      Other                                                                                     94,755
                                                    ---------------  ---------------   --------------  ---------------
                                                                                                             1,344,465
                                                    ---------------  ---------------   --------------  ---------------
                                                    $            --  $            --   $           --  $     3,712,884
                                                    ===============  ===============   ==============  ===============

4.    Litigation

      The Company is a party to various vendor related litigation. Based on the advise of legal counsel, the Company has accrued a liability of approximately $100,000.

5.    Debentures Payable

      In 2000, the CareerEngine privately placed 48 units of its securities. Each unit consisted of a $50,000 subordinated convertible debenture, 12,500 Class A Common Stock Warrants and 12,500 Class B Common Stock Warrants. Each $50,000 debenture is convertible into 25,000 shares of common stock. The Class A and B Warrants are exercisable at $4 and $6, respectively. The debentures bear interest at 12%, payable quarterly, commencing October 1, 2000 and mature March 31, 2010. The Class A Warrants expired on March 31, 2003 and the Class B Warrants are exercisable at any time until March 31, 2005. In the private placement, officers, stockholders and directors of the Company acquired 10.5 units for $525,000.

      At June 30, 2003, the aggregate number of shares issuable upon the exercise of all the outstanding warrants and the conversion of all the debentures is 1,800,000.

      CareerEngine incurred an interest charge of $246,875 due to the beneficial conversion feature of the debentures. In addition, CareerEngine valued the warrants at $740,000 which was being accounted for as debt discount and was being amortized through the period the debentures were callable. The amounts ascribed to the beneficial conversion feature and the warrants aggregating $986,875 were credited to paid-in-surplus.

                 See Notes to Consolidated Financial Statements

      CareerEngine paid the placement agent cash of $375,025 and granted the agent a warrant exercisable through June 2005 (valued at $200,000) to purchase 5 units at $60,000 per unit. Of the total consideration, $426,658 was accounted for as deferred financing costs which was being amortized over the life of the debentures and $148,367 deemed attributable to the warrant portion of the unit, was charged to paid-in surplus.

      Interest accrued on debentures payable, relating to the period from April 1, 2002 through June 30, 2003, aggregating $360,000 has not been paid through July 1, 2003. Accordingly, since the CareerEngine had not paid the interest due on July 1, 2002 by July 16, 2002 (the "grace period"), CareerEngine's obligation is considered callable by the debenture holders. However, for the debentures to be in default, the holders of no less then 51% in principal amount of the debentures must notify the Company that an event of default has occurred and may thereafter declare all debentures and related interest immediately due and payable. As of August 18, 2003, no such demand had been made by any debenture holder.

      As a result of the nonpayment of interest as set forth above and the reclassification of the debentures as a current obligation, the remaining
      (i) unamortized debt discount on the debentures ($661,980) was recognized as interest expense and (ii) unamortized deferred financing costs associated with the debentures ($320,350) was recognized as expense, in 2002.

      See Note 13 "Subsequent Events: Conversion of Debentures Payable."

6.    Income Taxes

      Commencing in August 2000, pursuant to an understanding with the IRS, the Company began paying $30,000 per month until the assessed tax deficiency relating to the years 1985 through 1989 and interest thereon is fully satisfied. However, after a technical review by special tax counsel of the tax deficiency and related interest, management of the Company believed that there may be a basis for its reduction. Pending the ultimate resolution of this matter with the IRS, in September 2001 the Company temporarily suspended making monthly payments. At June 30, 2003, the outstanding balance of the liability amounted to approximately $946,000 including related interest.

      See Note 13 "Subsequent Events: Settlement of Tax Assessment Payable."

7.    Director Fees

      At June 30, 2003, the Company's five outside directors have similarly agreed to forego previously accrued and unpaid directors' fees earned through December 31, 2001 and agreed to forgo future compensation until further notice. The reversal of previously accrued fees has been reflected in the Company's Consolidated Statement of Operations for the three and six-month period ended June 30, 2002. Due to the nature of the Company's operations prior to the acquisitions and related financing in April, 2003, appropriate director compensation was deemed to be a nominal amount by the Company.

                 See Notes to Consolidated Financial Statements

8.    Excess of Liabilities over Assets of Activities to be Disposed

      Two subsidiaries of the Company have remaining liabilities of $4,605,447 that are substantially in excess of their remaining assets of $103,204. Each of these subsidiaries created a trust for the benefit of their creditors. The assets of each trust consists of the remaining assets of the subsidiary (or if the assets were not transferred to the trust, their cash value determined by independent appraisals obtained for the trusts). The Trustees of each of the trusts are required to utilize such remaining assets to satisfy the remaining liabilities of such subsidiaries. The creditors who are subject to such trust arrangements have not approved or been asked to approve the extinguishment of these obligations. Company's counsel has opined that the creditors of the two subsidiaries cannot reach the assets of the Company or any of its other subsidiaries to satisfy the obligations of these two subsidiaries to such creditors. The Company expects that the creditors of these two subsidiaries will look directly to the Trustees and the remaining assets of the trusts for the satisfaction of their claims and that the Company will be freed from dealing with these issues.

      Excess of liabilities over assets of activities to be disposed consists of the following at June 30, 2003

                                                                 June 30, 2003
                                                                 -------------
      Transferred liabilities:
          Accounts payable and accrued expenses                   $   444,910
          Interest payable                                            360,000
          Debentures payable                                        2,400,000
          Tax assessments payable                                   1,373,948
          Other                                                        26,589
                                                                  -----------
                                                                    4,605,447
      Transferred assets:                                            (103,204)
                                                                  -----------
               Excess of liabilities over assets
                 of activities to be disposed                     $ 4,502,243
                                                                  ===========

      See Note 13 "Subsequent Events: Settlement of Tax Assessment Payable, Conversion of Debentures Payable, and Sale of Subsidiary."

9.    Preferred Stock

      Preferred Stock consists of the following at June 30, 2003 and December 31, 2002:

                                                     June 30,       December 31,
                                                       2003             2002
                                                    ----------      ------------
      Par value per share:                          $   .00001      $     .10000
      Authorized number of shares                   25,000,000         1,000,000
      Issued and outstanding number of shares:
          Series A                                   1,697,961                --
          Series B                                     440,000                --
          Series C                                   9,735,875                --
          Series E                                          --                --
                                                    ----------      ------------
               Total                                11,873,836                --
                                                    ==========      ============

                 See Notes to Consolidated Financial Statements

10.   Common Stock

      Common Stock consists of the following at June 30, 2003 and December 31, 2002:

                                                    June 30,      December 31,
                                                      2003             2002
                                                   ----------     ------------
      Par value per share:                         $   .00001      $   .10000
      Authorized number of shares                  40,000,000      10,000,000
      Issued and outstanding number of shares       7,729,576       6,829,600

11.   Acquisitions and related Unaudited Pro forma Financial Information

      The purchase price of the acquisition of SRC and ECI was allocated to the Company's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $7,285,894 being recorded as Intangibles. The value of the intellectual property rights, amounting to $1,550,609, acquired in the related financing was also determined by an independent appraiser. SRC and its subsidiaries Connectivity and USCL, and ECI, collectively market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. Due to these acquisitions and related financing, the Company has acquired intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

      The Company's consolidated financial statements include the results of operations of SRC and ECI from their respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2002 for the three and six month periods ended June 30, 2002 and on January 1, 2003 for the three and six month periods ended June 30, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2002 or January 1, 2003, as the case may be, or which may result in the future.

                                         Three Months Ended                  Six Months Ended
                                               June 30,                           June 30,
                                    -----------------------------       -----------------------------
                                        2003              2002              2003              2002
                                    -----------       -----------       -----------       -----------
      Revenues                      $   673,251       $   794,399       $ 1,201,933       $ 1,949,196
      Expenses                        1,522,113         1,565,223         2,694,324         3,253,931
                                    -----------       -----------       -----------       -----------
          Loss from continuing
          operations                $  (848,862)      $  (770,824)      $(1,492,391)      $(1,304,735)
                                    ===========       ===========       ===========       ===========

      Loss from continuing
      operations per share:
          Basic and diluted         $     (0.13)      $     (0.14)       $     (0.15)      $    (0.23)
                                    ===========       ===========       ===========       ===========

                 See Notes to Consolidated Financial Statements

12.   American Stock Exchange Listing

      The Company has sustained losses from continuing operations for five of its most recent fiscal years and, accordingly, pursuant to certain requirements of the American Stock Exchange the Company must have Stockholders' Equity or Capital in excess of $6,000,000 to meet the Exchange's continuing listing requirements.

      At June 30, 2003 the Company's Capital was $2,069,635. The subsequent events set forth in Note 13 below increases its Capital to $6,142,757 as follows:

      Capital at June 30, 2003                                $2,069,635
          Effect of settlement of tax assessment payable         895,622
          Effect of debentures payable conversion              2,587,500
          Effect of sale of subsidiary                           590,000
                                                              ----------
      Capital at June 30, 2003, as adjusted by the
         Subsequent Events as per Note 13                     $6,142,757
                                                              ==========

      The Company is actively seeking additional equity and/or debt financing for its business operations.

13.   Subsequent Events

      Settlement of Tax Assessment Payable

      On July 16, 2003, the Internal Revenue Service accepted an Offer in Compromise submitted on April 24, 2003 by a subsidiary of the Company to settle its Tax Assessment Payable amounting to approximately $946,000, including related interest, at June 30, 2003. The accepted Offer in Compromise provides for payment of $50,000 cash, payable on or before October 14, 2003. The subsidiary paid $30,000 of the settlement in July 2003 with the balance to be paid prior to October 14, 2003.

      The Company will recognized an adjustment to income in the amount of approximately $895,000 relating to this transaction when the settlement is paid in full.

      Conversion of Debentures Payable

      In August 2003, 93.75% of the holders of the Debentures Payable issued by a subsidiary of the Company elected to (i) convert the entire outstanding principal balance of the debentures amounting to approximately $2,250,000,
      (ii) return (562,500) of the related outstanding B Warrants of the Company, and (iii) waive all accrued and unpaid interest relating thereto ($337,500), in consideration of (i) 1,125,000 shares of the common stock of the Company and (ii) 1,125,000 five-year common stock warrants exercisable at $3.00 per share. One half of these warrants are exercisable immediately with the balance exercisable commencing January 1, 2004. The conversion of the Debentures Payable will increase the Company's Common Stock, par value $.00001, by $11.00, and increased Paid-in-surplus by $2,587,489.

                 See Notes to Consolidated Financial Statements

      Sale of Subsidiary

      On August 15, 2003 the Company, for a nominal amount, sold all the stock of one of the subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and will recognize a gain amounting to approximately $590,000.

                 See Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Special Note Regarding Forward Looking Statements

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

      General

      CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC" and Econo-Comm, Inc. (d/b/a Mobile Communications) ("ECI"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and US. Commlink, Ltd. ("USCL"). Connectivity, USCL and ECI, the "SRC group of companies," market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC and the Company have intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

      The Company also generates revenue from its CareerEngine division that is engaged in the business of e-recruiting.

      2003 Stock Incentive Plan

      On April 30, 2003 a majority of the stockholders and the Board of Directors of the Company approved the 2003 Stock Incentive Plan (the "2003 Plan"), which provides, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of Common Stock. The purpose of the 2003 Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is

                 See Notes to Consolidated Financial Statements administered by the Incentive Compensation Committee of the Board. On April 30, 2003, options to purchase 1,987,500 shares of common stock of the Company, at a weighted average exercise price of $1.32, were granted to five officers (1,800,000) and one employee (187,500) of the Company. No options granted have been exercised. In addition, on April 30, 2003, options to purchase 605,000 shares of common stock of the Company were granted to independent contractors of the Company and the Company recorded a charge of $81,250 relating to the 325,000 options that were vested at June 30, 2003 on its Statement of Operations for the three and six month periods ended June 30, 2003.

      Catastrophe of September 11, 2001

      The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, the Company's management had been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, recorded a $152,934 gain on assets destroyed due to this catastrophe which was recorded in the six months ended June
      30, 2002. The Company also had insurance coverage for other than assets destroyed. As of June 30, 2003 all outstanding insurance claims relating to the catastrophe have been received.

      In addition, the Company applied for governmental assistance grants related to the catastrophe. In April and September 2002, the Company received grants aggregating $291,827. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above condition is not satisfied.

      Critical Accounting Policies

      The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has not adopted any significant new accounting policies during the six-month period ended June 30, 2003.

      A significant judgment made by management in the preparation of the Company's financial statements is the determination of the allowance for doubtful accounts. This determination is made periodically in the ordinary course of business.

                 See Notes to Consolidated Financial Statements

A.    Results of Operations:

      Three-Month Period Ended June 30, 2003 Compared to the Three-Month Period Ended June 30, 2002

      Revenues

      Total revenues from continuing operations increased to $559,431 for the three-month period ended June 30, 2003 from $58,428 for the three-month period ended June 30, 2002.

      Product sales income increased to $356,093 for the three-month period ended June 30, 2003 from nil for the three-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Service fee income increased to $168,519 for the three-month period ended June 30, 2003 from nil for the three-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Internet related income decreased to $34,819 for the three-month period ended June 30, 2003 from $58,428 for the three-month period ended June 30, 2002 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

      In July 2003, (i) a subsidiary of the Company entered into a product supply, license and distribution agreement for its wireless call box products with the Commercial, Government and Industrial Solutions Sector of Motorola, Inc. and (ii) another subsidiary of the Company was awarded a $655,000 contract to replace outmoded motorist emergency call box stations in the Posey/Webster Tubes located in Alameda, California.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $278,353 for the three-month period ended June 30, 2003 from nil for the three-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Other Expenses

      Total other expenses from continuing operations increased to $682,297 for the three-month period ended June 30, 2003 from $383,164 for the three-month period ended June 30, 2002.

                 See Notes to Consolidated Financial Statements

      Selling expenses increased to $17,091 for the three-month period ended June 30, 2003 from nil for the three-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Compensation and related costs increased to $313,704 for the three-month period ended June 30, 2003 from $168,716 for the three-month period ended June 30, 2002 due to the acquired operations and related increase in personnel, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      General and administrative expenses increased to $340,419 for the three-month period ended June 30, 2003 from $146,916 for the three-month period ended June 30, 2002 due to the costs associated with the acquisition and related operations of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc., and the costs associated with the private financing, both completed in April 2003.

      Other Items

      Amortization of debt discount increased to $116,500 for the three-month period ended June 30, 2003 from $7,442 for the three-month period ended June 30, 2002 due to cessation of amortization of the debt discount related to debentures payable and the commencement of amortization of the debt discount ($699,000) related to the 10% subordinated notes over a period of one year.

      Interest expense increased to $148,901 for the three-month period ended June 30, 2003 from $87,136 for the three-month period ended June 30, 2002 due primarily to the issuance of the Company's 10% and 8% subordinated notes in April 2003.

      Gain on fixed assets destroyed in catastrophe decreased to nil for the three-month period ended June 30, 2003 from $20,887 for the three-month period ended June 30, 2002 due to the destruction of the World Trade Center where the Company was headquartered.

      Operating Loss

      On a pre-tax basis, we had a loss of $666,620 for the three-month period ended June 30, 2003 from continuing operations compared with a loss of $398,427 for the three-month period ended June 30, 2002.

      Our loss from continuing operations for the three-month period ended June 30, 2003 was $666,620 compared with a loss from continuing operations of $398,427 for the three-month period ended June 30, 2002. For the three-month period ended June 30, 2003, loss per common share from continuing operations, basic and diluted, was $.10 per share. For the three-month period ended June 30, 2002, loss per common share from continuing operations, basic and diluted, was $.07 per share.

                 See Notes to Consolidated Financial Statements

      Our net loss for the three-month period ended June 30, 2003 was $666,620 compared with a net loss of $398,427 for the three-month period ended June 30, 2002. For the three-month period ended June 30, 2003, net loss per common share, basic and diluted, was $.10 per share. For the three-month period ended June 30, 2002, net loss per common share, basic and diluted, was $.07 per share.

      Six-Month Period Ended June 30, 2003 Compared to the Six-Month Period Ended June 30, 2002

      Revenues

      Total revenues from continuing operations increased to $604,470 for the six-month period ended June 30, 2003 from $133,116 for the six-month period ended June 30, 2002.

      Product sales income increased to $356,093 for the six-month period ended June 30, 2003 from nil for the six-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Service fee income increased to $168,519 for the six-month period ended June 30, 2003 from nil for the six-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Internet related income decreased to $79,858 for the six-month period ended June 30, 2003 from $133,116 for the six-month period ended June 30, 2002 as the operations of our subsidiary, CareerEngine, Inc. have been significantly reduced since January 2001.

      In July 2003, (i) a subsidiary of the Company entered into a product supply, license and distribution agreement for its wireless call box products with the Commercial, Government and Industrial Solutions Sector of Motorola, Inc. and (ii) another subsidiary of the Company was awarded a $655,000 contract to replace outmoded motorist emergency call box stations in the Posey/Webster Tubes located in Alameda, California.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $278,353 for the six-month period ended June 30, 2003 from nil for the six-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Other Expenses

      Total other expenses from continuing operations increased to $882,317 for the six-month period ended June 30, 2003 from $752,0224 for the six-month period ended June 30, 2002.

                 See Notes to Consolidated Financial Statements

      Selling expenses increased to $17,091 for the six-month period ended June 30, 2003 from $10,000 for the six-month period ended June 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      Compensation and related costs increased to $403,935 for the six-month period ended June 30, 2003 from $356,503 for the six-month period ended June 30, 2002 due to the acquired operations and related increase in personnel, in April 2003, of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc.

      General and administrative expenses increased to $438,021 for the six-month period ended June 30, 2003 from $251,591 for the six-month period ended June 30, 2002 due to the costs associated with the acquisition and related operations of SRC Technologies, Inc. and its subsidiaries and Econo-Comm, Inc., and the costs associated with the private financing, both completed in April 2003.

      Other Items

      Amortization of debt discount increased to $116,500 for the six-month period ended June 30, 2003 from $14,884 for the six-month period ended June 30, 2002 due to cessation of amortization of the debt discount related to debentures payable and the commencement of amortization of the debt discount ($699,000) related to the 10% subordinated notes over a period of one year.

      Interest expense increased to $236,843 for the six-month period ended June 30, 2003 from $173,851 for the six-month period ended June 30, 2002 due primarily to the issuance of the Company's 10% and 8% subordinated notes in April 2003.

      Gain on fixed assets destroyed in catastrophe decreased to nil for the six-month period ended June 30, 2003 from $152,934 for the six-month period ended June 30, 2002 due to the destruction of the World Trade Center where the Company was headquartered.

      Reversal of Directors fees decreased to $55,000 for the six-month period ended June 30, 2003 from nil for the six-month period ended June 30, 2002. This amount relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice.

      Operating Loss

      On a pre-tax basis, we had a loss of $909,543 for the six-month period ended June 30, 2003 from continuing operations compared with a loss of $599,707 for the six-month period ended June 30, 2002 from continuing operations primarily due to start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financing.

                 See Notes to Consolidated Financial Statements

      Our loss from continuing operations for the six-month period ended June 30, 2003 was $909,543 compared with a loss from continuing operations of $604,957 for the six-month period ended June 30, 2002. For the six-month period ended June 30, 2003, loss per common share from continuing operations, basic and diluted, was $.15 per share. For the six-month period ended June 30, 2002, loss per common share from continuing operations, basic and diluted, was $.11 per share.

      Our income from discontinued operations for the six-month period ended June 30, 2003 was nil compared with income from discontinued operations of $3,712,884 for the six-month period ended June 30, 2002 due primarily to the transfer of title to the six theaters leased to Carmike Cinemas, Inc. by the Company to the banks in payment of the related non-recourse debt, and the consequential recognition of the related gain representing the excess of liabilities over the carrying value of the theaters. For the six-month period ended June 30, 2003, income per common share from discontinued operations, basic and diluted, was nil per share. For the six-month period ended June 30, 2002, income per common share from discontinued operations, basic and diluted, was $.67 per share.

      Our net loss for the six-month period ended June 30, 2003 was $909,543 compared with net income of $3,107,927 for the six-month period ended June 30, 2002. For the six-month period ended June 30, 2003, net loss per common share, basic and diluted, was $.15 per share. For the six-month period ended June 30, 2002, net income per common share, basic and diluted, was $.56 per share.

B.    Liquidity and Capital Resources

      The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows and has a working capital deficit. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

      On April 23, 2003, the Company also effected a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was from the officers of the Company, and 3,124,350 ten year Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The Warrants are non-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 5% of the Company's then outstanding common stock at $0.50 per share. These Warrants will also be non-dilutive until the Notes have been repaid. In addition, the Company valued the warrants at $699,000 which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

                 See Notes to Consolidated Financial Statements

      The Company is using the funds obtained from this financing to pay certain ECI notes payable and for working capital. The financing was effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      Management believes that such working capital deficit, losses and negative operating cash flows will ultimately be positively addressed by (i) the acquisitions and related financing disclosed within these financial statements as of June 30, 2003 and 2002 and the three month periods then ended and (ii) the expected results of our current fund raising activities.

      We do not have any material commitments for capital expenditures as of June 30, 2003.

C.    American Stock Exchange

      The Company has sustained losses from continuing operations for five of its most recent fiscal years and, accordingly, pursuant to certain requirements of the American Stock Exchange the Company must have Stockholders' Equity or Capital in excess of $6,000,000 to meet the Exchange's continuing listing requirements. At June 30, 2003 the Company's Capital was $2,069,635.

      Capital at June 30, 2003                                  $     2,069,635
          Effect of settlement of tax assessment payable                895,622
          Effect of debentures payable conversion                     2,587,500
          Effect of sale of subsidiary                                  590,000
                                                                ---------------
      Capital at June 30, 2003, as adjusted by the
         Subsequent Events as per Note 13 of the financial
         statements filed with this Form 10-QSB                     $ 6,142,757
                                                                ===============

      The Company is actively seeking additional equity and/or debt financing for its business operations.

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

                 See Notes to Consolidated Financial Statements

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is a party to various vendor related litigations. Based on the advise of legal counsel, the Company has accrued a liability of approximately $100,000.

Item 2. Changes in Securities and Use of Proceeds.

      During the three months ended June 30, 2003, the Company issued notes and warrants in a private transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. For information on these issuances, see "Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company issued preferred stock, common stock, warrants and notes in connection with its acquisition of SRC and ECI pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act. For information on these issuances, see "Part II - Item 5: Other Information."

Item 3. Defaults in Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      Corporate Matters

      On April 17, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, CareerEngine Network, Inc. ("CareerEngine") became a wholly-owned subsidiary of the Company. Pursuant to this transaction the Company acquired all of the assets of CareerEngine and all former stockholders of CareerEngine became the stockholders of the Company, which is the entity that is now publicly traded on the American and Pacific Stock Exchanges under the symbol "CNE." As a successor entity to CareerEngine, the Company's shares are deemed to be registered under
      Section 12(g) of the Securities Exchange Act of 1934 and Rule 12g-3 promulgated thereunder. The shares were issued without registration in reliance upon exemptions provided in Section 3(a)(9) of the Securities Act of 1933 and Rule 145 promulgated thereunder.

      In addition, the officers and directors of CareerEngine became the officers and directors of the Company. On April 23, 2003, three directors of the Company resigned (Kevin J. Benoit, Edward A. Martino and James J. Murtha) and their replacements were appointed (Messrs. Michael J. Gutowski and Larry M. Reid

                 See Notes to Consolidated Financial Statements and Ms. Carol L. Gutowski). Ms. Gutowski is the wife of Mr. Gutowski. Messrs. Gutowski and Reid were also appointed the President and Chief Operating Officer and the Executive Vice President of the Company, respectively. See "Acquisition of all of the outstanding stock of SRC and ECI" below.

      Acquisition of all of the outstanding stock of SRC and ECI

            SRC

      On April 23, 2003, the Company issued to Mr.. and Mrs.. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the C Preferred Stock prior to 66 months after their issuance.

      The Company issued to the other former common stockholders of SRC, including Mr. Reid, an aggregate of 899,976 shares of its Common Stock, 1,697,961 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable and are not detachable from the A Preferred Stock prior to 66 months after their issuance.

      The Company issued an aggregate of 440,000 shares of its Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock.

      The A Preferred Stock has an aggregate liquidating preference over all other CNE equity of $1,697,961 and the B Preferred Stock has an aggregate liquidating preference over all other CNE equity except the A Preferred Stock of $440,000. The C Preferred Stock has no liquidating preference.

            ECI

      On April 23, 2003, the Company issued to Gary Eichsteadt and Thomas Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent related to the operation of ECI's business from Mr. Eichsteadt for the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. Messrs. Eichsteadt and Sullivan remained executive officers ECI.

      There were no relationships between the Company or any of its affiliates and any of the sellers of the assets acquired by the Company prior to the acquisition transactions.

                 See Notes to Consolidated Financial Statements

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

            32.1: Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2: Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

      (b)   Reports on Form 8-K:

            During the six months ended June 30, 2003 and the period July 1, 2003 to the date of this Form 10-QSB the Company filed reports on Form 8K on May 6, 2003 as amended on Form 8-K/A on July 7, 2003, on June 30, 2003 as amended on Form 8-K/A on July 7, 2003, and on July 28, 2003. These Form 8-K's and related Form-8K/A's and the Exhibits attached thereto are incorporated herein by reference.

                 See Notes to Consolidated Financial Statements

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CNE GROUP, INC.


                                   /s/ George W. Benoit
                                   --------------------------------------------
Date: August 19, 2003              George W. Benoit, Chairman of the Board
                                   of Directors, President, and Chief Executive
                                   Officer


                                   /s/ Anthony S. Conigliaro
                                   --------------------------------------------
Date: August 19, 2003              Anthony S. Conigliaro, Vice President and
                                   Chief Financial Officer

                 See Notes to Consolidated Financial Statements