Form 10QSB
period 2003-09-30
CNE GROUP INC
filed 2003-11-14
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

                                 Yes |X| No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at November 14, 2003
               -----                      --------------------------------

Common stock - par value $.00001                   8,890,920 shares

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

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

                        CNE Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                               September 30,           December 31,
                                                                   2003                    2002
                                                             -----------------       -----------------
                                                                (Unaudited)              (Audited)
ASSETS
Current:
   Cash and cash equivalents                                 $         122,734       $         183,200
   Accounts receivable, net                                            250,508                  35,144
   Subscription receivable (Note 1)                                    500,000
   Insurance claims receivable                                                                  63,912
   Inventory                                                           274,724
   Other                                                                 7,981
                                                             -----------------       -----------------
      Total current assets                                           1,155,947                 282,256
Fixed assets, net                                                      462,078                  33,250
Intellectual property rights, net                                    1,520,609
Goodwill                                                             7,285,894
Other                                                                   87,636
                                                             -----------------       -----------------
           Total assets                                      $      10,512,164       $         315,506
                                                             =================       =================

LIABILITIES
Current:
   Accounts payable and accrued expenses                     $         632,186       $         392,307
   Interest payable (Notes 5 and 8)                                     77,215                 216,000
   Lines of credit                                                     464,291
   Notes payable - other                                               160,000
   10% Subordinated notes                                              592,250
   Other                                                                16,075
   Tax assessment payable (Note 6)                                                             913,461
   Debentures payable (Notes 5 and 8)                                                        2,400,000
   Excess of liabilities over assets of
     activities to be disposed (Notes 5 and 8)                         341,220
                                                             -----------------       -----------------
      Total current liabilities                                      2,283,237               3,921,768
Notes payable                                                           28,137
8% Subordinated notes                                                1,000,000
Deferred grant revenue                                                 300,000                 291,827
                                                             -----------------       -----------------
        Total liabilities                                            3,611,374               4,213,595
                                                             -----------------       -----------------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock (Notes 1 and 9)                                            124
Common stock (Notes 1 and 10)                                              101                 682,960
Paid-in surplus                                                     28,230,455              16,290,691
Accumulated deficit                                                (18,456,790)            (17,998,640)
                                                             -----------------       -----------------
                                                                     9,773,890              (1,024,989)
Less, treasury stock, at cost - 1,238,656 shares                    (2,873,100)             (2,873,100)
                                                             -----------------       -----------------
        Total stockholders' equity                                   6,900,790              (3,898,089)
                                                             -----------------       -----------------
           Total liabilities and stockholders' equity        $      10,512,164       $         315,506
                                                             =================       =================

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                       September 30,
                                                          --------------------------------    -------------------------------
                                                               2003              2002             2003              2002
                                                          --------------    --------------    --------------   --------------
                                                            (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Revenues:
   Product sales                                          $      268,591                      $      624,684
   Service fee income                                            244,413                             412,932
   Internet related income                                        39,592    $       58,702           119,450   $      191,118
                                                          --------------    --------------    --------------   --------------
                                                                 552,596            58,702         1,157,066          191,118
   Costs of goods sold                                           294,863                             573,216
                                                          --------------    --------------    --------------   --------------

      Gross profit                                               257,733            58,702           583,850          191,118

Other expenses:
   Selling                                                         6,591                              23,682           10,000
   Compensation and related costs                                387,467           134,256           791,402          490,759
   General and administrative                                    341,657            20,373           779,678          256,380
   Depreciation and amortization                                  70,193            57,890            93,463          191,818
                                                          --------------    --------------    --------------   --------------
                                                                 805,908           212,519         1,688,225          948,957
                                                          --------------    --------------    --------------   --------------
Loss from continuing operations before other
income and expenses                                             (548,175)         (153,817)       (1,104,375)        (757,839)

   Amortization of debt discount                                (175,750)           (7,442)         (292,250)         (22,326)
   Interest expense                                              (82,320)          (94,841)         (319,163)        (283,576)
   Tax settlement adjustment (Note 6)                            895,622                             895,622
   Gain on fixed assets destroyed in
     catastrophe (Note 1)                                                                                             152,934
   Reversal of Director fees accrual                                                                                   55,000
                                                          --------------    --------------    --------------   --------------

Income (loss) from continuing operations
before income taxes                                               89,377          (256,100)         (820,166)        (855,807)
   Income tax provision                                                                                                 5,250
                                                          --------------    --------------    --------------   --------------

Income (loss) from continuing operations                          89,377          (256,100)         (820,166)        (861,057)

Discontinued operations:
   Income from discontinued
   operations (Note 3)                                           533,634                             533,634        3,712,884
                                                          --------------    --------------    --------------   --------------

Net income (loss)                                         $      623,011    $     (256,100)   $     (286,532)  $    2,851,827
                                                          ==============    ==============    ==============   ==============

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                Consolidated Statements of Operations, continued

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30,                              September 30,
                                                      ----------------------------------         ---------------------------------
                                                          2003                  2002                  2003                2002
                                                      -------------        -------------         -------------       -------------
                                                       (Unaudited)           (Unaudited)           (Unaudited)         (Unaudited)
Income (loss) per common share:
   Basic:
      Income (loss) from continuing operations        $         .01        $        (.05)        $        (.12)      $        (.15)
      Income from discontinued operations                       .07                   --                   .08                 .66
                                                      -------------        -------------         -------------       -------------
        Net income (loss)                             $         .08        $        (.05)        $        (.04)      $         .51
                                                      =============        =============         =============       =============
   Diluted:
      Income (loss) from continuing operations        $         .01        $        (.05)        $        (.12)      $        (.15)
      Income from discontinued operations                       .07                   --                   .08                 .66
                                                      -------------        -------------         -------------       -------------
        Net income (loss)                             $         .08        $        (.05)        $        (.04)      $         .51
                                                      =============        =============         =============       =============

Weighted average number of common
   shares outstanding:
   Basic                                                  7,674,253            5,590,944             6,585,372           5,584,278
                                                      =============        =============         =============       =============
   Diluted                                                7,970,808            5,590,944             6,741,610           5,584,278
                                                      =============        =============         =============       =============

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                ---------------------------------
                                                                                                    2003                 2002
                                                                                                -------------        ------------
                                                                                                 (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Loss from continuing operations                                                              $    (820,166)       $   (861,057)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                                  93,463             191,818
        Issuance of common stock for services                                                          96,250              31,500
        Amortization of debt discount                                                                 292,250              22,326
        Reversal of fees due to Directors                                                                                 (55,000)
        Gain on fixed assets destroyed in catastrophe                                                                    (152,934)
        Changes in:
           Accounts and insurance claims receivable                                                  (149,404)            485,610
           Inventory                                                                                  (37,765)
           Other assets                                                                               (33,750)             49,315
           Accounts payable and accrued expenses, and other liabilities                              (563,945)            (44,970)
           Deferred grant revenue                                                                       8,173             291,827
                                                                                                -------------        ------------
Cash used in continuing operations                                                                 (1,114,894)            (41,565)
Cash provided by discontinued operations                                                                                  200,000
                                                                                                -------------        ------------

              Net cash provided by (used in) operating activities                                  (1,114,894)            158,435
                                                                                                -------------        ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                                                                (35,572)
                                                                                                -------------        ------------

              Net cash used in investing activities                                                   (35,572)
                                                                                                -------------        ------------

Cash flows from financing activities:
   Proceeds from issuance of 10% notes payable                                                      1,000,000
   Proceeds from short-term credit arrangements                                                       300,000
   Principal repayments on notes payable - other                                                     (110,000)
   Payment of accounts receivable due Sellers of Econo-Comm, Inc.                                    (100,000)
                                                                                                -------------        ------------

              Net cash provided by financing activities                                             1,090,000
                                                                                                -------------        ------------

Increase (decrease) in cash and cash equivalents                                                      (60,466)            158,435
Cash and cash equivalents at beginning of period                                                      183,200             200,782
                                                                                                -------------        ------------

Cash and cash equivalents at end of period                                                      $     122,734        $    359,213
                                                                                                =============        ============

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows, continued

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                -------------------------------
                                                                                                    2003                2002
                                                                                                -------------       -----------
                                                                                                 (Unaudited)        (Unaudited)
Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                                                $      58,882       $    72,000
        Income taxes                                                                            $          --       $     5,250

      Non-cash investing and financing activities relating to the acquisition of subsidiaries and certain intellectual property rights:
           Accounts receivable                                                                  $     102,048
           Inventory                                                                                  230,886
           Intellectual property rights                                                             1,550,609
           Goodwill                                                                                 7,285,894
           Other assets                                                                               524,659
           Accrued expenses and other liabilities                                                  (1,645,893)
           8% notes payable                                                                        (2,000,000)
           Issuance of preferred stock                                                                   (119)
           Issuance of common stock                                                                        (9)
           Paid in surplus                                                                         (6,048,075)
      Non-cash investing and financing activities relating to the conversion of certain notes and debentures, and the sale of common stock:
           8% notes payable                                                                         1,000,000
           Debentures payable and related interest payable                                          2,645,000
           Subscription receivable                                                                    500,000
           Issuance of preferred stock                                                                    (10)
           Issuance of common stock                                                                       (24)
           Paid in surplus                                                                         (4,144,966)

                 See Notes to Consolidated Financial Statements

                        CNE Group, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                   (Unaudited)

1.    Nature of Business and Operations

      Business

      CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiary is SRC Technologies, Inc. ("SRC"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity"), Econo-Comm, Inc. (d/b/a Mobile Communications ("ECI"), and U.S. Commlink, Ltd. ("USCL"). Connectivity, ECI and USCL, the "SRC group of companies," market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

      The Company also generates revenue from its CareerEngine division that is engaged in the business of e-recruiting.

      The Company and CareerEngine are located at 200 West 57th Street, New York, NY 10019 (212-977-2200). SRC, Connectivity and ECI are located at 3733 NW 16th Street, Lauderhill, FL 33311 (954-587-1414). USCL is located at 6244 Preston Avenue, Livermore, CA 94550 (925-960-0097).

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

      In addition, on April 23, 2003, the Board of Directors and majority of the stockholders of the Company approved an increase in the authorized number of shares of common stock to 40,000,000 shares with a par value of $0.00001 per share and approved an increase in the authorized number of shares of preferred stock to 25,000,000 shareswith a par value of $0.00001 per share. The preferred stock may be issued in one or more series at the discretion of the Board of Directors.

      Acquisition of all of the outstanding stock of SRC and ECI

      On April 23, 2003 the Company issued (i) 899,976 shares of its common stock, (ii) 1,697,961 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, (iii) 4,400 shares of its Series B Preferred Stock, and (iv) 9,735,875 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, for 100% ownership of SRC and ECI. In addition, ECI's sellers retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent related to the operation of ECI's business in exchange for notes aggregating $2,000,000 bearing 8% interest. The details of such transactions are set forth below.

            SRC

      On April 23, 2003, the Company issued to Mr. and Mrs. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance. See Note 9 - Preferred Stock.

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

      The Company issued an aggregate of 4,400 shares of its Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock. See Note 9 - Preferred Stock.

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

      Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, the Company transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, the Company transferred its title to the aforementioned patent to SRC.

      On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Mrs. Gutowski. Further on August 31, 2003, Mr. and Mrs. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock.

      There were no relationships between the Company or any of its affiliates and any of the sellers of the assets acquired by the Company prior to the acquisition transactions.

      Private Financings:

      1. On April 23, 2003, the Company also completed a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was to the officers of the Company, and 3,124,350 ten year Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 5% of the Company's then outstanding common stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000 which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

      2. On September 17, 2003, the Company sold 1,250,000 shares of its Common Stock at $0.40 per share to an existing noteholder and shareholder of the Company. At September 30, 2003 a subscription receivable related to this sale of common stock, in the amount of $500,000, was recorded. The funds were received by the Company on October 10, 2003.

            The Company is using the funds obtained from these financings to pay certain ECI notes payable and for working capital. The financing was effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      2003 Stock Incentive Plan

      On April 30, 2003 the Board of Directors of the Company approved the 2003 Stock Incentive Plan, which provided, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of Common Stock. On November 4, 2003, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of incentive and non-qualified stock options that may be granted from 3,500,00 to 5,000,000 shares of Common Stock. The purpose of the 2003 Stock Incentive Plan, as amended (the "2003 Plan") is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is administered by the Incentive Compensation Committee of the Board.

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to three officers of the Company at a weighted average exercise price of $1.09 per share. On April 30, 2003 (605,000) and November 4, 2003 (220,000), non-qualified stock options to purchase an aggregate 825,000 shares of the Company's common stock were granted by the Board of Directors of the Company to certain independent contractors of the Company. The Company recorded a charge of $96,250 in general and administrative expense, relating to the 385,000 options that were vested at September 30, 2003, on its Statement of Operations for the nine months ended September 30, 2003. No options granted have been exercised.

      The aforementioned actions of the Board of Directors and the Incentive Compensation Committee of the Board of Directors is subject to the ratification of the 2003 Plan by a majority of the stockholders of the Company at the Company's next Annual Meeting of Stockholders which will be on December 18, 2003 pursuant to a Notice of Annual Meeting of Stockholders to be mailed on or about November 18, 2003.

      Catastrophe of September 11, 2001

      The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, the Company's management had been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, recorded a $152,934 gain on assets destroyed due to this catastrophe which was recorded in the nine months ended September 30, 2002. The Company also had insurance coverage for other than assets destroyed. As of September 30, 2003, all outstanding insurance claims relating to the catastrophe have been received.

      In addition, the Company applied for governmental assistance grants related to the catastrophe. In April and September 2002, and August 2003, the Company received grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the

      Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above condition is not satisfied. The Company has no intention of relocating outside of New York City.

      Going Concern

      The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows and has a working capital deficit at both September 30, 2003 and December 31, 2002. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or positive cash flow.

      Management believes that such working capital deficit, losses and negative operating cash flows will ultimately be addressed by (i) the acquisitions and related financing disclosed within these financial statements as of September 30, 2003 and 2002 and the three month periods then ended and
      (ii) the expected results of our continuing capital raising activities.

2.    Significant Accounting Policies

      The accounting policies followed by the Company are set forth in Note B to the Company's financial statements included in its Form 10-KSB, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission.

      In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2003 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. The financial statements as of September 30, 2003 and for the three and nine months then ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

      Revenue Recognition

      The Company's operations relating to manufacturing, marketing and servicing its remote and cellular-based emergency response products recognizes revenue from the sale of a product upon installation or delivery to the customer, depending on the terms of the underlying sales agreement.

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

      Concentration of Credit Risk

      The Company is exposed to credit risks in the event of default by financial institutions in which balances are maintained in excess of insured limits. At September 30, 2003 the Company maintained balances below such limits.

      The Company's sales are primarily provided to customers throughout the United States. There have been no concentrations of ten percent (10%) or more and credit losses have not been significant.

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

      Inventory

      Inventory is stated at the lower of cost (first-in, first-out) or market. At September 30, 2003 the Company's inventory consisted of the following:

                      Raw materials              $ 185,723
                      Work in progress              69,731
                      Finished goods                19,270
                                                 ---------
                                                 $ 274,724
                                                 =========

      Startup Activities

      Costs associated with the organization and start-up activities of the Company were expensed as incurred.

      Income (Loss) Per Share

      Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share (basic EPS) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share (diluted EPS) is computed by dividing net income (loss) used in determining basic EPS by the weighted average number of commons hares outstanding during the period, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of dilutive stock options.

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

      At September 30, 2003, the Company has a stock-based employee compensation plan - the 2003 Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003 all recipients of options granted pursuant to these plans rescinded all their interests.

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

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            -------------------------------
                                                                                 2003              2002
                                                                            -------------     -------------
            Net (loss) income, as reported                                  $    (286,532)    $   2,851,827
            Less, Total stock-based employee compensation expense
            determined under fair value-based method for all awards,
            net of related tax effects                                                  0                 0
                                                                            -------------     -------------

            Pro forma net (loss) income                                     $    (286,532)    $   2,851,827
                                                                            =============     =============

            Net (loss) income per share:
                 As reported:
                     Basic                                                  $       (0.04)    $        0.51
                                                                            =============     =============
                     Diluted                                                $       (0.04)    $        0.51
                                                                            =============     =============
                 Pro forma:
                     Basic                                                  $       (0.04)    $        0.51
                                                                            =============     =============
                     Diluted                                                $       (0.04)    $        0.51
                                                                            =============     =============

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to three officers of the Company at a weighted average exercise price of $1.09 per share. On April 30, 2003 (605,000) and November 4, 2003 (220,000), non-qualified stock options to purchase an aggregate 825,000 shares of the Company's common stock were granted by the Board of Directors of the Company to certain independent contractors of the Company. The Company recorded a charge of $96,250, relating to the 385,000 options that were vested at September 30, 2003, on its Statement of Operations for the nine months ended September 30, 2003. See Note 1 - Nature of Business and Operations: 2003 Stock Incentive Plan. No options granted have been exercised.

      Impairment of Long-Lived Assets

      Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the three and nine month periods ended September 30, 2003 and the year ended December 31, 2002.

3.    Discontinued Operations

      Sale of Subsidiary

      On August 15, 2003 the Company, for a nominal amount, sold all the stock of one of the subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and recognized a gain amounting to approximately $533,634.

      Gain of Extinguishment of Debt

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

      Income from discontinued operations for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

                                                      Three Months                      Nine Months
                                                         Ended                             Ended
                                                     September 30,                     September 30,
                                            ------------------------------     -------------------------------
                                                 2003             2002             2003              2002
                                            ---------------   ------------     -------------     -------------
          Revenues:
              Rental income                                   $         --                       $   1,249,710
              Gain on sale of subsidiary    $       533,634                    $     533,634
              Gain on extinguishment
                of debt                                                                              3,512,884
              Common membership
                interest transfer fee                                                                  294,755
                                            ---------------   ------------     -------------     -------------
                                                    533,634                          533,634         5,057,349
                                            ---------------   ------------     -------------     -------------
          Expenses:
              Interest                                                                               1,249,710
              Other                                                                                     94,755
                                            ---------------   ------------     -------------     -------------
                                                                                                     1,344,465
                                            ---------------   ------------     -------------     -------------
                                            $       533,634   $         --     $     533,634     $   3,712,884
                                            ===============   ============     =============     =============

4.    Litigation

      Two of the Company's subsidiaries (see Footnote 8: Excess of Liabilities over Assets of Activities to be Disposed) are parties to various vendor related litigation of which the related liabilities have been recorded within these consolidated financial statements at September 30, 2003. Company's counsel has opined that the creditors of the two subsidiaries cannot reach the assets of the Company or any of its other subsidiaries to satisfy the obligations of these two subsidiaries to such creditors.

5.    Conversion of Debentures Payable

      In August and September 2003, 95.83% of the holders of the $2,400,000 Debentures Payable issued by a subsidiary of the Company elected to (i) convert the entire outstanding principal balance of the debentures amounting to $2,300,000, (ii) return 575,500 of the related 600,000 outstanding B Warrants of the Company, and (iii) waive all accrued and unpaid interest relating thereto ($345,000), in consideration of (i) 1,150,000 shares of the common stock of the Company and (ii) 1,150,000 five-year common stock warrants exercisable at $3.00 per share. One half of these warrants are exercisable immediately with the balance exercisable commencing January 1, 2004. The conversion of the Debentures Payable increased the Company's Common Stock, par value $.00001, by $12.00, and increased Paid-in-surplus by $2,644,988.

6.    Settlement of Tax Assessment Payable

      On July 16, 2003, the Internal Revenue Service accepted an Offer in Compromise submitted on April 24, 2003 by a subsidiary of the Company to settle its Tax Assessment Payable amounting to approximately $946,000, including related interest, at June 30, 2003. The accepted Offer in Compromise provided for payment of $50,000 cash on or before October 14, 2003. The $50,000 cash was paid in July and September 2003. The Company recognized an adjustment to income in the amount of $895,622 relating to this transaction in the three and nine month periods ended September 30, 2003.

7.    Director Fees

      At September 30, 2003, the Company's outside directors agreed to forego any previously accrued and unpaid directors'fees earned through December 31,2001 and agreed to forgo compensation through September 30, 2003. The reversal of previously accrued fees has been reflected in the Company's Consolidated Statement of Operations for the nine-month period ended September 30, 2002. Due to the nature of the Company's operations prior to the acquisitions and related financing in April, 2003, appropriate compensation was deemed to be a nominal amount by the Company. Commencing director October 1, 2003, the Company will pay each of its three outside directors a fee of $2,000 per month.

8.    Excess of Liabilities over Assets of Activities to be Disposed

      A subsidiary of the Company has remaining liabilities of $370,541 that are substantially in excess of its remaining assets of $29,321.
      The subsidiary created a trust for the benefit of its creditors. The assets of the trust consists of the remaining assets of the subsidiary (or if the assets were not transferred to the trust, their cash value determined by independent appraisals obtained for the trusts). The Trustee of the trust is required to utilize such remaining assets to satisfy the remaining liabilities of the subsidiary. The creditors who are subject to such trust arrangements have not approved or been asked to approve the extinguishment of these obligations. Company's counsel has opined that the creditors of the subsidiary cannot reach the assets of the Company or any of its other subsidiaries to satisfy the obligations of this subsidiary to such creditors. The Company expects that the creditors of this subsidiary will look directly to the Trustee and the remaining assets of the trust for the satisfaction of their claims and that the Company will be freed from dealing with these issues.

      Excess of liabilities over assets of activities to be disposed consists of the following at September 30, 2003

                                                            September 30,
                                                                2003
                                                             ---------
            Transferred liabilities:
                Accounts payable and accrued expenses        $ 255,541
                Interest payable                                15,000
                Debentures payable                             100,000
                                                             ---------
                                                               370,541
            Transferred assets:                                (29,321)
                                                             ---------
                  Excess of liabilities over assets
                  of activities to be disposed               $ 341,220
                                                             =========

9.    Preferred Stock

      Preferred Stock consists of the following at September 30, 2003 and December 31, 2002:

                                                              September 30,     December 31,
                                                                  2003              2002
                                                            ----------------  ----------------
            Par value per share:                            $         .00001  $         .10000
            Authorized number of shares                           25,000,000         1,000,000
            Issued and outstanding number of shares:
                Series AA                                          1,000,000                --
                Series A                                           1,697,961                --
                Series B                                               4,400                --
                Series C                                           9,735,875                --
                Series E                                                  --                --
                                                            ----------------  ----------------
                     Total                                        12,438,236                --
                                                            ================  ================

10.   Common Stock

      Common Stock consists of the following at September 30, 2003 and December 31, 2002:

                                                         September 30,      December 31,
                                                             2003               2002
                                                           ----------        ----------
            Par value per share:                           $   .00001        $   .10000
            Authorized number of shares                    40,000,000        10,000,000
            Issued and outstanding number of shares        10,129,567         6,829,600

11.   Acquisitions and related Unaudited Pro forma Financial Information

      The purchase price of the acquisition of SRC and ECI was allocated to the Company's assets and liabilities, tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $7,285,894 being recorded as Goodwill. The value of the intellectual property rights, amounting to $1,550,609, acquired in the related financing was also determined by an independent appraiser. SRC and its subsidiaries Connectivity, ECI and USCL, collectively market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. Due to these acquisitions and related financing, SRC has acquired intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

      The Company's consolidated financial statements include the results of operations of SRC from its respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2002 for the three and nine month periods ended September 30, 2002 and on January 1, 2003 for the three and nine month periods ended September 30, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2002 or January 1, 2003, as the case may be, or which may result in the future.

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                           September 30,
                                                           -------------------------------         -------------------------------
                                                               2003                2002                2003                2002
                                                           -----------         -----------         -----------         -----------
            Revenues                                       $   552,596         $   794,399         $ 1,754,529         $ 2,743,595
            Expenses                                         1,358,841           1,565,223           4,053,165           4,819,154
                                                           -----------         -----------         -----------         -----------
                Loss from continuing
                operations                                 $  (806,245)        $  (770,824)        $(2,298,636)        $(2,075,559)
                                                           ===========         ===========         ===========         ===========

            Loss from continuing operations per share:
                Basic                                      $     (0.11)        $     (0.14)        $     (0.35)        $     (0.37)
                                                           ===========         ===========         ===========         ===========
                Diluted                                    $     (0.11)        $     (0.14)        $     (0.35)        $     (0.37)
                                                           ===========         ===========         ===========         ===========

12.   American Stock Exchange Listing

      Pursuant to certain requirements of the American Stock Exchange the Company must (i) continuously maintain its Stockholders' Equity in excess of $6,000,000, and (ii) hold, annually, a meeting of its stockholders, to meet the Exchange's continuing listing requirements. At June 30, 2003, the Company's Stockholders' Equity was $2,069,635 however, at September 30, 2003 the Company's Stockholders' Equity was $6,900,790 and, accordingly, the Company believes it is currently in compliance with this requirement. The Company's last annual meeting of its stockholders was June 1, 2000, however, pursuant to a Preliminary Proxy Statement filed with the Securities and Exchange Commission on November 7, 2003, the Company anticipates its 2003 Annual Meeting of Stockholders will be held on December 18, 2003 so that it will also comply with this other requirement. During 2004, the Company will be periodically reviewed by the Exchange to insure its continuing compliance with its requirements.

13.   Conversion of 8% Promissory Notes

      On August 31, 2003, the holders who are also directors and officers of the Company, converted $1,000,000 of the Company's 8% Promissory Notes into 1,000,000 shares of the Company's Series AA Preferred Stock, par value $.00001 per share. The Series AA Preferred Stock has a liquidating preference to all other equity securities of the Company. It also has an 8% cumulative dividend, payable in common stock or cash.

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

      General

      CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiary is SRC Technologies, Inc. ("SRC"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity"), Econo-Comm, Inc. (d/b/a Mobile Communications ("ECI"), and U.S. Commlink, Ltd. ("USCL"). Connectivity, ECI and USCL, the "SRC group of companies," market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

      The Company also generates revenue from its CareerEngine division that is engaged in the business of e-recruiting.

      2003 Stock Incentive Plan

      On April 30, 2003 the Board of Directors of the Company approved the 2003 Stock Incentive Plan, which provided, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of Common Stock. On November 4, 2003, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of incentive and non-qualified stock options that may be granted from 3,500,00 to 5,000,000 shares of Common Stock. The purpose of the 2003 Stock Incentive Plan, as amended (the "2003 Plan") is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is administered by the Incentive Compensation Committee of the Board.

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to three officers of the Company at a weighted average exercise price of $1.09 per share. On April 30, 2003 (605,000) and November 4, 2003 (220,000), non-qualified stock options to purchase an aggregate 825,000 shares of the Company's common stock were granted by the Board of Directors of the Company to certain independent contractors of the Company. The Company recorded a charge of $96,250, relating to the 385,000 options that were vested at September 30, 2003, on its Statement of Operations for the nine months ended September 30, 2003. No options granted have been exercised.

      The aforementioned actions of the Board of Directors and the Incentive Compensation Committee of the Board of Directors is subject to the ratification of the 2003 Plan by a majority of the shareholders of the Company at the Company's next Annual Meeting of Stockholders which will be on December 18, 2003 pursuant to a Notice of Annual Meeting of Stockholders to be mailed approximately November 18, 2003.

      Catastrophe of September 11, 2001

      The Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, the Company's management had been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, recorded a $152,934 gain on assets destroyed due to this catastrophe which was recorded in the nine months ended September 30, 2002. The Company also had insurance coverage for other than assets destroyed. As of September 30, 2003, all outstanding insurance claims relating to the catastrophe have been received.

      In addition, the Company applied for governmental assistance grants related to the catastrophe. In April and September 2002, and August 2003, the Company received grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, have to repay such grants if the above condition is not satisfied.

      Critical Accounting Policies

      The Company's consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note B to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company has not adopted any significant new accounting policies during the nine-month period ended September 30, 2003.

      A significant judgment made by management in the preparation of the Company's financial statements is the determination of the allowance for doubtful accounts. This determination is made periodically in the ordinary course of business.

      In addition, a significant judgment made by management in the preparation of the Company's financial statements is the determination of impairment losses relating to long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. This determination is made annually.

      In accordance with SAB Topic 4, Item E, the Company is presenting the Subscription Receivable as an asset as payment was received prior to the issuance of these financial statements.

A.    Results of Operations:

      Three-Month Period Ended September 30, 2003 Compared to the Three-Month Period Ended September 30, 2002

      Revenues

      Total revenues from continuing operations increased to $552,596 for the three-month period ended September 30, 2003 from $58,702 for the three-month period ended September 30, 2002, as a result of the Company's acquisitions of SRC and its subsidiaries in April 2003.

      In July 2003, (i) a subsidiary of the Company entered into a product supply, license and distribution agreement for its wireless call box products with the Commercial, Government and Industrial Solutions Sector of Motorola, Inc., and (ii) another subsidiary of the Company was awarded a $655,000 contract to replace outmoded motorist emergency call box stations in the Posey/Webster Tubes located in Alameda, California. In October 2003, a subsidiary of the Company received a "Notice to Proceed" from the Nevada Department of Transportation relating to a $488,000 contract for the installation of wireless emergency callboxes and video poles on Interstate-15 from the California state border to the Las Vegas city limits. These two aforementioned contracts will significantly increase the Company's revenues in the three-month period ending December 31, 2003.

      Product sales income increased to $268,591 for the three-month period ended September 30, 2003 from nil for the three-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Service fee income increased to $244,413 for the three-month period ended September 30, 2003 from nil for the three-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Internet related income decreased to $39,592 for the three-month period ended September 30, 2003 from $58,702 for the three-month period ended September 30, 2002 as the operations of our subsidiary, CareerEngine, Inc., have continued to decline.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $294,863 for the three-month period ended September 30, 2003 from nil for the three-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Other Expenses

      Total other expenses from continuing operations increased to $805,908 for the three-month period ended September 30, 2003 from $212,519 for the three-month period ended September 30, 2002.

      Selling expenses increased to $6,591 for the three-month period ended September 30, 2003 from nil for the three-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Compensation and related costs increased to $387,467 for the three-month period ended September 30, 2003 from $134,256 for the three-month period ended

      September 30, 2002 due to the acquired operations and related increase in personnel, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      General and administrative expenses increased to $341,657 for the three-month period ended September 30, 2003 from $20,373 for the three-month period ended September 30, 2002 due to the costs associated with the acquisition and related operations of SRC Technologies, Inc. and its subsidiaries, and the costs associated with the two private financings, primarily completed in April and September 2003.

      Depreciation and amortization expenses increased to $70,193 for the three month period ended September 30, 2003 from $57,890 for the three month period ended September 30, 2002, due to the increase in depreciation and amortization expense relating to the fixed assets and patents associated with the acquisition of SRC Technologies, Inc. and its subsidiaries.

      Other Items

      Amortization of debt discount increased to $175,750 for the three-month period ended September 30, 2003 from $7,442 for the three-month period ended September 30, 2002 due to cessation of amortization of the debt discount related to debentures payable and the commencement of amortization of the debt discount ($699,000) related to the 10% subordinated notes over a period of one year.

      Interest expense decreased to $82,320 for the three-month period ended September 30, 2003 from $94,841 for the three-month period ended September 30, 2002 due primarily to the issuance of the Company's 10% and 8% subordinated notes in April 2003 and the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable.

      Tax Settlement adjustment of $895,622 relates to the accepted and paid Offer in Compromise with the Internal Revenue Service ($50,000) pertaining to a $945,000 tax liability of a subsidiary of the Company.

      Operating Loss

      On a pre-tax basis, we had income from continuing operations of $89,377 for the three-month period ended September 30, 2003 compared with a loss from continuing operations of $256,100 for the three-month period ended September 30, 2002 primarily due to the effect of (i) the tax settlement adjustment and (ii) start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financings.

      Our income from continuing operations for the three-month period ended September 30, 2003 was $89,377 compared with a loss from continuing operations of $256,100 for the three-month period ended September 30, 2002 primarily due to the effect of (i) the tax settlement adjustment and (ii) start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financings. For the three-month period ended September 30, 2003, income per common share from continuing operations, basic and diluted, was $.01 per share. For the three-month period ended September 30, 2002, loss per common share from continuing operations, basic and diluted, was $.05 per share.

      Our income from discontinued operations for the three-month period ended September 30, 2003 was $533,634 compared with nil from discontinued operations for the three-month period ended September 30, 2002 due to a gain on the sale of a subsidiary of the Company. For the three-month period ended September 30, 2003, income per common share from discontinued operations, basic and diluted, was $.07 per share. For the three-month period ended September 30, 2002, income per common share from discontinued operations, basic and diluted, was nil per share.

      Our net income for the three-month period ended September 30, 2003 was $623,011 compared with a net loss of $256,100 for the three-month period ended September 30, 2002. For the three-month period ended September 30, 2003, net income per common share, basic and diluted, was $.08 per share. For the three-month period ended September 30, 2002, net loss per common share, basic and diluted, was $.05 per share.

      Nine-Month Period Ended September 30, 2003 Compared to the Nine-Month Period Ended September 30, 2002

      Revenues

      Total revenues from continuing operations increased to $1,157,066 for the nine-month period ended September 30, 2003 from $191,118 for the nine-month period ended September 30, 2002.

      In July 2003, (i) a subsidiary of the Company entered into a product supply, license and distribution agreement for its wireless call box products with the Commercial, Government and Industrial Solutions Sector of Motorola, Inc., and (ii) another subsidiary of the Company was awarded a $655,000 contract to replace outmoded motorist emergency call box stations in the Posey/Webster Tubes located in Alameda, California. In October 2003, a subsidiary of the Company received a "Notice to Proceed" from the Nevada Department of Transportation relating to a $488,000 contract for the installation of wireless emergency callboxes and video poles on Interstate-15 from the California state border to the Las Vegas city limits. These two aforementioned contracts will significantly increase the Company's revenues in the three-month period ending December 31, 2003.

      Product sales income increased to $624,684 for the nine-month period ended September 30, 2003 from nil for the nine-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Service fee income increased to $412,932 for the nine-month period ended September 30, 2003 from nil for the nine-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Internet related income decreased to $119,450 for the nine-month period ended September 30, 2003 and $191,118 for the nine-month period ended September 30, 2002 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $573,216 for the nine-month period ended September 30, 2003 from nil for the nine-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Other Expenses

      Total other expenses from continuing operations increased to $1,688,225 for the nine-month period ended September 30, 2003 from $948,957 for the nine-month period ended September 30, 2002.

      Selling expenses increased to $23,682 for the nine-month period ended September 30, 2003 from $10,000 for the nine-month period ended September 30, 2002 due to the acquired operations, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      Compensation and related costs increased to $791,402 for the nine-month period ended September 30, 2003 from $490,759 for the nine-month period ended September 30, 2002 due to the acquired operations and related increase in personnel, in April 2003, of SRC Technologies, Inc. and its subsidiaries.

      General and administrative expenses increased to $779,678 for the nine-month period ended September 30, 2003 from $256,380 for the nine-month period ended September 30, 2002 due to the costs associated with the acquisition and related operations of SRC Technologies, Inc. and its subsidiaries, and the costs associated with the private financings, primarily completed in April and September 2003.

      Depreciation and amortization expenses decreased to $93,463 for the nine-month period ended September 30, 2003 from $191,818 for the nine-month period ended September 30, 2002, due to the increase in depreciation and amortization expense relating to the fixed assets and patents associated with the acquisition of SRC Technologies, Inc. and its subsidiaries, and the decrease in depreciation due to certain assets of the Company becoming fully depreciated.

      Other Items

      Amortization of debt discount increased to $292,250 for the nine-month period ended September 30, 2003 from $22,326 for the nine-month period ended September 30, 2002 due to cessation of amortization of the debt discount related to debentures payable and the commencement of amortization of the debt discount ($699,000) related to the 10% subordinated notes over a period of one year.

      Interest expense increased to $319,163 for the nine-month period ended September 30, 2003 from $283,576 for the nine-month period ended September 30, 2002 due primarily to the issuance of the Company's 10% and 8% subordinated notes in April 2003 and the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable in July and August 2003.

      Tax Settlement adjustment of $895,622 relates to the accepted and paid Offer in Compromise with the Internal Revenue Service ($50,000) pertaining to a $945,000 tax liability of a subsidiary of the Company.

      Gain on fixed assets destroyed in catastrophe decreased to nil for the nine-month period ended September 30, 2003 from $152,934 for the nine-month period ended September 30, 2002 due to the destruction of the World Trade Center where the Company was headquartered.

      Reversal of Directors fees decreased to $55,000 for the nine-month period ended September 30, 2003 from nil for the nine-month period ended September 30, 2002. This amount relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice. The Company will compensate its outside Directors, commencing October 1, 2003, at a monthly rate of $2,000 per Director.

      Operating Loss

      On a pre-tax basis, we had a loss from continuing operations of $820,166 for the nine-month period ended September 30, 2003 compared with a loss from continuing operations of $855,807 for the nine-month period ended September 30, 2002.

      Our loss from continuing operations for the nine-month period ended September 30, 2003 was $820,166 compared with a loss from continuing operations of $861,057 for the nine-month period ended September 30, 2002. For the nine-month period ended September 30, 2003, loss per common share from continuing operations, basic and diluted, was $.12 per share. For the nine-month period ended September 30, 2002, loss per common share from continuing operations, basic and diluted, was $.15 per share.

      Our income from discontinued operations for the nine-month period ended September 30, 2003 was $533,634 compared with income from discontinued operations of $3,712,884 for the nine-month period ended September 30, 2002 due to a gain on the sale of a subsidiary of the Company in 2003 and primarily a gain on the extinguishment of debt in 2002. For the three-month period ended September 30, 2003, income per common share from discontinued operations, basic and diluted, was $.08 per share. For the three-month period ended September 30, 2002, income per common share from discontinued operations, basic and diluted, was $.66 per share.

      Our net loss for the nine-month period ended September 30, 2003 was $286,532 compared with net income of $2,851,827 for the nine-month period ended September 30, 2002. For the nine-month period ended September 30, 2003, net loss per common share, basic and diluted, was $.048 per share. For the nine-month period ended September 30, 2002, net income per common share, basic and diluted, was $.51 per share.

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

            On April 23, 2003, the Company completed a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was from the officers of the Company, and 3,124,350 ten year Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The Warrants are non-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 5% of the Company's then outstanding common stock at $0.50 per share. These Warrants will also be non-dilutive until the Notes have been repaid. In addition, the Company valued the warrants at $699,000 which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

            In addition, on September 17, 2003, the Company sold 1,250,000 shares of its Common Stock at $0.40 per share to an existing noteholder and shareholder of the Company. At September 30, 2003 a subscription receivable related to this sale of common stock, in the amount of $500,000, was recorded. The funds were received by the Company on October 10, 2003.

            The Company is using the funds obtained from this financing to pay certain ECI notes payable and for working capital. The financings was effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

            Management believes that such working capital deficit, losses and negative operating cash flows will ultimately be addressed by (i) the acquisitions and related financing disclosed within these financial statements as of September 30, 2003 and 2002 and the three month periods then ended and (ii) the expected results of our continuing fund raising activities.

            We do not have any material commitments for capital expenditures as of September 30, 2003.

      C.    New Accounting Standards

            In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The adoption of this pronouncement did not have a material effect on the consolidated financial statements as the Company continues to apply the intrinsic value method in accordance with APB No. 25.

      D.    American Stock Exchange

          Pursuant to certain requirements of the American Stock Exchange the Company must (i) continuously maintain its Stockholders' Equity in excess of $6,000,000, and (ii) hold, annually, a meeting of its stockholders, to meet the Exchange's continuing listing requirements. At June 30, 2003, the Company's Stockholders' Equity was $2,069,635 however, at September 30, 2003 the Company's Stockholders' Equity was $6,900,790 and, accordingly, the Company believes it is currently in compliance with this requirement. The Company's last annual meeting of its stockholders was June 1, 2000, however, pursuant to a Preliminary Proxy Statement filed with the Securities and Exchange Commission on November 7, 2003, the Company anticipates its 2003 Annual Meeting of Stockholders will be held on December 18, 2003 so that it will also comply with this other requirement. During 2004, the Company will be periodically reviewed by the Exchange to insure its continuing compliance with its requirements.








      E.    Inflation

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

      None

Item 2. Changes in Securities and Use of Proceeds.

      During the three months ended September 30, 2003, the Company issued common stock, notes and warrants in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. For information on these issuances, see "Part I - Item 2:
      Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company issued preferred stock, common stock, warrants and notes in connection with its acquisition of SRC and ECI pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act. For information on these issuances, see "Part II - Item 5: Other Information."

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

            32.1: Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2: Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            A statement regarding the computation of per share earnings is omitted because the computation is described in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

      (b)   Reports on Form 8-K:

            During the nine months ended September 30, 2003 and the period October 1, 2003 to the date of this Form 10-QSB the Company filed reports on Form 8K on May 6, 2003 as amended on Form 8-K/A on July 7, 2003, on June 30, 2003 as amended on Form 8-K/A on July 7, 2003, on July 28, 2003, September 18, 2003 and September 29, 2003. These Form 8-K's and related Form-8K/A's and the Exhibits attached thereto are incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CNE GROUP, INC.


                                      /s/ George W. Benoit
                                    --------------------------------------------
Date: November 14, 2003             George W. Benoit, Chairman of the Board
                                    of Directors, President, and Chief Executive
                                    Officer


                                      /s/ Anthony S. Conigliaro
                                    --------------------------------------------
Date: November 14, 2003             Anthony S. Conigliaro, Vice President and
                                    Chief Financial Officer