Form 10KSB
period 2003-12-31
CNE GROUP INC
filed 2004-04-14
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

      For the transition period from __________ to __________

      Commission file number l-9224

                                 CNE Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                              56-2346563
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

200 West 57th Street, Suite 507, New York, NY                           10019
  (Address of Principal Executive Offices)                            (Zip Code)

                                  212-977-2200
                (Issuer's Telephone Number, including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of Each Exchange
          Title of Each Class                       on Which Registered
          -------------------                      ---------------------

    Common stock - par value $0.00001              American Stock Exchange

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

      Issuer's revenues for 2003, its most recent fiscal year, were $2,149,370.

      As of April 8, 2004, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $7,980,686.

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                                 Outstanding at April 8, 2004
              -----                                 ----------------------------

Common stock - par value $0.00001                            10,640,915

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                            (Cover page 2 of 2 pages)

                                     PART I

Forward Looking Statements

Certain statements in this Annual Report Form 10-KSB constitute "forward-looking statements" relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases you can identify forward-looking statements by terminology, such as

      o     "may,"

      o     "will,"

      o     "would,"

      o     "should,"

      o     "could,"

      o     "expect,"

      o     "intend,"

      o     "plan,"

      o     "anticipate,"

      o     "believe,"

      o     "estimate,"

      o     "predict,"

      o     "potential" or

      o     "continue,"

the negative of such terms or other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those contemplated by the statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the Risk Factors set forth herein. These factors may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform those statements to actual results or to changes in our expectations.

Item l. Description of Business.

The Company was incorporated under the laws of the State of Delaware in 2003. Unless the context requires otherwise, the term "Company," "our," or "we" refers to CNE Group, Inc. and its wholly-owned subsidiaries SRC Technologies, Inc. and CareerEngine Network, Inc.

            General

            We are a holding company whose primary operating subsidiary is SRC Technologies, Inc. ("SRC"). SRC has three operating subsidiaries; Connectivity, Inc. ("Connectivity") and Econo-Comm, Inc. ("ECI"), both located in Lauderhill, Florida, and U.S. Commlink, Ltd. ("US Commlink"), located in Livermore, California. Econo-Comm, Inc. conducts business under the name of Mobile Communications and is sometimes referred to herein as "Mobile Comm." These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices. In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue.

            Our corporate executive offices and CareerEngine are located at 200 West 57th Street, New York, NY 10019 (212-977-2200). SRC,
            Connectivity and ECI are located at 3733 NW 16th Street, Lauderhill, FL 33311 (954-587-1414). US Commlink is located at 6244 Preston Avenue, Livermore, CA 94550 (925-960-0097).

            Connectivity, US Commlink and Mobile Comm are part of the wireless communications industry. Our markets include Intelligent Traffic Systems, referred to as ITS and security related products. We also manufacture ancillary devices for wireless data networks. Our business objective is to design and distribute cost effective wireless products that are interoperable between people-to-people, people-to-machine, and machine-to-machine, and to address the remote communication requirements of our customers with solutions that deliver safety, convenience and security benefits. We compete by offering niche products that utilize either existing infrastructures or low cost wireless systems that can be rapidly deployed.

            The wireless business we compete in consists of three distinct categories:

                  o     product development, engineering, and manufacturing;

                  o sales, distribution and installation of wireless products; and

                  o service and maintenance of our own and other manufacturers' wireless products.

            All three operating subsidiaries are engaged in product development. Both Mobile Comm and US Commlink design, engineer and distribute wireless products that are either radio or cellular based. All three companies market their own products and services, but Connectivity has the primary responsibility for these activities. Mobile Comm and US Commlink install their products. Mobile Comm is also an authorized dealer of Motorola products.

            We provide a 12-month warranty that our hardware performs within certain specifications, and we warrant the performance of our software. To date, we have not received notice of any warranty claims. We have accrued $40,620 for future warranty claims for the year ended December 31, 2003.

            Mobile Comm has a number of customers with which it has long term service and maintenance contracts for wireless communications products. Many of these customers are state, county and municipal agencies. US Commlink also provides service and maintenance contracts to its customers.

            Connectivity, Inc.

            Connectivity has marketed wireless call box products to a variety of federal, state and local government agencies and departments, and numerous other vertical markets throughout the United States. Some of our customers include:

                  o     State Departments of Transportation (DOT's);

                  o     college campuses;

                  o     private and public golf courses;

                  o     hospitals;

                  o     air/sea ports;

                  o     parking facilities; and

                  o     amusement/county parks.

            The retail prices for these products range from $2,500.00 to over $5,000.00, depending upon the features that are included. Connectivity's profit margins vary, depending on the type of distribution channel through which its products are sold.

            Prior to June 25, 2003, Connectivity marketed its call boxes directly to end users and through a network of approximately 25 independent Authorized Agents, referred to as AA's, throughout the United States pursuant to oral agreements that could be terminated by either party at will. The AAs purchased the products from Connectivity at a discount equal to between 10% and 25% of retail prices. The AA's were not required to purchase any minimum number of units, but were not permitted to sell competing products. For the fiscal year ended December 31, 2002, Connectivity sold approximately 75% of its products directly to end users and approximately 25% to AA for resale. No one distributor accounted for more than 5% of its sales during this period.

            On June 25, 2003, Connectivity entered into a written distribution agreement with Motorola, Inc. pursuant to which Motorola has begun marketing certain Connectivity call boxes in North America through its network of authorized dealers. The dealers purchase these products from Connectivity at a discount from retail prices. Dealers are not required to purchase any minimum number of units, and are permitted to sell competing products. All of the AAs previously used by us are Motorola dealers and are participating in our distribution agreement with Motorola. We also continue to market our products directly. For the fiscal year ended December 31, 2003, Connectivity sold approximately 84% of its products directly to end users and approximately 16% to dealers for resale. No one dealer accounted for more than 5% of its sales during this period.

            U.S. Commlink, Ltd.

            Although US Commlink commenced operations in June 2003, its management has been engaged, primarily in the State of California, in the wireless communications and emergency call box systems business for the past 25 years. US Commlink designs, manufactures, installs and services several wireless and wired ITS systems for both private and municipal organizations. US Commlink is also a State of California certified general contractor. Its services include:

            o  System Design      o  Specialized Software o  Contract Management

            o  Device Integration o  Technical Support    o  General Engineering

            o  Custom Products    o  Site Installation    o  Field Construction

            US Commlink has two devices that have varying applications in the ITS market. The Smart Remote Controller, or SRC device, is a telemetry device that transmits wireless data from up to four peripheral devices at remote locations to a central receiving location. The second device is a Text Telephony, or TTY, keyboard for cellular based emergency call boxes. This keyboard currently exceeds all of the regulatory requirements under the Americans With Disabilities Act of 1990 as it pertains to accessibility guidelines.

            Both the SRC and TTY devices have been approved by the California Department of Transportation. The SRC device is the central component around which many other products may be developed. The applications for this device include, but are not limited to:

                  o     transmission of remotely gathered environmental data;

                  o     traffic speeds and volume counts;

                  o     gas, electric and seismic meter reading;

                  o     video monitoring; and

                  o reporting adverse weather conditions through various types of sensors.

            The SRC device is currently being used in several different California locations as a Datalink Smart Remote Controller. This controller detects fog and traffic speed levels and transmits this data wirelessly back to a central station. The central station then automatically compiles this data on the conditions and reports the information to highway variable message signs.

            Mobile Comm

            Mobile Comm, which was founded in 1984, manufactures all of our radio based call box products. Its primary revenue-generating business is maintaining and servicing radio systems for city, county and state government agencies. Its secondary business includes pager repair, two-way radio equipment repair and maintenance of highway callbox systems. Mobile Comm is a Motorola radio dealer, which allows it to sell and repair Motorola radio products.

            Mobile Comm has maintenance contracts with

                  o the State of Florida DOT for more than 800 call boxes located on the Ronald Reagan Turnpike, Bee-Line Expressway and Sun-Coast Parkway;

                  o the Broward County School Board to service the mobile and portable radios for its approximately 280 schools;

                  o the Broward County Transit Authority to service the radios located on all of the Transit Authority's buses in Broward County; and

                  o a number of other public and private institutions for radio maintenance.

            Revenue Distribution

            Mobile Comm's, Connectivity's and US Commlink's revenue accounted for approximately 37%, 29%, and 34%, respectively, of SRC's revenue for the year ended December 31, 2003. Maintaining radio systems, maintaining and servicing call boxes, and other maintenance services accounted for approximately 74% of Mobile Comm's revenue for the year ended December 31, 2003.

            Competition

            The wireless call box industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. We believe that to compete successfully in this market we must have the ability to:

                  o     Properly identify customer needs;

                  o     Price our products competitively;

                  o     Innovate and develop new or enhanced products;

                  o Successfully commercialize new technologies in a timely manner;

                  o Manufacture and deliver our products on time and in sufficient volumes to produce them on a commercially viable basis; and

                  o Differentiate our offerings from our competitors' offerings.

            Numerous providers serve the market for emergency call box systems, including

                  o     Signal Communications Corporation (www.sigcom.com),

                  o     Comarco, Inc. (NYSE symbol CMRO),

                  o Gaitronics, a division of Hubble Corporation (NYSE symbol HUBB),

                  o     Talk-A-Phone (www.talkaphone.com),

                  o     Code Blue (codeblue.com)

            and certain other manufacturers of wireless and wireline emergency and information telephones.

            The following information was obtained from the web sites of the respective companies and from other publicly disseminated promotional information:

                  o Signal Communications Corporation, which provides call boxes and other communications devices and has been in business for more than 28 years, markets products primarily in the eastern United States.

                  o Comarco Inc, a public company operating in several different business sectors, has a subsidiary, Comarco Wireless Technologies, Inc., that has been manufacturing solar powered, cellular call boxes since 1986.

                  o The Hubbell Corporation, a multi-billion dollar company, which owns Gaitronics (another hard-wired call box company), has been manufacturing enclosures for over 45 years and offers a variety of shapes and sizes of enclosures through a variety of distribution channels.

                  o Blue Light Phone Company, known as Code Blue, a hard-wired call box competitor, is a private company founded in 1989.

            Most of our competitors are larger and have greater financial resources than we do, but we believe that the patents that cover our wireless applications products provide us with a competitive advantage.

            Research and Development

            The proposals that we bid on drive our research and development activities. Prior to bidding on a contract, we retain a team of two independent engineers that work under the direction of our product development staff to design what we require to meet the contract bid specifications. Accordingly, we depend significantly on the creativity and efficiency of these independent engineers to compete for the contracts that we bid on. We cannot assure you that these engineers will be available for our use in the future. If they are not and we are unable to obtain qualified replacements, our ability to bid on new contracts would be adversely affected.

            Manufacturing and Suppliers

            We assemble our products at our facilities in Lauderhill, Florida and Livermore, California, and use contract labor for this work. Our manufacturing process involves the assembly of numerous individual component parts and materials, which consist primarily of printed circuit boards, specialized subassemblies, fabricated housings and chassis, radios, cellular telephones, and small electric circuit components, such as integrated circuits, semiconductors, resistors, and capacitors. Third parties make a majority of the components and sub-assemblies to our specifications, which are delivered to us for final testing before assembly. Although we use sole sources for certain of these components, all of these components are readily available from a number of suppliers. We do not have written agreements with any of our suppliers except for Motorola.

            Patents and Intellectual Property

            We hold a patent for a radio-based callbox apparatus and a patent for our TTY keyboard for cellular call boxes. As of the date hereof, we are not parties to any infringement claims with respect to our patented products and have not received any notices of infringement claims with respect to our products. We also rely on a combination of trade secrets and confidentiality agreements to protect the intellectual property embodied in the hardware and software components of our wireless call boxes and other products.

            Industry Practices Impacting Working Capital

            Existing industry practices that affect our working capital and operating cash flow include

                  o the level of variability of customer orders relative to the volume of production,

                  o     vendor lead times,

                  o     materials availability for critical parts,

                  o inventory levels held to achieve rapid customer fulfillment, and

                  o     provisions of extended payment terms.

            Currently, we sell our products under purchase orders that are placed with short-term delivery requirements. As a result, we maintain significant levels of inventory and associated production and technical staff in order to meet our obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

            Our standard terms require customers to pay for our products and services in U.S. dollars within 30 days after receipt of invoice. Non-U.S. customers are required to pay in U.S. Dollars when the order is placed. There were no sales to non-U.S. customers for the fiscal year ended December 31, 2003. On projects that require special components, we generally receive 25-50% of our payment when we begin and the balance 30 days after completion.

            Employees

            As of April 1, 2004, including our six executive officers, we employed 27 employees; 17 by Mobile Comm (one sales, four engineers, nine wireless communications technicians, one administrative personnel, and two executive personnel), four by Connectivity (one sales, one administrative personnel and two executive personnel), two by US Commlink (one in construction management and one executive) and four at our executive offices in New York City (one administrative personnel, one communications technician and two executive personnel). The majority of our employees are professional, technical or administrative personnel who possess training and experience in engineering, computer science, or management. We have no union contracts. We believe that our employee relations are satisfactory.

            Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly those highly skilled in radio frequency, design, process, and test engineering involved in the development of new products. Competition for such personnel is intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material and adverse effect on our operating results.

            Our success also depends, to a significant, extent upon the contribution of our executive officers and other key employees. We have employment agreements with our executive officers, and maintain an employee stock option plan whereby key employees can participate in our success. Seven of our employees are currently covered by this plan.

            Our Discontinued Operations

            In 2000, the Board of Directors of the Company decided to discontinue its merchant banking operations, which consisted of its real estate operations project with Carmike Cinemas, Inc., and its financial consulting operations. In addition, in 2003 the Company sold one of its subsidiaries.

                  Sale of Subsidiary

                  On August 15, 2003 the Company, for nominal consideration, sold all the stock of one of the subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and recognized a gain amounting to approximately $583,634.

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

            Subsidiaries

            Our active subsidiaries are SRC Technologies, Inc. and CareerEngine Network, Inc. SRC's subsidiaries are Connectivity, Inc., Econo-Comm, Inc. (d/b/a/ Mobile Communications) and U.S. Commlink, Ltd. CareerEngine Network, Inc.'s subsidiaries are CareerEngine, Inc.,

            Shaw Realty Company, Inc., Helmstar Funding, Inc., Burrows, Hayes Company, Inc., Dover, Sussex Company, Inc., Housing Capital Corporation, Randel, Palmer & Co., Inc. Parker, Reld & Co.,
            Inc., McAdam, Taylor & Co., Inc., and Ryan, Jones & Co., Inc. CareerEngine, Inc.'s wholly-owned subsidiaries include Advanced Digital Networks, Inc. and A.E. Lander Corp. (formerly Alexander Edwards International, Inc.). All of CareerEngine Network, Inc.'s direct and indirect subsidiaries are operationally inactive except for CareerEngine, Inc.

            Regulation

            We do not believe that our business is subject to regulation as it is currently being conducted.

            American Stock Exchange Listing

            On December 31, 2003 we received notice from the American Stock Exchange Staff indicating that we had evidenced compliance with the requirements necessary for continued listing on the American Stock Exchange.

            As is the case for all listed issuers, our continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004 it shall be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed Company that has regained compliance.

            Risk Factors That May Affect Future Results

            The following discussion highlights certain of the risks we currently face.

                  Risks Related to our Financial Condition

                        We have operated on a negative cash flow basis and our business and financial condition will be materially and adversely affected if we are unable to generate a positive cash flow on a continuing basis.

                        From April 2003, when we acquired SRC and its affiliated companies, through December 31, 2003, we operated at an average monthly negative cash flow rate of approximately $190,000. We estimate that, based on our current rate of operations, we must generate an aggregate of at least approximately $604,000 per month in average gross revenues in order for our cash flow to be adequate to cover our operating expenses and capital expenditures. Although we believe that we will generate a positive cash flow for the year ending December 31, 2004, we cannot assure you that we will be able to do so or to sustain a positive cash flow thereafter. If we are unable to achieve the level of revenues needed to attain a positive cash flow, we may be required to take actions, including reducing our operations, that could materially and adversely affect our business.

                        We have a history of losses and we cannot assure you that we will be able to operate profitably in the foreseeable future, if at all.

                        We have not had income from continuing operations since our fiscal year ended December 31, 1997. For our fiscal years ended December 31, 2003, December 31, 2002 and December 31, 2001 we incurred losses from continuing operations of approximately $1,703,000, $2,115,000 and $2,698,000, respectively. Our ability to become profitable depends on our ability to increase our revenues to an average of approximately $604,000 per month while keeping our expenses at current levels. In January 2004, our management took several actions, including reducing executive salaries and administrative expenses and the waiving certain debt service payments, in an effort to address this problem and our negative cash flow problem. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase such profitability on a monthly, quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could

                              o     result in disappointing financial results,

                              o     impede implementation of our growth
                                    strategy,

                              o cause the market price of our common stock to decrease,

                              o impede our ability to procure financing on acceptable terms or at all, and

                              o otherwise adversely affect our business and financial condition.

                        We may be unable to continue as a going concern.

                        Our independent auditors' report on our consolidated financial statements for the years ended December 31, 2003 and 2002 includes language reflecting that substantial doubt exists, as to our ability to continue as a going concern. Our management's notes to these financial statements included a discussion of our ability to continue as a going concern. They describe the reasons why there is substantial doubt about our ability to continue as a going concern. Our financial statements show an accumulated deficit at December 31, 2003 of approximately $19,100,000 and an accumulated deficit at December 31, 2002 of approximately $18,000,000. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As noted above, we cannot assure you that we will not continue to incur net losses and negative cash flow for the foreseeable future.


                        Under certain circumstances we could incur an impairment loss that could adversely affect our stockholders' equity.

                        We have accounted for our acquisition of SRC and its affiliated companies under the purchase method, which resulted in our recording approximately $7,286,000 in goodwill. If, among other things, these companies, in the aggregate, are unable to attain and sustain a positive cash flow by approximately December 2004, one year after our last valuation, we may incur an impairment loss that would significantly decrease the value of our goodwill adversely affecting our stockholders' equity, as stated in our financial statements, to the extent of this loss.

                        We may require financing if our revenues do not meet our projections or our expenses are greater than we anticipate, or to finance the further development of our business. Our inability to obtain financing, if required, would have an adverse effect on our business.

                        We may need to obtain financing if our actual costs are higher than projected or our contemplated future revenues fall below our current expectations, in order to

                              o     finance more rapid expansion,

                              o     increase marketing and sales,

                              o     develop new or enhanced technology,

                              o     respond to competitive pressures,

                              o     establish strategic relationships, and/or

                              o     provide for working capital.

                        If we raise such financing by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new debt or equity securities could have rights, preferences and privileges senior to rights of our common stock holders. We currently have no commitments for any financing and, accordingly, cannot assure you that such financing will be available when and to the extent required or that, if available, it will be on terms acceptable to us. If adequate financing is not available on acceptable terms, we may be unable to finance the activities referred to above. In such event, our business may be adversely affected.

                        Recently enacted and proposed changes in securities laws and regulations will increase our costs.

                        The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required and will continue to require changes in some of our corporate governance practices. The Act also required the SEC to promulgate new rules on a variety of subjects. In addition to final rules and rule proposals already made by the SEC, the American Stock Exchange has proposed revisions to its requirements for companies such as us that have securities listed with it. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or more costly. We also expect that these new rules and regulations may make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain it. We currently do not have this coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In accordance with the Sarbanes-Oxley Act, we have instituted a number of changes relating to corporate governance practices including the certification of our consolidated financial statements pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act and adoption of certain internal controls. The Sarbanes-Oxley Act has provisions that have implementation deadlines, including those related to Section 404 concerning internal control procedures. Implementation of those procedures will require resources and a portion of our management's time and efforts.

                        Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

                        We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options granted to our officers and employees, although our cash position would not be affected, our income from continuing operations and our stockholders' equity would decrease and our stock price could be adversely effected. In such event, we may have to decrease or eliminate option grants to our officers and employees, which could negatively impact our ability to attract and retain qualified employees and executive personnel.

                        Our ability to use net operating loss carryforwards may be limited in the future, which could adversely affect our financial condition.

                        As of December 31, 2003, we had a federal income tax net operating loss carryforward of approximately $36.5 million. Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code") provides that our use of our net operating loss carryover and similar corporate tax attributes is limited if there is an "ownership change" as defined in that Section. In general, the post-ownership change limitation is an amount equal to our fair market value multiplied by a deemed rate of return on the investment of that fair market value. The selected deemed rate of return is the federal "long-term tax exempt rate," reflecting the rate of return on our equity value had we sold our assets and invested the proceeds in long-term tax-exempt bonds. The application of the limitation would severely restrict our ability to use our net operating loss carryforward to offset any taxable income we may earn in future years. This would adversely affect our net after tax cash, which could adversely affect our financial condition as well as the price of our common stock.

                        In general, for purposes of the Code, an ownership change occurs when 5% or more owners increase their ownership percentage by more than 50% over the lowest percentage owned by those owners at any time during a testing period, which is generally the three years prior to the increase in ownership by 5% or more owners. The IRS has authority to treat warrants, options, contracts to acquire stock, convertible debt interests and other similar interests as if they are stock and stock as if it is not stock. Although we believe that we have not had an ownership change on the basis of existing rules, we cannot assure you that the IRS will accept our position. In any event, it is possible that past and/or future transactions affecting our equity could create an ownership change and trigger this limitation on the use of our net operating loss.

                        We have amended our by-laws to restrict transfers of our common stock that could cause an ownership change but we cannot assure you that this amendment will prevent an ownership change. In addition, this transfer restriction could adversely affect the value of our common stock.

                  Risks Related to our Business

                        Our business faces intense competition. If we fail to adequately meet this competition, our business could be adversely affected.

                        We encounter aggressive competition in the Intelligent Traffic System ("ITS") and call box markets. We have numerous competitors that range from large U.S. corporations to many relatively small and highly specialized firms. We compete primarily on the basis of

                              o     technology,

                              o     performance,

                              o     price,

                              o     quality,

                              o     reliability,

                              o     customer service, and

                              o     support.

                        Most of our competitors have substantially greater financial, technical and marketing resources, longer operating histories and greater name recognition to apply to each of these factors, and in some cases have built significant reputations with the customer base in the markets in which we compete. If we are unable to successfully compete, our business, financial condition, and operating results could be materially and adversely affected.

                        Our products must conform to the requirements of the Americans With Disabilities Act of 1990 as it pertains to accessibility guidelines. If we fail to meet these requirements our business could be adversely affected.

                        Our products are manufactured to comply with the ADA as it relates to accessibility guidelines. In the event that the law changes and we fail to adapt our products to comply with these changes, our business would be adversely affected.

                        Because we have fixed costs, any decline in our revenues could disproportionately and adversely affect our financial condition and operating results.

                        Significant portions of our costs are fixed, due in part to our fixed sales, engineering and product support, and manufacturing facilities. As a result, relatively small declines in revenue could disproportionately affect our operating results. Additionally, we have a limited backlog and a limited view of when an order will be received and shipped, which may affect revenue in any given period.

                        Changes in product demand, among other things, could adversely affect our manufacturing capacity, which would adversely affect our business.

                        Because we build our inventory to meet specific contract requirements, customer demand is not a factor that will result in excess manufacturing capacity. However, if our manufacturing capacity does not keep pace with our contract awards, we will be unable to fulfill orders in a timely manner, which could adversely affect our operating results. In addition, any significant disruption in our manufacturing operation, whether due to fire, natural disaster, or otherwise, also will materially and adversely affect our financial condition and operating results.

                        Because we rely on independent and single source suppliers, failure of a supplier to deliver to us may adversely affect our business.

                        We rely on independent suppliers to provide us with the components that we use to assemble our products. We do not have written agreements with our suppliers except for Motorola. We are an authorized dealer for Motorola radios but the sale of new Motorola radios is not a material portion of our business. Accordingly, because we do not control these suppliers, our business could be adversely affected to the extent that our suppliers fail to make these components to our specifications or deliver them in a timely manner.

                        In addition, we currently procure, and expect to continue to procure, approximately 10% of the components that we use to build our products from single source manufacturers due to unique component designs, as well as certain quality and performance requirements. We also purchase certain customized components from single sources in order to take advantage of volume pricing discounts. In the future, we could experience shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules that could result in delays in the production and delivery of our products. Such delays could have materially and adversely affect our financial condition and operating results.

                        If we fail to obtain a bidding partner, our business could be adversely affected.

                        Approximately 65% of our gross and net revenues for our fiscal year ended December 31, 2003 were generated by our participation in public projects. This participation involves competitive bidding, which generally requires us to post a bid bond equal to 10% of the total cost of the project. If we are awarded the bid, we are usually required to post a 100% performance bond. We have been able to obtain these bonds for the work we currently are performing but, because of our weak financial condition, in the future we may be required to obtain a financially responsible partner to participate with us in the bidding process. We cannot assure you that such a partner will be available to us, if required. If and to the extent that we fail to find such a partner when needed, our business would be adversely affected.

                        If we fail to introduce new products on a timely basis, our business could be adversely affected.

                        We sell our products in the ITS industry, which is characterized by;

                              o     rapid technological changes,

                              o     frequent new product introductions, and

                              o     evolving industry standards.

                        Without the timely introduction of new products and enhancements, our products will likely become technologically obsolete over time, in which case our operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to;

                              o     properly identify customer needs,

                              o     price our products competitively,

                              o innovate and develop new technologies and applications,

                              o successfully commercialize new technologies in a timely manner,

                              o manufacture and deliver our products in sufficient volumes on time, and

                              o differentiate our offerings from those of our competitors.

                        Development of new products may require a substantial investment before we can determine the commercial viability of these innovations. We would suffer competitive harm if we dedicate a significant amount of our resources to the development of products that do not achieve broad market acceptance.

                        Our business could be adversely affected if our products have defects.

                        Our products may have defects despite any internal testing that we may undertake. These defects could result in product returns or recalls and loss or delay in market acceptance, which could materially and adversely affect our business, operating results, and/or financial condition. We warrant our products against certain defects and, although we have not received notice of any warranty claims in the past, we cannot assure you that no such claims will be made in the future.

                        Because most of our products are based on constantly changing technology, our business could be adversely affected if we fail to adequately adapt our products to these changes.

                        Most of our products are based on wireless and solar powered technology. This technology is constantly being updated. Accordingly, our operating results could suffer if we fail to adapt our products to meet this changing technology. Among the factors that make a smooth transition from current products to new products difficult are:

                              o     delays in product development or
                                    manufacturing,

                              o     variations in product costs, and

                              o delays in customer purchases of existing products in anticipation of new product introductions.

                        Our operating results could also suffer due to the timing of product introductions by our competitors. This is especially true when a competitor introduces a new product just before we do.

                        Our business could be adversely affected if we fail to maintain rights to our intellectual property.

                        We generally rely upon patent and trade secret laws, and agreements with our employees, customers, and partners to establish and maintain our proprietary rights in our technology and products. However, any of our intellectual proprietary rights could be challenged, invalidated, or circumvented. Our intellectual property may not necessarily provide significant competitive advantages. In addition, because of the rapid pace of technological change in the ITS and call box markets, certain of our products rely on key technologies developed by third parties, and we may not be able to continue to obtain licenses from these third parties. Third parties also may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, these claims can be time-consuming and costly to defend and divert our management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

                        If we fail to integrate with third parties when required to do so, our business could be adversely affected.

                        In the normal course of business, we frequently engage in discussions with third parties relating to integrated bid participations and strategic alliances, possible acquisitions, and joint ventures. Although completion of any one transaction may not have a material effect on our financial position, results of operations, or cash flows taken as a whole, our financial results may differ from the investment community's expectations in a given quarter. Acquisitions and strategic alliances may require us to integrate with different company cultures, management teams, and business infrastructures. We may also have to develop, manufacture, and market products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of an entity depends on a variety of factors, including

                              o     hiring and retaining key employees,

                              o     managing facilities and employees in
                                    separate geographic areas, and

                              o     integrating or coordinating different
                                    research and development and product
                                    manufacturing facilities.

                        All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

                        Our business may suffer if we lose the services of our executive officers, or if we cannot recruit and retain additional skilled personnel.

                        We depend on the continued services and performance of George W. Benoit, our Chairman and Chief Executive Officer, Michael J. Gutowski, our President and Chief Operating Officer, and Anthony S. Conigliaro, our Chief Financial Officer, for our future success. If either Mr. Benoit, Mr. Gutowski or Mr. Conigliaro becomes unable or unwilling to continue in his current position, our business and financial conditions could be damaged. We are not the beneficiaries of any key person life insurance covering them or any other executive.

                        We also depend upon our ability to attract, hire, train and retain highly skilled technical, sales and marketing, and support personnel, particularly with expertise in wireless call box products and services. Competition for qualified personnel throughout our industry is intense. If we fail to attract, hire or retain such personnel, our business, results of operations and financial condition could be materially and adversely affected. We may experience difficulty providing the proper level of service to our customers or incur increased costs due to rising salary and benefit levels.

                        We may be unable to effectively manage growth that we may experience, which could constantly strain our resources and adversely affect our business.

                        We plan to expand our operations, which, if we do, will impose significant demands on our management, financial, technical and other resources. We must adapt to changing business conditions and improve existing systems or implement new systems for our financial and management controls, reporting systems and procedures and expand, train and manage a growing employee base in order to manage any future growth we may have. Furthermore, we may need to acquire more advanced technologies or products or enter into strategic alliances, in order to achieve growth. For us to succeed, we must make our existing technology, business and systems work effectively with those of any strategic partners without undue expense, management distraction or other disruptions to our business. We may be unable to implement our business plan if we fail to manage any of the above growth challenges successfully, in which event our business, results of operations and financial condition could be materially and adversely affected.

                  Risks Related to the ownership of our Common Stock

                        Because our assets are insufficient to pay our outstanding debt and preferred stock liquidation preferences, if we liquidated now, owners of our common stock would not receive any proceeds from the liquidation.

                        As of December 31, 2003, we had outstanding indebtedness of approximately $3,904,000 and outstanding preferred stock with an aggregate liquidation preference of $3,137,961. Accordingly, if we liquidated, based on our current financial condition, no assets would be available for distribution to our common stockholders after distributions to creditors and holders of our preferred stock.

                        Your ability to sell any common stock may be restricted, because there is a limited trading market for these securities.

                        Although our common stock is currently traded on the American Stock Exchange, a liquid market in our stock has been sporadic. Accordingly, if you purchase any shares of our common stock, you may not be able to sell them when you want or at the price you want, if at all.

                        Our common stock could be delisted from trading on the American Stock Exchange, in which event your ability to sell any shares you may own could be significantly and adversely affected.

                        Although our common stock is listed for trading on the American Stock Exchange (the "AMEX"), it could be delisted because we may be unable to satisfy certain AMEX listing guidelines, including earnings per share, market price and stockholders' equity criteria. Among other things, we must (i) continuously maintain our stockholders' equity in excess of $6,000,000, and (ii) hold, annually, a meeting of our stockholders, to meet the AMEX's continuing listing requirements. On August 26, 2003, we received notice from the AMEX that as of June 30, 2003, we were below certain of its continuing listing standards. At that date, our stockholders' equity was $2,069,635; however, at September 30, 2003, our stockholders' equity was $6,900,790. On January 2, 2004 we received a notice dated December 31, 2003 from the AMEX Staff indicating that we evidenced compliance with the requirements necessary for continued listing on the AMEX. As is the case for all listed issuers, our continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004 we shall be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed company that has regained compliance. If we fail to comply with the continuing listing standards, our securities would most likely be delisted from the AMEX. We cannot assure you that we will continue to be in such compliance.

                        If we do not retain the AMEX listing and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the AMEX, a stockholder will find it even more difficult to dispose of, or to obtain accurate price quotations of our common stock. In addition, depending on several factors including, among others, the future market price of our common stock, these securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market. A delisting could also negatively affect our ability to raise capital in the future.

                        The market price of our common stock may be volatile, which could adversely affect the value of any common stock that you may own.

                        The market price of our common stock may fluctuate significantly in response to the following factors:

                              o     variations in our quarterly operating
                                    results;

                              o our announcements of significant contracts, milestones or acquisitions;

                              o     our relationships with other companies;

                              o     our ability to obtain capital commitments;

                              o     additions or departures of our key
                                    personnel;

                              o     sales of our common stock by others or
                                    termination of stock transfer restrictions;

                              o     changes in estimates of our financial
                                    condition by securities analysts; and

                              o     fluctuations in stock market price and
                                    volume.

                        The last three factors are beyond our control.

                        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management's attention and resources. Any one of the factors noted above could have an adverse affect on the value of our common stock.

                        Anti-takeover provisions of the Delaware General Corporation Law and in our Certificate of Incorporation could discourage a merger or other type of corporate reorganization or a change in control, even if it could be favorable to the interests of our stockholders.

                        The Delaware General Corporation Law and our Certificate of Incorporation contain provisions that may enable our management to retain control and resist a takeover of our Company. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15%, 20% in the case of our Certificate of Incorporation, or more of our outstanding voting stock for a period of three years from the date that this person acquires his stock. Our Certificate of Incorporation and our By Laws also require the affirmative vote of at least 60% or our voting stockholders to effect certain actions, including, under certain circumstances, the removal of directors, and provide for the election of different classes of directors with the term of each class ending at different times. In addition, our By-Laws require the affirmative vote of at least 60% or our directors to change the composition of our Executive Committee. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if it could be favorable to the interests of our stockholders.

                        Our officers and directors exercise significant control over our affairs, which could result in their taking actions that other stockholders do not approve of.

                        Our executive officers and directors, and persons or entities affiliated with them, currently control about 18.9% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

                        We do not intend to pay cash dividends on our common stock in the foreseeable future.

                        We have never paid any cash dividends on our common stock and currently intend to retain all future earnings, if any, to invest in our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

                        If our Board issues common stock, which it can do without stockholder approval, a purchaser of our common stock could experience substantial dilution.

                        Our Board of Directors has the authority to issue up to 40 million shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. In the future, we could issue additional shares of our common stock at values substantially below the current market price for our common stock, which could substantially dilute the equity ownership of holders of our common stock. In addition, our Board could issue large blocks of our common stock to prevent unwanted tender offers or hostile takeovers without any stockholder approval.

                        Our ability to issue preferred stock may adversely affect the rights of common stockholders and be used as an anti-takeover device.

                        Our Certificate of Incorporation authorizes our Board of Directors to issue up to 25 million shares of preferred stock without approval from our stockholders. Accordingly, all of our common stock will be junior to any preferred stock issued by us, and our Board has the right, without the approval of common stockholders, to fix the relative rights and preferences of such preferred stock. This could affect the rights of common stockholders regarding, among other things, voting, dividends and liquidation. We could also use an issuance of preferred stock to deter or delay a change in control that may be opposed by our management, even if the transaction might be favorable to the common stockholders.

                        Any exercise of outstanding options and warrants will dilute then-existing stockholders' percentage of ownership of our common stock.

                        We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from $0.15 to $6.00 per share, represent approximately 69.8% of our total outstanding stock on a fully-diluted basis. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders' percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market, such as sales by the selling stockholders pursuant to this prospectus, could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Item 2. Description of Property.

            Our principal executive offices and e-recruiting business are located at 200 West 57th Street, Suite 507, New York, New York 10019 where we rent approximately 500 square feet under a lease that will expire on April 30, 2005 pursuant to which we pay a base monthly rental of $3,250. SRC, Connectivity and Mobile Comm are located at 3733 NW 16th Street, Lauderhill, FL 33311, where they rent approximately 5,000 square feet under a lease that expires on March 31, 2006 pursuant to which we pay a base monthly rental of $5,830. This lease is with affiliates of Thomas Sullivan, who is one of our executive officers and Gary Eichsteadt, who is one of our employees. US Commlink is located at 6244 Preston Avenue, Livermore, CA 94550, where it leases approximately 2,000 square feet under a lease that expires May 31, 2005 pursuant to which we pay a base monthly rental of $1,981.

Item 3. Legal Proceedings.

            We are a party to various vendor related litigations. Based on the opinion of legal counsel, we have accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses within the consolidated financial statements at December 31, 2003.

Item 4. Submission of Matters to a Vote of Security-Holders.

            On December 18, 2003, we held an annual meeting of our stockholders at which our stockholders elected seven directors, ratified the selection of our auditors for 2003 and approved and adopted our 2003 Stock Incentive Plan, as amended.

            Our stockholders elected Charles W. Currie and Michael J. Gutowski for three year terms, Joseph G. Anastasi and Larry M. Reid for two year terms and George W. Benoit, David W. Dube and Carol L. Gutowski to one year terms. The following table sets forth the number of votes for, against, withheld, abstained and broker no votes:

                                                                                          Broker
                                                                                            No
            Name of Director                  For      Against    Withheld   Abstained    Votes
            ----------------                  ---      -------    --------   ---------    ------
            Charles W. Currie              5,068,503     --        43,493       --         --
            Michael J. Gutowski            5,065,503     --        46,493       --         --
            Joseph G. Anastasi             5,065,703     --        46,293       --         --
            Larry M. Reid                  5,066,703     --        45,293       --         --
            George W. Benoit               5,065,003     --        46,993       --         --
            David W. Dube                  5,068,303     --        43,693       --         --
            Carol L. Gutowski              5,065,303     --        46,693       --         --

            Our stockholders ratified the selection of Rosen Seymour Shapss Martin & Company LLP as our auditors for 2003. The vote was 5,079,053 for, 21,933 against, none withheld, 11,010 abstained and no broker no votes. Our stockholders also approved and adopted our 2003 Stock Incentive Plan, as amended. The vote was 3,135,509 for, 89,087 against, none withheld, 12,650 abstained and 1,874,750 broker no votes.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

            Exchange Listing:

            Our common stock is listed on the American Stock Exchange (trading symbol CNE).

            The number of record holders of our common stock as of April 1, 2004 was approximately 320.

            Equity Sale Prices:

                                                      Common Stock
                                                      ------------
                                         High Sales Price       Low Sales Price
                                         ----------------       ---------------
                2003
            1st Quarter                         0.96                  0.25
            2nd Quarter                         1.20                  0.55
            3rd Quarter                         0.92                  0.45
            4th Quarter                         0.65                  0.52

                2002
            1st Quarter                         1.40                  0.60
            2nd Quarter                         0.57                  0.16
            3rd Quarter                         0.34                  0.16
            4th Quarter                         0.56                  0.10

            Dividends:

            We have not previously paid cash dividends on our common stock. Our Board of Directors does not currently intend to pay cash dividends on the outstanding shares of our common stock in the foreseeable future. The payments of future dividends and the amount thereof will depend upon our earnings, financial condition, capital requirements and such other factors as our Board of Directors may consider relevant.

            Private Issuance of Company Securities:

            During the year ended December 31, 2003, we issued common stock, notes and warrants in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. For information on these issuances, see "Part II - Item 6:
            Management's Discussion and Analysis of Financial

            Condition and Results of Operations - Liquidity and Capital Resources." We issued preferred stock, common stock, warrants and notes in connection with our acquisition of SRC and ECI pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act. For information on these issuances, see "Part II - Item 7: Financial Statements - Notes to Financial Statements."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Summary Financial Information

            The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Annual Report in Form 10-KSB.

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                                    2003               2002
                                                                    ----               ----
                                                               (in thousands, except share data)
               Statement of Operations Data
                  Revenues                                      $      2,149       $        238
                  Net income (loss)                             $     (1,119)      $      1,597
                  Net income (loss) per
                   common share:
                     Basic                                      $       (.16)      $        .29
                     Diluted                                    $       (.18)      $        .29
                  Weighted average number of common shares
                   outstanding:
                     Basic                                         7,161,756          5,585,944
                     Diluted                                      10,541,956          5,585,944

                                                                          December 31,
                                                                          ------------
                                                                    2003               2002
                                                                    ----               ----
                                                                         (in thousands)
              Balance Sheet Data
                 Working capital                               $       (544)      $     (3,640)
                 Total assets                                  $     10,141       $        316
                 Total liabilities                             $      3,873       $      4,214
                 Stockholders' equity                          $      6,268       $     (3,898)

            General

            We are a holding company whose primary operating subsidiary is SRC. SRC, also a holding company, is the parent of Connectivity, ECI, and US Commlink. These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government agencies as well as other vertical markets located throughout the United

            States. In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue, and is not significant to the operations of the Company.

            Acquisition of all of the outstanding stock of SRC and ECI

            On April 23, 2003 we issued (i) 899,971 shares of our common stock,
            (ii) 1,697,966 shares of our non-voting Series A Preferred Stock and an equal number of ten year Class A Warrants, (iii) 4,400 shares of our Series B Preferred Stock, and (iv) 9,735,875 shares of our non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, for 100% ownership of SRC and ECI. In addition, ECI's sellers retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent related to the operation of ECI's business in exchange for notes aggregating $2,000,000 bearing 8% interest. The consolidated financial statements include the operating results of SRC and ECI from the date of acquisition. The details of such transactions are set forth below.

                  SRC

            On April 23, 2003, we issued to Mr. and Mrs. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable or detachable from the Series C Preferred Stock prior to 66 months after their issuance.

            We issued to the other former common stockholders of SRC, including Mr. Reid, an aggregate of 899,976 shares of its Common Stock, 1,697,966 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable or detachable from the Series A Preferred Stock prior to 66 months after their issuance.

            We issued an aggregate of 4,400 shares of our Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock.

                  ECI

            On April 23, 2003, the Company issued to Gary Eichsteadt and Thomas Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. The notes are currently secured by a certain Pledge Agreement - see Note H. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, we transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, we transferred our title to the ECI Patent to SRC.

            On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Mrs. Gutowski. On August 31, 2003, Mr. and Mrs. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock.

            The Series AA Preferred Stock has an 8% cumulative dividend, payable in common stock or cash, and a liquidating preference over all other CNE equity of $1,000,000. The Series A Preferred Stock has a liquidating preference over all other CNE equity except the Series AA of $1,697,961. The Series B Preferred Stock has a liquidating preference over all other CNE equity except the Series AA and A Preferred Stock of $440,000. The Series C Preferred Stock has no liquidating preference.

            The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets acquired on the acquisition date.

                                          ECI               SRC              Total
                                      -----------       -----------       -----------
            Tangible assets           $   588,492       $   292,979       $   857,593
            Patents                     1,379,789           170,820         1,550,609
            Goodwill                    2,766,233         4,519,661         7,285,894
            Liabilities                (2,144,771)         (857,033)       (3,001,804)
                                      -----------       -----------       -----------
              Net asset valve         $ 2,589,743       $ 4,126,427       $ 6,716,170
                                      ===========       ===========       ===========

            There were no relationships between us or any of our affiliates and any of the sellers of the assets we acquired prior to the acquisition transactions.

            Catastrophe of September 11, 2001

            Our headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of our employees. However, with the complete destruction of the building, all of our leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, our management had been preoccupied with the relocation and reestablishment of our businesses, assessing and processing of insurance claims with the assistance of a risk manager with our insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, recorded a $152,934 gain on assets destroyed due to this catastrophe. We also had insurance coverage for other than assets destroyed. In 2003, we received all outstanding insurance claims relating to the catastrophe.

            In addition, we applied for governmental assistance grants related to the catastrophe. In April and September 2002, and August 2003, we received grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if we were to relocate a substantial portion our operations outside of New York City before May 1, 2005. Until such time as this restriction no longer applies, we will classify the grants will as a liability of the Company. We will remove the liability and record grant income on our financial statements when these restrictions lapse or are satisfied or, alternatively, repay such grants if the above condition is not satisfied.

            Critical Accounting Policies and Estimates

            The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, inventory reserves, goodwill and purchased intangible asset valuations, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

            We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

                  Allowance for Doubtful Accounts, Revenue Recognition

            We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

            We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, the service is performed or products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured.

            At December 31, 2003, our allowance for doubtful accounts was $51,500 or 19.8% of gross receivables, compared to $51,500 or 59.4% of grow receivables as of December 31, 2002. The decrease in the reserve as a percentage of gross receivable from prior year is the result of a significant increase in accounts receivable and a significant decrease in the need for an allowance for doubtful accounts.

                  Inventory Valuation

            At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analyses of sales levels by product and projections of future demand. If inventories on hand are in excess of forecasted demand, we provide appropriate reserves for such excess inventory. If we have previously recorded the value of such inventory determined to be in excess of projected demand, or if we determine that inventory is obsolete, we write off these inventories in the period the determination is made. Remaining inventory balances are adjusted to approximate the lower of our cost or market value. If future demand or market conditions are less favorable than our projects, additional inventory write-downs may be required, and would be reflected in cost of revenues in the period the revision is made.

                  Valuation of Goodwill. Purchased Intangible Assets and Long-Lived Assets

            We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their caring value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on market capitalization. Fair value of other intangible assets and long-lived assets is determined by future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note D "Intellectual Property Right and Goodwill."

            Recent Accounting Pronouncements

            In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of this statement had no material impact on our financial position or results of operations.

            In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income
            (loss) and earnings (loss) per share in annual and interim financial statements. We have determined not to adopt the fair value method for stock based compensation.

            In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect this statement to have a material impact on our financial position or results of operations.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that contracts with comparable characteristics be accounted for consistently as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement has had no effect on our financial statements.

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of this statement has had no effect on our financial statements.

      A.    Results of Operations: 2003 Compared to 2002

            Revenues

            Total revenues from continuing operations increased to $2,149,370 for the year ended December 31, 2003 from $237,800 for the year ended December 31, 2002.

            Product sales income increased to $1,445,324 for the year ended December 31, 2003 from nil for the year ended December 31, 2002 due to the acquired operations, in April 2003, of SRC and its subsidiaries.

            Service fee income increased to $548,762 for the year ended December 31, 2003 from nil for the year ended December 31, 2002 due to the acquired operations, in April 2003, of SRC and its subsidiaries.

            Internet related income decreased to $155,284 for the year ended December 31, 2003 from $237,800 for the year ended December 31, 2002 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline due to our relatively small size in the e-recruiting industry.

            Cost of Goods Sold

            Costs of goods sold, which relates to product sales and related service fee income increased to $1,176,900 for the year ended December 31, 2003 from nil for the year ended December 31, 2002 due to the acquired operations, in April 2003, of SRC and its subsidiaries.

            Other Expenses

            Total other expenses from continuing operations increased to $2,666,457 for the year ended December 31, 2003 from $1,194,914 for the year ended December 31, 2002.

            Selling expenses increased to $47,806 for the year ended December 31, 2003 from $10,000 for the year ended December 31, 2002 due to the acquired operations, in April 2003, of SRC and its subsidiaries.

            Compensation and related costs increased to $1,212,150 for the year ended December 31, 2003 from $580,145 for the year ended December 31, 2002 due to the acquired operations and related increase in personnel, in April 2003, of SRC and its subsidiaries.

            General and administrative expenses increased to $1,247,096 for the year ended December 31, 2003 from $390,880 for the year ended December 31, 2002 due to the costs associated with the acquisition and related operations of SRC and its subsidiaries, and the professional fees associated with the merger and private financing, primarily completed in April 2003.

            Depreciation and amortization expenses decreased to $159,405 for the year ended December 31, 2003 from $213,889 for the year ended December 31, 2002, due to the net effect of the depreciation and amortization expense relating to the relatively long-life fixed assets and intellectual property rights associated with the acquisition of SRC and its subsidiaries in 2003, and the depreciation of certain short-life assets of the Company becoming fully depreciated in 2002.

            Other Items

            Amortization of debt discount decreased to $467,000 for the year ended December 31, 2003 from $691,748 for the year ended December 31, 2002 due to the net effect of the cessation of amortization and complete write-off of the debt discount related to certain debentures payable that became immediately callable by the debenture holders and the commencement of amortization of the debt discount ($699,000) related to the newly issued 10% subordinated notes over a period of one year.

            Interest expense increased to $423,625 for the year ended December 31, 2003 from $348,918 for the year ended December 31, 2002 due primarily to the net effect of the issuance of the Company's 10% and 8% subordinated notes in April 2003 and the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable in July and August 2003.

            Tax Settlement adjustment of $895,622 relates to the accepted and paid Offer in Compromise with the Internal Revenue Service ($50,000) pertaining to a previous year estimated $945,000 tax liability of a subsidiary of the Company.

            Amortization of deferred financing costs decreased to nil for the year ended December 31, 2003 from $322,598 for the year ended December 31, 2002 due to the complete write-off of the remaining deferred financing costs relating to a subsidiary's 12% Debentures Payable.

            Gain on fixed assets destroyed in catastrophe decreased to nil for the year ended December 31, 2003 from $152,934 for the year ended December 31, 2002 due to the destruction of the World Trade Center where we were headquartered in 2001.

            Reversal of Directors fees decreased to nil for the year ended December 31, 2003 from $55,000 for the year ended December 31, 2002. This amount relates to the forgiveness of fees earned by the outside Directors and their agreement to forego these fees until further notice. We began compensating our outside Directors, commencing October 1, 2003, at a monthly rate of $1,000 per Director and another $1,000 per Director if a Director is also a member of the Executive Committee of our Board of Directors.

            Operating Loss

            On a pre-tax basis, we had a loss from continuing operations of $1,688,990 for the year ended December 31, 2003 compared with a loss from continuing operations of $2,110,196 for the year ended December 31, 2002.

            Our loss from continuing operations for the year ended December 31, 2003 was $1,702,955 compared with a loss from continuing operations of $2,115,446 for the year ended December 31, 2002. For the year ended December 31, 2003, loss per common share from continuing operations, basic and diluted, was $.24 per share. For the year ended December 31, 2002, loss per common share from continuing operations, basic and diluted, was $.37 per share.

            Our income from discontinued operations for the year ended December 31, 2003 was $583,634 compared with income from discontinued operations of $3,712,884 for the year ended December 31, 2002 due to a gain on the sale of one of our subsidiaries in 2003 and, primarily, a gain on the extinguishment of debt in 2002. For the year ended December 31, 2003, basic income per common share from discontinued operations was $.08 per share. For the year ended December 31, 2002, basic income per common share from discontinued operations was $.66 per share. For the year ended December 31, 2003, diluted income per common share from discontinued operations was $.06 per share. For the year ended December 31, 2002, diluted income per common share from discontinued operations was $.66 per share.

            Our net loss for the year ended December 31, 2003 was $1,119,321 compared with net income of $1,597,438 for the year ended December 31, 2002. For the year ended

            December 31, 2003, basic net loss per common share was $.16 per share. For the year ended December 31, 2002, basic net income per common share from was $.29 per share. For the year ended December 31, 2003, diluted net loss per common share was $.18 per share. For the year ended December 31, 2002, diluted net income per common share was $.29 per share.

      B.    Liquidity and Capital Resources


            As reflected in the 2003 and 2002 financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, has a working capital deficit and at December 31, 2002 had a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At December 31, 2003 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisitions of SRC and ECI (ii) cost reduction strategies initiated in January 2004 and (iii) additional equity and debt financing activities in addition to those set forth in the financial statements. In addition, the Company had been notified that, subject to the procedural requirements of the American Stock Exchange (the "Exchange"), its stock could be delisted. However, on January 2, 2004 the Company received a notice dated December 31, 2003 from the Exchange indicating that the Company had demonstrated compliance with the requirement for continued listing on the Exchange. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate possible cash flow. The 2003 and 2002 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.



            Off-Balance Sheet Arrangements

            At December 31, 2003, we had no off-balance sheet arrangements.

            Operating Activities

            We utilized $1,361,966 of cash in operating activities during the year ended December 31, 2003. We had a net loss from continuing operations of $1,702,955 during this period which included an aggregate of ($70,467) of non-cash items, including depreciation and amortization, amortization of debt discount, allowance for doubtful accounts and common stock issued in lieu of cash for professional fees offset by tax settlement adjustment on a previous year's estimated tax liability. In addition to the net impact of non-cash items, our operating activities for the year ended December 31, 2003 also reflected an increase in accounts and insurance receivable, inventory, accrued expenses and other liabilities, and deferred grant revenue. These were offset in part by decreases other current and non-current assets.

            We utilized $217,582 of cash in operating activities during the year ended December 31, 2002. We had a net loss from continuing operations of $2,115,446 during this period which included an aggregate of $1,059,553 of non-cash items, including depreciation and amortization, amortization of debt discount, allowance for doubtful accounts and common stock issued in lieu of cash for professional fees partially offset by a reversal of fees due Directors and a gain on fixed assets destroyed in the 9/11 catastrophe. In addition to the net impact of non-cash items, our operating activities for the year ended December 31, 2002 also reflected an increase in accrued expenses and other liabilities and deferred grant revenue. These were offset in part by decreases in accounts and insurance receivable, and other current and non-current assets.

            On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 in February 2004 from the sale of our common stock (see "Financing Activities" below), and restructured certain short-term credit arrangements into a $300,000 Note payable due in February 2005 (see Note R to our Consolidated Financial Statements).

            Financing Activities

            On April 23, 2003 we issued $1,000,000 in principal amount of our 10% Subordinated Notes due April 30, 2004 to investors for a 15% non-dilutive interest in the Company in the form of 4,165,800 cashless Class B Warrants, each to purchase one share of Common Stock at $0.50 per share. We had the option to extend the maturity date of the notes to April 30, 2005 in consideration for issuing the noteholders an additional 4% non-dilutive interest in the Company. The notes also require prepayment in an amount equal to 100% of any net financing proceeds obtained by us after the issuance of the notes. The noteholders waived this provision to the extent of $2,000,000 through April 15, 2004, of which $1,200,000 has been raised. The investors included two of our officers. Interest is payable, in arrears, calendar quarterly. We valued the Warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the initial one-year term of the Notes.

            On March 12, 2004, we notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of our common stock at approximately $0.40 per share. On this date, we also exercised our option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of our common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full.

            In addition, on September 17, 2003, we sold 1,250,000 shares of our common stock at $0.40 per share to an existing noteholder and stockholder of the Company.

            On February 10, 2004, the Company sold 1,750,000 shares of our common stock at $0.40 per share in consideration of $700,000 cash.

            We are using the funds obtained from these financings to pay certain ECI notes payable and for working capital. The financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

            We did not have any material commitments for capital expenditures as of December 31, 2003.

      C.    Inflation

            We believe that inflation does not significantly impact our current operations.

Item 7. Financial Statements.

            Our financial statements to be filed hereunder follow, beginning with page F-1.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of CNE Group, Inc.

We have audited the consolidated balance sheet of CNE Group, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in (capital deficit) stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CareerEngine Network, Inc. as of December 31, 2002 were audited by other auditors whose report dated April 9, 2003 on those statements included an explanatory paragraph that described the substantial losses, sustained operating cash outflows and capital deficit from continuing operations discussed in Note A of the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2003 financial statements referred to above present fairly, in all material respects, the financial position of CNE Group, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted I the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial losses and sustained net operating cash outflows from continuing operations and anticipates that such conditions will continue into fiscal year 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
                                       CERTIFIED PUBLIC ACCOUNTANTS



New York, New York
March 5, 2004

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
CareerEngine Network, Inc.
(a wholly owned subsidiary of CNE Group, Inc.)


We have audited the accompanying consolidated statements of operations, changes in capital deficit and cash flows of CareerEngine Network, Inc. and subsidiaries (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of CareerEngine Network, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial losses, sustained operating cash outflows, and anticipates that such conditions will continue. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Eisner LLP

New York, New York
April 9, 2003

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2003

ASSETS

Current:
    Cash and cash equivalents                                                   $    460,832
    Accounts receivable, net of allowance for doubtful accounts of $51,500           208,358
    Inventory                                                                        246,719
    Other                                                                             27,840
                                                                                ------------
       Total current assets                                                          943,749
Fixed assets, net                                                                    447,579
Intellectual property rights, net                                                  1,475,145
Goodwill                                                                           7,285,894
Prepaid expenses and other assets                                                     18,961
                                                                                ------------
             Total assets                                                       $ 10,171,328
                                                                                ============

LIABILITIES

Current:
    Accounts payable and accrued expenses                                       $    940,253
    Interest payable                                                                  89,950
    Short-term credit arrangements                                                    45,779
    Lines of credit                                                                  164,314
    Notes payable                                                                    146,988
    Debenture payable                                                                100,000
                                                                                ------------
       Total current liabilities                                                   1,487,284
Notes payable, net of current portion                                                326,045
Subordinated notes payable                                                         1,767,000
Deferred revenue                                                                      23,620
Deferred grant revenue                                                               300,000
                                                                                ------------
          Total liabilities                                                        3,903,949
                                                                                ------------

Commitments and contingencies (Note N)

STOCKHOLDERS' EQUITY

Preferred stock (Notes A and I)                                                          124
Common stock (Notes A and J)                                                             101
Paid-in surplus                                                                   28,258,215
Accumulated deficit                                                              (19,117,961)
                                                                                ------------
                                                                                   9,140,479
Less treasury stock, at cost - 1,238,656 shares                                   (2,873,100)
                                                                                ------------
          Total stockholders' equity                                               6,267,379
                                                                                ------------
             Total liabilities and stockholders' equity                         $ 10,171,328
                                                                                ============
See Notes to Consolidated Financial Statements

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                          Year Ended December 31,
                                                       ----------------------------
                                                          2003             2002*
                                                       -----------      -----------
                                                                          (Note A)
Revenues:
    Product sales                                      $ 1,445,324      $        --
    Service fee income                                     548,762               --
    Internet related income                                155,284          237,800
                                                       -----------      -----------
                                                         2,149,370          237,800
    Costs of goods sold                                  1,176,900               --
                                                       -----------      -----------

       Gross profit                                        972,470          237,800

Other expenses:
    Advertising                                             47,806           10,000
    Compensation and related costs                       1,212,150          580,145
    General and administrative                           1,247,096          390,880
    Depreciation and amortization                          159,405          213,889
                                                       -----------      -----------
                                                         2,666,457        1,194,914
                                                       -----------      -----------

Loss from continuing operations
    before other income and (expenses)                  (1,693,987)        (957,114)

    Amortization of debt discount                         (467,000)        (691,748)
    Interest expense                                      (423,625)        (348,918)
    Tax settlement adjustment (Note M)                     895,622
    Interest income                                             --            2,248
    Amortization deferred financing costs                       --         (322,598)
    Gain on fixed assets (Note A)                               --          152,934
    Reversal of Director fees accrual                           --           55,000
                                                       -----------      -----------

Loss from continuing operations before income taxes     (1,688,990)      (2,110,196)

    Income tax provision                                    13,965            5,250
                                                       -----------      -----------

Loss from continuing operations                         (1,702,955)      (2,115,446)

Discontinued operations:
    Income from discontinued operations                    583,634        3,712,884
                                                       -----------      -----------

Net income (loss)                                      $(1,119,321)     $ 1,597,438
                                                       ===========      ===========

*CareerEngine Network, Inc.

See Notes to Consolidated Financial Statements

CNE GROUP, INC. AND SUBSIDIARIES

                                                      Year Ended December 31,
                                                    ---------------------------
                                                       2003             2002*
                                                    -----------      ----------
                                                                      (Note A)
Income (loss) per common share:
    Basic:
       Loss from continuing operations              $      (.24)     $     (.37)
       Income from discontinued operations                  .08             .66
                                                    -----------      ----------
          Net income (loss)                         $      (.16)     $      .29
                                                    ===========      ==========
    Diluted:
       Loss from continuing operations              $      (.24)     $     (.37)
       Income from discontinued operations                  .06             .66
                                                    -----------      ----------
          Net income (loss)                         $      (.18)     $      .29
                                                    ===========      ==========

Weighted average number of common
    shares outstanding:
    Basic                                             7,161,756       5,585,944
                                                    ===========      ==========
    Diluted                                          10,541,956       5,585,944
                                                    ===========      ==========

*CareerEngine Network, Inc.

See Notes to Consolidated Financial Statements

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in (Capital Deficit) Stockholders' Equity Years ended December 31, 2003 and 2002

                                             Common Stock                    Preferred Stock
                                     ----------------------------     ------------------------------      Paid-in
                                         Shares          Amount           Shares          Amount          Surplus
                                     -------------    -----------     -------------    -------------    -----------
Balance - January 1, 2002                6,789,600    $   678,960                      $                $15,996,941
  Common stock issued for
   services, at market value                40,000          4,000                                            27,500
  Capital contributions by
   officers, directors and
   stockholders in the form of
   compensation forgiveness                                                                                 266,250
  Net income
                                     -------------    -----------     -------------    -------------    -----------
Balance - December 31, 2002*             6,829,600    $   682,960                      $                $16,290,691
  Portion of $1,000,000 10%
   Subordinated Notes deemed
   Equity subject to amortization                                                                           699,000
  Effect of change in par value
   from $0.10 to $0.00001                                (682,892)                                          682,892
  Stock issued related to
   acquisition of SRC,
   Connectivity, Econo-Comm
   and related intellectual
   property rights                         899,971              9        11,438,241              114      6,095,836
  Stock options issued for
   services, at market value                                                                                135,250
  Conversion of $2,300,000
   12% Debentures Payable and
   related interest to Equity            1,150,000             12                                         2,644,988
  Conversion of $1,000,000 8%
   Promissory Notes to Equity                                             1,000,000               10        999,990
  Sale of common stock for cash          1,250,000             12                                           499,988
  Capital contributions by
   officers, directors and
   stockholders in the form of
   compensation and interest
   forgiveness                                                                                              209,580
  Net loss
                                     -------------    -----------     -------------    -------------    -----------
Balance - December 31, 2003             10,129,571    $       101        12,438,241    $         124    $28,258,215
                                     =============    ===========     =============    =============    ===========

                                                               Treasury Stock
                                      Accumulated      ------------------------------
                                        Deficit            Shares          Amount            Total
                                     -------------     -------------    -------------     -----------
Balance - January 1, 2002            $ (19,596,078)        1,238,656    $  (2,873,100)    $(5,793,277)
  Common stock issued for
   services, at market value                                                                   31,500
  Capital contributions by
   officers, directors and
   stockholders in the form of
   compensation forgiveness                                                                   266,250
  Net income                             1,597,438                                          1,597,438
                                     -------------     -------------    -------------     -----------
Balance - December 31, 2002*         $ (17,998,640)        1,238,656    $  (2,873,100)    $(3,898,089)
  Portion of $1,000,000 10%
   Subordinated Notes deemed
   Equity subject to amortization                                                             699,000
  Effect of change in par value
   from $0.10 to $0.00001                                                                          --
  Stock issued related to
   acquisition of SRC,
   Connectivity, Econo-Comm
   and related intellectual
   property rights                                                                          6,095,959
  Stock options issued for
   services, at market value                                                                  135,250
  Conversion of $2,300,000
   12% Debentures Payable and
   related interest to Equity                                                               2,645,000
  Conversion of $1,000,000 8%
   Promissory Notes to Equity                                                               1,000,000
  Sale of common stock for cash                                                               500,000
  Capital contributions by
   officers, directors and
   stockholders in the form of
   compensation and interest
   forgiveness                                                                                209,580
  Net loss                              (1,119,321)                                        (1,119,321)
                                     -------------     -------------    -------------     -----------
Balance - December 31, 2003          $ (19,117,961)        1,238,656    $  (2,873,100)    $ 6,267,379
                                     =============     =============    =============     ===========

*CareerEngine Network, Inc.

See Notes to Consolidated Financial Statements

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                               Year Ended December 31,
                                                                            ----------------------------
                                                                                2003            2002*
                                                                            -----------      -----------
                                                                                               (Note A)
Cash flows from operating activities:
    Loss from continuing operations                                         $(1,702,955)     $(2,115,446)
    Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
          Depreciation and amortization                                         159,405          534,239
          Issuance of common stock for services                                 135,250           31,500
          Provision for doubtful accounts                                        16,500           10,000
          Amortization of debt discount                                         467,000          691,748
          Tax settlement adjustment                                            (895,622)              --
          Reversal of fees due to Directors                                                      (55,000)
          Gain on fixed assets destroyed in catastrophe                                         (152,934)
          Changes in:
             Accounts and insurance claims receivable                          (123,754)         461,451
             Inventory                                                          (15,833)              --
             Prepaid expenses and other assets                                   15,066           63,815
             Accrued expenses and other liabilities                             551,184           21,218
             Deferred revenue                                                    23,620               --
             Deferred grant revenue                                               8,173          291,827
                                                                            -----------      -----------
Cash used in continuing operations                                           (1,361,966)        (217,582)
Cash provided by discontinued operations                                             --          200,000
                                                                            -----------      -----------

                Net cash used in operating activities                        (1,361,966)         (17,582)
                                                                            -----------      -----------

Cash flows from investing activities:
    Purchase of furniture and equipment                                         (35,478)              --
                                                                            -----------      -----------

                Net cash used in investing activities                           (35,478)              --
                                                                            -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance 1,250,000 shares of Common Stock                     500,000               --
    Proceeds from issuance of 10% notes payable                               1,000,000               --
    Proceeds from other notes payable                                           300,000               --
    Principal repayments on notes payable                                       (24,924)              --
    Payment of accounts receivable due Sellers of Econo-Comm, Inc.             (100,000)              --
                                                                            -----------      -----------

                Net cash provided by financing activities                     1,675,076               --
                                                                            -----------      -----------

Increase (decrease) in cash and cash equivalents                                277,632          (17,582)
Cash and cash equivalents at beginning of period                                183,200          200,782
                                                                            -----------      -----------

Cash and cash equivalents at end of period                                  $   460,832      $   183,200
                                                                            ===========      ===========

*CareerEngine Network, Inc.

See Notes to Consolidated Financial Statements

CNE GROUP, INC. AND SUBSIDIARIES

                                                                                       Year Ended December 31,
                                                                                    ----------------------------
                                                                                       2003             2002*
                                                                                    -----------      -----------
                                                                                                       (Note A)
Supplemental disclosures of cash flow information related to continuing operations:
       Cash paid during the period for:
          Interest                                                                  $   135,931      $    72,000
          Income taxes                                                              $    50,000      $     5,250

       Non-cash investing and financing activities relating to the acquisition of subsidiaries and certain intellectual property rights:
             Accounts receivable                                                    $   102,048               --
             Inventory                                                                  230,886               --
             Intellectual property rights                                             1,550,609               --
             Goodwill                                                                 7,285,894               --
             Fixed assets                                                               462,792               --
             Other assets                                                                61,867               --
             Accrued expenses and other liabilities                                  (1,645,893)              --
             8% notes payable                                                        (2,000,000)              --
             Issuance of preferred stock, at par                                           (114)              --
             Issuance of common stock, at par                                                (9)              --
             Paid in surplus                                                         (6,048,080)              --
       Non-cash investing and financing activities relating to the conversion of certain notes and debentures, sale of common stock, and capital contributions of significant stockholders, and directors and officers:
             Accounts payable and accrued expenses                                      196,246               --
             Interest payable                                                            13,334               --
             8% notes payable                                                         1,000,000               --
             Debentures payable and related interest payable                          2,645,000               --
             Issuance of preferred stock                                                    (10)              --
             Issuance of common stock                                                       (12)              --
             Paid in surplus                                                        (3,854,5588)              --

       Other non-cash investing and financing activities - See Note Q

*CareerEngine Network, Inc.

See Notes to Consolidated Financial Statements

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY

Business

CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiary is SRC Technologies, Inc. ("SRC"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity"), Econo-Comm, Inc. (d/b/a Mobile Communications ("ECI"), and U.S. Commlink, Ltd. ("USCL"). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

The Company also generates revenue from its subsidiary, CareerEngine, Inc., which is engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2003 and 2002 financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, has a working capital deficit and at December 31, 2002 had a capital deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At December 31, 2003 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisitions of SRC and ECI (ii) cost reduction strategies initiated in January 2004 and (iii) additional equity and debt financing activities in addition to those set forth in Note R. The Company had been notified that, subject to the procedural requirements of the American Stock Exchange, its stock could be delisted (see Note R). There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate possible cash flow. The 2003 and 2002 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.



Corporate Matters

On April 17, 2003, pursuant to the terms of Section 251(g) of the Delaware General Corporation Law, CareerEngine Network, Inc. ("CareerEngine") became a wholly-owned subsidiary of the Company. Pursuant to this transaction, the Company acquired all of the assets of CareerEngine and all former stockholders of CareerEngine became the stockholders of the Company, which is the entity that is now publicly traded on the American Stock Exchange under the symbol "CNE." As a successor entity to CareerEngine, the Company's shares are deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934 and Rule 12g-3 promulgated thereunder. The shares were issued without registration in reliance upon exemptions provided in Section 3(a)(9) of the Securities Act of 1933 and Rule 145 promulgated thereunder.

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

In addition, on April 23, 2003, the Board of Directors and a majority of the stockholders approved the reorganization of the Company and pursuant to Accounting Standards ARB 43 which increased the authorized number of shares of common stock to 40,000,000 shares with a par value of $0.00001 per share and increased the authorized number of shares of preferred stock to 25,000,000 shares with a par value of $0.00001 per share. The preferred stock may be issued in one or more series at the discretion of the Board of Directors.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY (CONTINUED)

Acquisition of all of the outstanding stock of SRC and ECI

On April 23, 2003 the Company issued (i) 899,971 shares of its common stock,
(ii) 1,697,966 shares of its non-voting Series A Preferred Stock and an equal number of ten year Class A Warrants, (iii) 4,400 shares of its Series B Preferred Stock, and (iv) 9,735,875 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of the Company's Common Stock at a $1.00 per share, for 100% ownership of SRC and ECI. In addition, ECI's sellers retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent related to the operation of ECI's business in exchange for notes aggregating $2,000,000 bearing 8% interest. The consolidated financial statements include the operating results of SRC and ECI from the date of acquisition. The details of such transactions are set forth below.

      SRC

      On April 23, 2003, the Company issued to Mr. and Mrs. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and an equal number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance. See Note I.

      The Company issued to the other former common stockholders of SRC, including Mr. Reid, an aggregate of 899,971 shares of its Common Stock, 1,697,966 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable and are not detachable from the Series A Preferred Stock prior to 66 months after their issuance. See Note I.

      The Company issued an aggregate of 4,400 shares of its Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock. See Note I.

      ECI

      Also, on April 23, 2003, the Company issued to Gary L. Eichsteadt and Thomas L. Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and an equal number of Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance (see Note I). In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. The notes are currently secured by a certain Pledge Agreement - see Note H. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, the Company transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, the Company transferred its rights to the ECI Patent to SRC.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY (CONTINUED)

      On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Mrs. Gutowski. Further on August 31, 2003, Mr. and Mrs. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock.

      The Series A Preferred Stock has an aggregate liquidating preference over all other CNE equity of $1,697,966 and the Series B Preferred Stock has an aggregate liquidating preference over all other CNE equity except the Series B Preferred Stock liquidating value of $440,000. The Series C Preferred Stock has no liquidating preference.

      The total consideration, including acquisition costs, was allocated based on the estimated fair values of the net assets and liabilities acquired on the acquisition date.

                                     ECI             SRC            Total
                                 -----------     -----------     -----------

         Tangible assets         $   588,492     $   292,979     $   881,471
         Patents                   1,379,789         170,820       1,550,609
         Goodwill                  2,766,233       4,519,661       7,285,894
         Liabilities              (2,144,771)       (857,033)     (3,001,804)
                                 -----------     -----------     -----------
              Net asset value    $ 2,589,743     $ 4,126,427     $ 6,716,170
                                 ===========     ===========     ===========

      There were no relationships between the Company or any of its affiliates and any of the sellers of the assets (SRC and ECI) acquired by the Company prior to the acquisition transactions.

Private Financings

      1. On April 23, 2003, the Company also completed a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was to the officers of the Company, and 4,165,800 ten year cashless Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The aggregate number of shares for which the Warrants may be exercised equal 15% of the Company's outstanding Common Stock on a fully-diluted basis. The Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 4% of the Company's then outstanding common stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

            On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company's common stock at approximately $0.40 per share.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE A - THE COMPANY (CONTINUED)

            The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full.

      2. On September 17, 2003, the Company sold 1,250,000 shares of its Common Stock at $0.40 per share to an existing noteholder and stockholder of the Company.

      3. On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share for $700,000 cash.

      The Company is using the funds obtained from these financings primarily for working capital purposes as well as to pay certain ECI notes payable. The aforementioned financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by
      Section 4(2) thereof.

Catastrophe on September 11, 2001

On September 11, 2001 the Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, the Company's management had been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds, based on replacement costs, in amounts that have exceeded the net carrying value of the destroyed assets and, accordingly, recorded a $152,934 gain on fixed assets due to this catastrophe. The Company also had insurance coverage for other than assets destroyed. In 2003, all outstanding insurance claims relating to the catastrophe were settled.

In addition, the Company applied for government assistance grants related to the catastrophe. In April and September 2002, and in August 2003, the Company received grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, repay such grants if the above condition is not satisfied.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SRC and CareerEngine Network, Inc. ("CareerEngine Network"). All significant intercompany balances and transactions have been eliminated.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[2] Revenue recognition:

      The Company's operations relating to manufacturing, marketing and servicing its remote and cellular-based emergency response products recognizes revenue from the sale of a product upon installation or delivery to the customer, depending on the terms of the underlying sales agreement.

      E-recruiting fees are earned on job placement advertisements and sponsorship advertisements on the Company's website and are recognized over the period during which the advertisements are exhibited. Website construction fees are recognized ratably over the construction period. Monthly hosting and maintenance fees for such sites are recognized ratably over the period of the underlying contract.

[3] Depreciation and amortization:

      Furniture, fixtures and equipment are being depreciated using the straight-line method over estimated lives of three to seven years. Computer equipment is being depreciated on a straight-line basis over an estimated life of three to five years.

      Leasehold improvements were amortized on a straight-line basis over the shorter of the term of the lease or their estimated useful lives.

[4] Cash and cash equivalents:

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2003 there were no cash equivalents. At December 31, 2002 cash equivalents consisted principally of an investment of approximately $151,000 in a money market account.

[5] Accounts and Trade Receivables:

      The Company extends credit to its customers on an unsecured basis in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established since management is of the opinion that all accounts receivable may not be fully collectible. The allowance for doubtful accounts is based on an estimated percentage of overall accounts receivable.

[6] Concentration of Credit Risk:

      Financial instruments that subject the Company to risk of loss consist principally of accounts receivable, deposits with financial institutions. The Company grants credit terms to customers in the normal course of doing business. Credit risk with respect to trade receivables is considered

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      minimal due to the Company's diverse customer base throughout the United States and strict enforcement of its credit policies. The Company generally does not require security deposits or other collateral to support credit sales. The consolidated financial statements have been adjusted for anticipated losses thereon. Deposits held with banks may exceed the amount of insurance provided on such deposits.

      The Company's sales are made primarily to customers throughout the United States. Non-U.S. customers are required to pay in U.S. Dollars when the order is placed. There were no sales to non-U.S. customers for the fiscal year ended December 31, 2003. During the fiscal year ended December 31, 2003, no single customer accounted for ten percent (10%) or more of the Company's sales, and credit losses were not significant.

[7] Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. At December 31, 2003 the Company's inventory consisted of the following:

         Raw materials                                         $158,347
         Work in progress                                         3,089
         Finished goods                                          85,283
                                                               --------
                    Total                                      $246,719
                                                               ========

[8] Income (loss) per share:

      Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share ("DEPS") is computed by dividing net income
      (loss) used in determining BEPS by the weighted average number of common shares outstanding during the period, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of certain dilutive stock options and warrants.

      The reconciliation of shares used to calculate BEPS and DEPS (loss) per share consists of the following:

                                                             Year Ended December 31,
                                                            ------------------------
                                                               2003          2002
                                                            ----------    ----------
         Shares used in BEPS computations -
            weighted average shares outstanding              7,161,756     5,585,944

         Net effect of dilutive common share equivalents     3,380,200            --
                                                            ----------    ----------
         Shares used in DEPS computations                   10,541,956     5,585,944
                                                            ==========    ==========

      Common stock equivalents to purchase common stock of the Company that were outstanding at December 31, 2002 were not included in the computation of diluted net loss per share as their

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      effect would have been anti-dilutive. The anti-dilutive common stock equivalents for December 31, 2002, and the common stock equivalents for December 31, 2003 consists primarily of incentive stock options, convertible debentures that are convertible into Common Stock of the Company at an approximate conversion price of $2.00 and warrants to purchase common stock of the Company at prices that range from $0.50 - $6.00.

[9] Income taxes:

      Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 2003 and 2002 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

[10] Financial instruments:

      The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of cash, accounts receivable, inventory, accounts payable, short-term credit arrangements, lines of credit, notes payable, and subordinated debt approximates fair value because the instruments have a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments.

[11] Stock-based compensation:

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      At December 31, 2003, the Company had a stock-based employee compensation plan - the 2003 Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these plans rescinded all of their interests.

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

                                                                      Year Ended December 31,
                                                                 -------------------------------
                                                                      2003              2002
                                                                 -------------     -------------
         Net (loss) income, as reported                          $  (1,119,321)    $   1,597,438
         Less, Total stock-based employee compensation
         expense determined under fair value-based method for
         all awards, net of related tax effects                             --          (213,657)
                                                                 -------------     -------------

         Pro forma net (loss) income                             $  (1,119,321)    $   1,383,781
                                                                 =============     =============

         Net (loss) income per share:
              As reported:
                    Basic                                        $       (0.16)    $        0.25
                                                                 =============     =============
                    Diluted                                      $       (0.18)    $        0.25
                                                                 =============     =============
              Pro forma:
                    Basic                                        $       (0.16)    $        0.25
                                                                 =============     =============
                    Diluted                                      $       (0.18)    $        0.25
                                                                 =============     =============

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to three officers of the Company at a weighted average exercise price of $1.09 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000) and November 21, 2003
      (100,000), non-qualified stock options to purchase an aggregate 755,000 shares of the Company's common stock were granted by the Board of Directors of the Company

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      to certain independent contractors of the Company. The Company recorded a charge of $135,250 in general and administrative expense, relating to the 755,000 non-qualified stock options that were vested at December 31, 2003, in its Statement of Operations for year then ended. No options granted have been exercised.

[12] Use of estimates:

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

[13] Advertising costs:

      Advertising costs, which amounted to $47,806 and $10,000 for the years ended December 31, 2003 and 2002, respectively, are expensed as incurred.

[14] Warranty Expense:

      The Company generally warrants its products against defects for a period of one to three years. A provision for estimated future costs relating to warranties is recorded when products are shipped and revenue recognized. At December 31, 2003 and 2002, estimated future costs relating to warranties were $40,260 and $0, respectively.

[15] Impairment of long-lived assets:

      Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the years ended December 31, 2003 and 2002.

[16] Intellectual Property Rights and Goodwill:

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Intellectual Property Rights acquired by the Company in the ECI business combination in April 2003 (see Note A) are being amortized on a straight-line basis over the shorter of the remaining lives of the patents when acquired or their estimated useful remaining lives, generally eleven to fourteen years. No goodwill impairment charge was recorded in 2003 in accordance with SFAS No. 142.

[17] Startup Activities

      Costs associated with the organization and start-up activities of the Company are expensed as incurred.

[18] Recent accounting pronouncements:

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of this statement had no effect on the Company's financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods for voluntary transition to SFAS 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. The Company has determined not to adopt the fair value method for stock based compensation.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect this statement to have a material impact on the Company's financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that contracts with comparable characteristics be accounted for consistently as either derivatives or hybrid instruments. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement has had no effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of this statement has had no effect on the Company's financial statements.

NOTE C - FIXED ASSETS, NET

Fixed assets, net consists of the following at December 31, 2003:

         Machinery and equipment                             $ 400,101
         Office and computer equipment                          62,577
         Transportation equipment                               36,827
         Furniture and fixtures                                 40,505
                                                             ---------
                                                               540,010
         Less, accumulated depreciation                        (92,431)
                                                             ---------
         Fixed assets, net                                   $ 447,579
                                                             =========

Depreciation expense for the years ended December 31, 2003 and 2002 totaled $83,941 and $213,889, respectively.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE D - INTELLECTUAL PROPERTY RIGHTS AND GOODWILL

Detail of intellectual property rights and goodwill is as follows at December 31, 2003:

Intellectual property rights:

         Intellectual property rights, stated at lower of
            cost or fair market value                        $ 1,550,609
         Less, accumulated amortization                          (75,464)
                                                             -----------
         Intellectual property rights, net                   $ 1,475,145
                                                             ===========

The estimated future amortization expense of intellectual property rights is as follows:

         2004                                                $  113,196
         2005                                                   113,196
         2006                                                   113,196
         2007                                                   113,196
         2008                                                   113,196
         Thereafter                                             909,165
                                                             ----------
                    Total                                    $1,475,145
                                                             ==========

Additional amortization will be recognized in future periods if impairment of the rights occurs. Amortization expense for the year ended December 31, 2003 totaled $75,464.

Goodwill:

         Gross carrying amount                               $7,285,894
         Less, impairment charge                                      0
                                                             ----------
         Total goodwill                                      $7,285,894
                                                             ==========

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In 2003, the Company did not incurr any goodwill impairment. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on an market capitalization approach. Fair value of the intangible assets is determined by discounted future cash flows, appraisals or other methods. If the intangible asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.

NOTE E - SHORT-TERM FINANCING ARRANGEMENTS

The Company accounts for credit card obligations as short-term financing arrangements. The obligations require minimum monthly payments that are based on approximately 3% of the outstanding balance and interest accrues on the outstanding balances at rates ranging from 10.5% to 25%. Outstanding balances of these obligations aggregated $45,779 at December 31, 2003.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE E - SHORT-TERM FINANCING ARRANGEMENTS (CONTINUED)

From time to time during 2003, the Company factored its accounts receivables with a financial institution and an individual. Funds are advanced to the Company based on 75% of submitted accounts receivables. Interest is charged at the effective rate of 3.33% per month. The submitted accounts receivable secure the advances to the Company. At December 31, 2003 such factoring arrangements amounted to $300,000, however, on January 21, 2004 such factoring arrangements with an individual were restructured into a $300,000 unsecured Note Payable due February 10, 2005 (see Notes G and R.).

NOTE F - LINES OF CREDIT

The Company has the following two lines of credit at December 31, 2003:

$165,000 line of credit with a bank, due on demand, or if no demand is made, due in one payment on March 15, 2004. Interest payments are due monthly, which are calculated at 1% above the Prime Rate. At December 31, 2003 the interest rate was 5.00%. The line is collateralized by accounts receivable, inventory, equipment, and all other assets of a subsidiary of the Company. The outstanding balance of the line is at December 31, 2003 is $145,230.

$20,000 unsecured line of credit with a bank. Interest payments are due monthly, which are calculated at At December 31, 2003 the interest rate was 5%; 1% above the Prime Rate. The outstanding balance of the line at December 31, 2003 is $19,084.

NOTE G - NOTES AND DEBENTURE PAYABLE

The Company has the following notes and debenture payable at December 31, 2003:

Note payable to Ford Motor Credit due February 16, 2007. The note accrues interest at 5.0% and is payable in monthly installments of principal and interest of $1,032. The note is collateralized by a vehicle owned by the Company. At December 31, 2003 the outstanding balance on the note is $36,866 of which $10,821 has been classified as current portion of notes payable.

Note payable to financial institution due July 15, 2004. The note accrues interest at 13.95% and is payable in monthly installments of principal and interest of $156. The note is collateralized by a utility trailer owned by the Company. At December 31, 2003 the outstanding balance on the note is $1,091 of which all has been classified as current portion of notes payable.

Promissory note payable to an individual due in one payment on February 10, 2005. The note accrues interest at 18.00% which is payable quarterly commencing May 1, 2004. The note is unsecured. At December 31, 2003 the outstanding balance on the note is $300,000.

Installment notes payable to four individuals, who are employees and an officer of a subsidiary of the Company, dated April 23, 2003 and due February 1, 2004. The notes accrue interest at 8.00% of which all accrued interest is due and payable on February 1, 2004. Principal payments of $53,333 are due August 1, 2003, November 1, 2003 and February 1, 2004. The notes are unsecured. At December 31, 2003 the outstanding principal balance of the notes is $135,076.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE G - NOTES AND DEBENTURE PAYABLE (CONTINUED)

In August and September 2003, holders of 95.83333% of $2,400,000 principal amount of the debentures payable issued by a subsidiary of the Company elected to (i) convert the outstanding principal balance of their debentures amounting to $2,300,000 into 1,150,000 shares of the Company's Common Stock, (ii) cancel 575,000 of the related 600,000 outstanding B Warrants of the subsidiary of the Company (the related Class A Warrants of the subsidiary of the Company expired on March 31, 2003), and (iii) waive all accrued and unpaid interest relating thereto ($345,000), in consideration for the issuance of the Company's five-year common stock Class F Warrants to purchase 1,150,000 shares of the Company's Common Stock at $3.00 per share. One-half of these warrants (575,000) were exercisable upon issuance with the balance exercisable commencing January 1, 2004. In addition, unamortized debt discount of $29,768 on the debentures was recognized as interest expense in the year ended December 31, 2002. The Company also recognized as expense the unamortized deferred financing costs associated with the debentures of $320,350 for the year ended December 31, 2002. The subsidiary of the Company also granted the placement agent a warrant exercisable through June 2005 to purchase 5 units at $60,000 per unit. If the warrant for all 5 units is exercised, the purchaser shall effectively receive 125,000 shares of the Company's common stock and the right to purchase an additional 62,500 common shares at $5.00 per share - see Note K. At December 31, 2003 the outstanding principal balance of a debenture payable of a subsidiary of the Company is $100,000.

NOTE H - SUBORDINATED NOTES PAYABLE

The Company has the following subordinated notes payable at December 31, 2003:

10% Subordinated Notes due April 30, 2004

On April 23, 2003 the Company issued $1,000,000 in principal amount of its 10% Subordinated Notes due April 30, 2004 to investors for a 15% non-dilutive interest in the Company in the form of 4,165,800 cashless warrants, each to purchase one share of Common Stock at $0.50 per share. The Company has the option to extend the maturity date of the notes to April 30, 2005 in consideration for issuing the noteholders an additional 4% non-dilutive interest in the Company. The notes also require the Company to prepay them in an amount equal to 100% of any net financing proceeds obtained by the Company after the issuance of the notes. The noteholders waived this provision to the extent of $2,000,000 through April 15, 2004, of which $1,200,000 has been raised. The investors included two officers of the Company. Interest is payable, in arrears, calendar quarterly. The Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the initial one-year term of the Notes.

On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company's common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company's common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full. At December 31, 2003 the 10% subordinated notes had an outstanding principal balance of $767,000.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE H - SUBORDINATED NOTES PAYABLE (CONTINUED)

8% Subordinated Notes due April 30, 2008

On April 23, 2003, the Company issued $2,000,000 of its 8% subordinated notes due April 30, 2008 to three officers and an employee of the Company. Interest is payable quarterly on a calendar year basis. The notes are secured by the all of the issued and outstanding common stock of SRC and ECI, which represents substantially all of the assets of the Company, pursuant to a certain Pledge Agreement, which shall terminate upon repayment or other satisfaction of a certain subsidiary's indebtedness (see Note I) that initially amounted to $2,400,000. At December 31, 2003, $2,300,000 of this indebtedness had been converted into Common Stock of the Company as discussed in Note G.

On August 31, 2003, two holders who are officers of the Company, converted $1,000,000 of the Company's 8% Subordinated Notes into 1,000,000 shares of the Company's Series AA Preferred Stock, par value $.00001 per share. The Series AA Preferred Stock has a liquidating preference to all other equity securities of the Company. It also has an 8% cumulative dividend, payable in common stock or cash. At December 31, 2003 the 8% subordinated notes had an outstanding principal balance of $1,000,000.

Maturities of long-term debt subsequent to December 31, 2003 are as follows:

         2004                                               $   11,912
         2005                                                1,311,374
         2006                                                   12,620
         2007                                                    2,051
         2008                                                1,000,000
                                                            ----------
                   Total                                    $2,337,957
                                                            ==========

NOTE I - PREFERRED STOCK

Preferred Stock consists of the following at December 31, 2003:

         Par value per share                                 $  0.00001
         Authorized number of shares                         25,000,000
         Issued and outstanding number of shares:
            Series AA                                         1,000,000
            Series A                                          1,697,966
            Series B                                              4,400
            Series C                                          9,735,875
            Series E                                                 --
                                                             ----------
                    Total                                    12,438,241
                                                             ==========

The Series AA Preferred Stock has an 8% cumulative dividend, payable in common stock or cash, and a liquidating preference over all other CNE equity of $1,000,000. The Series A Preferred Stock has a liquidating preference over all other CNE equity except the Series AA of $1,697,961. The Series B Preferred Stock has a liquidating preference over all other CNE equity except the Series AA and A Preferred Stock of $440,000. The Series C Preferred Stock has no liquidating preference.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE J - COMMON STOCK

Common Stock consists of the following at December 31, 2003:

         Par value per share                               $   0.00001
         Authorized number of shares                        40,000,000
         Issued number of shares                            10,129,571
            Less, Treasury shares                           (1,238,656)
                                                           -----------
         Issued and outstanding number of shares             8,890,915
                                                           ===========

NOTE K - WARRANTS

At December 31, 2003 outstanding warrants to acquire common stock consisted of:

                                                                                                    Shares of
                                                                                     Exercise        Common
             Type of Warrant           Exercise Date           Expiration Date         Price          Stock
             ---------------         ------------------       ------------------     --------      ----------
                 Class A              October 22, 2008          April 22, 2013         $1.00        1,697,966
                 Class B               April 23, 2003           April 30, 2013         $0.50        4,904,800
                 Class BB               May 10, 2003             May 10, 2006          $0.50           20,000
                 Class BB              June 10, 2003            June 10, 2006          $0.50           20,000
                 Class BB              July 10, 2003            July 10, 2006          $0.50           20,000
                 Class BB             August 10, 2003          August 10, 2006         $0.50           20,000
                 Class BB            September 10, 2003       September 10, 2006       $0.50           20,000
                 Class BB             October 10, 2003         October 10, 2006        $0.50           20,000
                 Class BB              June 10, 2003            June 10, 2006          $2.50           10,000
                 Class BB              July 10, 2003            July 10, 2006          $3.00           10,000
                 Class BB             August 10, 2003          August 10, 2006         $4.00           10,000
                 Class BB            September 10, 2003       September 10, 2006       $4.50           10,000
                 Class BB             October 10, 2003         October 10, 2006        $5.00           10,000
                 Class C              October 22, 2008          April 22, 2013         $1.00        9,735,875
                 Class F              January 1, 2004         December 31, 2009        $3.00        1,150,000
                Class B(1)                Immediate              March 31, 2005        $6.00           25,000
                 Units(1)                 Immediate              June 28, 2005         $5.00           62,500
                                                                                                   ----------
                                                                                                   17,746,141
                                                                                                   ==========

            (1) Class B warrants and Units of a subsidiary of the Company are exercisable for the Company's common shares (see Note G:
                  Debenture Payable).

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE L - CAPITAL CONTRIBUTIONS AND DIRECTOR FEES

Capital Contributions

On January 21, 2004 (retroactive to December 31, 2003) certain officers, directors and stockholder of the Company waived certain amounts due to them as follows:

         Compensation and certain reimbursable expenses        $ 66,246
         Interest on promissory notes                            13,334
         Accounts receivable due stockholders                   130,000
                                                               --------
            Total                                              $209,580
                                                               ========

These aforementioned amounts have been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2003.

Through March 31, 2002, significant stockholders of the Company, who are also directors and officers, agreed to permanently forego $266,250 of compensation earned by them during 2001 and 2000. The amount of the forgiven salaries through December 31, 2001 has been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2002.

Director Fees

On March 31, 2002 the Company's outside directors agreed to forego any previously accrued and unpaid directors' fees earned through December 31, 2002 and agreed to forgo compensation through September 30, 2003. The reversal of previously accrued fees has been reflected in the Company's Consolidated Statement of Operations for the year ended December 31, 2002.

NOTE M - INCOME TAXES

The provision for income taxes applicable to continuing operations, all of which is current, consists of the following at December 31, 2003 and 2002:

                                                      2003         2002
                                                   -------      -------

         Federal                                   $    --      $    --
         State and local franchise taxes            13,965        5,250
                                                   -------      -------

                                                   $13,965      $ 5,250
                                                   =======      =======

At December 31, 2003, the Company had a net operating loss carryforward for federal income tax purposes of approximately $36,500,000, which expires in the years 2005 through 2023.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE M - INCOME TAXES (CONTINUED)

The Company's deferred tax assets and liabilities consists of the following:

                                                                              2003             2002
                                                                          ------------     ------------
         Deferred tax assets:
             Net operating loss carryforward                              $ 16,777,000     $ 14,534,000
             Liability for interest and state taxes related to federal
                tax settlement                                                       0          232,000
             Other                                                              23,690           16,000
                                                                          ------------     ------------
                Total deferred tax assets, before valuation allowance       16,800,690       14,782,000
         Valuation allowance                                               (16,800,690)     (14,782,000)
                                                                          ------------     ------------
                Total deferred tax assets                                 $          0     $          0
                                                                          ============     ============

The valuation allowance increased (decreased) by approximately $2,018,690 during 2003 and ($108,000) during 2002. The increase in the valuation allowance of $2,018,690 for the twelve months ended December 31, 2003 resulted from the increase in the valuation allowance attributable to the deferred tax benefit of approximately $2,287,161 on the loss from continuing operations and a benefit of $268,471 recognized from discontinued operations. The decrease in the valuation allowance of $108,000 for the twelve months ended December 31, 2002 resulted from the increase in the valuation allowance attributable to the deferred tax benefit of approximately $840,000 on the loss from continuing operations and a benefit recognized of $948,000 from discontinued operations.

The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                        2003     2002
                                                                        ----     ----
         Statutory rate                                                 (34)%    (34)%
         State and local taxes, net of federal income tax effect        (12)     (12)
         Nondeductible expenses                                           2        2
         Valuation allowance                                             44       44
                                                                        ---      ---

         Effective rate                                                   0%       0%
                                                                        ===      ===

The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns through 1989. The returns for the years 1999 through 2003 remain open.

Settlement of Tax Assessment Payable of a Subsidiary of the Company

On July 16, 2003, the IRS accepted an "Offer in Compromise" submitted in April, 2003 by a subsidiary of the Company to settle its Tax Assessment Payable amounting to approximately $946,000, including interest, at June 30, 2003. The accepted Offer in Compromise provided for payment of $50,000 cash on or before October 14, 2003. The $50,000 cash was paid in July and September 2003. The Company recognized a gain on settlement in the amount of $895,622 relating to this transaction during the year ended December 31, 2003.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE N - COMMITMENTS, LITIGATION AND OTHER MATTERS

[1] The Company's principal executive offices and e-recruiting business are located at 200 West 57th Street, Suite 507, New York, New York 10019 where the Company rents approximately 500 square feet under a lease that will expire on April 30, 2005 pursuant to which the Company pays a monthly base rent of $3,250. SRC Technologies and its subsidiaries, Connectivity and Mobile Comm are located at 3733 NW 16th Street, Lauderhill, FL 33311, where they rent approximately 5,000 square feet under a lease that expires on March 31, 2006 pursuant to which the Company pays a monthly base rent of $5,830. This lease is with an affiliate of Thomas Sullivan, who is one of the Company's executive officers and Gary Eichsteadt, who is an employee of the Company. U.S. Commlink is located at 6244 Preston Avenue, Livermore, CA 94550, where it leases approximately 2,000 square feet under a lease that expires May 31, 2005 pursuant to which the Company pays a monthly base rent of $1,981.

      Rental expense amounted to $115,791 and $60,500 for the years ended December 31, 2003 and 2002, respectively. Minimum future annual rental payments at December 31, 2003 are as follows:

           2004                                                  $132,732
           2005                                                    92,865
           2006                                                    17,490
                                                                 --------
                                                                 $243,087
                                                                 ========

[2] A subsidiary of the Company is the sponsor a Retirement Savings Plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the subsidiary's matching contributions vested immediately. The subsidiary's contribution to the plan amounted to approximately $8,245 for the year ended December 31, 2002. There were no contributions for the year ended December 31, 2003.

[3] The Company has employment agreements with its executive officers, of which all but one expires on April 30, 2006. The remaining contract expires on April 30, 2007. These agreements provide for minimum salary levels. The aggregate commitment for future salaries at December 31, 2003 was approximately $1,853,000.

[4] The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

NOTE O - ACQUISITIONS AND RELATED UNAUDITED PRO FORMA FINANCIAL INFORMATION

The purchase price of the acquisition of SRC and ECI was allocated to the assets and liabilities acquired, both tangible and intangible (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $7,285,894 being recorded as Goodwill. The value of the intellectual property rights, amounting to $1,550,609, acquired in the related financing was also determined by an independent appraiser. Due to these acquisitions and related financing, SRC has acquired intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE O - ACQUISITIONS AND RELATED UNAUDITED PRO FORMA FINANCIAL INFORMATION
         (CONTINUED)

The Company's consolidated financial statements include the results of operations of SRC from its respective acquisition dates. The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2002 for the year ended December 31, 2002 and on January 1, 2003 for the year ended December 31, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2002 or January 1, 2003, as the case may be, or which may result in the future.

                                                         Year Ended December 31,
                                                       ---------------------------
                                                           2003            2002
                                                       -----------     -----------
                                                        Unaudited       Unaudited
         Revenues                                      $ 2,703,406     $ 3,169,735
         Expenses                                        4,706,100       4,940,740
                                                       -----------     -----------
            Loss from continuing operations            $(2,002,694)    $(1,771,005)
                                                       ===========     ===========

         Loss from continuing operations per share:
            Basic                                      $     (0.11)    $     (0.10)
                                                       ===========     ===========
            Diluted                                    $     (0.11)    $     (0.10)
                                                       ===========     ===========

NOTE P - STOCK OPTION PLANS

At December 31, 2003, the Company had a stock-based employee compensation plan - the 2003 Stock Incentive Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

Contractually Terminated Subsidiaries' Plans

      CareerEngine Network 1990 Plan and CareerEngine Network 1999 Plan

In 1990, the Company's subsidiary, CareerEngine Network, adopted a stock option plan (the "CareerEngine Network 1990 Plan") for granting options to purchase up to 750,000 shares of its common stock, pursuant to which officers and other key employees were eligible to receive incentive and/or nonqualified stock options, stock appreciation rights, and restricted stock awards. Incentive stock options granted under the CareerEngine Network 1990 Plan were exercisable for a period of up to 10 years (five years in the case of a 10% or greater stockholder) from date of grant at an exercise price which was not less than the quoted market price on date of grant, except that the exercise price of options granted to a

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE -P STOCK OPTION PLANS (CONTINUED)

stockholder owning more than 10% of the outstanding capital stock may not have been less than 110% of the quoted market price of the common stock at date of grant. The CareerEngine Network 1990 Plan was terminated on June 3, 1999.

In 1999, CareerEngine Network adopted a new stock option plan (the
"CareerEngine Network 1999 Plan") for granting options to purchase up to 350,000 shares of its common stock, pursuant to which officers and other key employees, directors, independent contractors and agents were eligible to receive incentive and/or nonqualified stock options. Options granted under the CareerEngine Network 1999 Plan were exercisable for a period of up to 10 years from date of grant at an exercise price which was not less than the quoted market price on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not have been less than 110% of the quoted market price of the common stock at date of grant.

Stock option activity under the terminated CareerEngine Network 1990 Plan and the CareerEngine Network 1999 Plan is summarized as follows:

                                                                Year Ended December 31,
                                                    ----------------------------------------------
                                                            2003                      2002
                                                    ---------------------     --------------------
                                                                 Weighted                 Weighted
                                                                  Average                  Average
                                                                 Exercise                 Exercise
                                                     Shares        Price       Shares       Price
                                                    --------     --------     --------    --------
      Options outstanding at beginning of year       290,000       $2.55       290,000      $2.55
      Options cancelled                                    0                         0
      Rescission by recipients of all their
         interest in options                        (290,000)       2.55             0       2.55
                                                    --------       -----      --------      -----
      Options outstanding at end of year                   0        2.55       290,000       2.55
                                                    --------       -----      --------      -----
      Options available at end of year                     0       $2.55       290,000      $2.55
                                                    ========       =====      ========      =====

      CareerEngine 1999 Plan

In 1999, CareerEngine, Inc., a subsidiary of CareerEngine Network, adopted a stock option plan (the "CareerEngine 1999 Plan") for granting options to purchase up to 2,000,000 shares of its common stock , pursuant to which officers and other key employees were eligible to receive incentive and/or nonqualified stock options. Options granted under the CareerEngine 1999 Plan were exercisable for a period of up to 10 years from date of grant at an exercise price which was not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not have been less than 110% of the fair value of the common stock at date of grant.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE -P STOCK OPTION PLANS (CONTINUED)

Stock option activity under the terminated CareerEngine 1999 Plan is summarized as follows:

                                                               Year Ended December 31,
                                                 ------------------------------------------------
                                                         2003                       2002
                                                 --------------------      ----------------------
                                                             Weighted                    Weighted
                                                              Average                     Average
                                                             Exercise                    Exercise
                                                  Shares       Price        Shares        Price
                                                 -------     --------      -------       --------
      Options outstanding at
        beginning of year                         52,000      $  2.50       73,500       $  2.50
      Options cancelled                                0      $  2.50      (21,500)      $  2.50
      Rescission by recipients of all their
         interest in options                     (52,000)     $  2.50            0       $  2.50
                                                 -------                   -------
      Options outstanding at end of year               0      $  2.50       52,000       $  2.50
                                                 =======                   =======
      Options available at end of year                 0-     $  2.50       51,167       $  2.50
                                                 =======                   =======

Current Plan of the Company

      2003 Stock Incentive Plan

On April 30, 2003, the Board of Directors of the Company approved the 2003 Stock Incentive Plan, which provided, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of the Company's common stock. On November 4, 2003, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of incentive and non-qualified stock options that may be granted from 3,500,00 to 5,000,000 shares of Common Stock. The purpose of the 2003 Stock Incentive Plan, as amended, ("2003 Stock Incentive Plan") is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Stock Incentive Plan was ratified by a majority of the stockholders of the Company on December 18, 2003 and is administered by the Incentive Compensation Committee of the Board.

On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000) and November 21, 2003 (100,000),
non-qualified stock options to purchase an aggregate 755,000 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE P - STOCK OPTION PLANS (CONTINUED)

the Company. The Company recorded a charge of $135,250 in general and administrative expense, relating to the 755,000 non-qualified stock options that were vested at December 31, 2003, on its Statement of Operations for year then ended. No options granted have been exercised.

Stock option activity under the 2003 Stock Incentive Plan is summarized as follows:

                                                            Year Ended December 31, 2003
                                                 ------------------------------------------------
                                                                                      Weighted
                                                 Incentive        Non-Qualified        Average
                                                   Shares            Shares        Exercise Price
                                                 ---------        -------------    --------------
      Options outstanding at
        beginning of year                                0                 0               --
      Options granted                            2,937,500           755,000            $0.92
      Options cancelled                                  0                 0
                                                 ---------           -------
      Options outstanding at end of year         2,937,500           755,000            $0.92
                                                 =========           =======
      Options available at end of year           1,307,500                              $1.17
                                                 =========

The following table presents information relating to stock options outstanding at December 31, 2003 relating to the 2003 Incentive Stock Plan:

                   Options Outstanding                           Options Available
         ----------------------------------------       ------------------------------------
                                                        Weighted
             Range                       Weighted        Average                    Weighted
               of                         Average       Remaining                    Average
            Exercise                     Exercise        Life in                    Exercise
             Price            Shares      Price           Years         Shares        Price
         -------------      ---------    --------       ---------      ---------    --------
         $0.15 - $3.00      3,692,500     $ 0.92           8.79        1,307,500     $ 1.17

NOTE Q - DISCONTINUED OPERATIONS

In 2000, the Board of Directors of the Company approved the discontinuing of its merchant banking operations, which consisted of its real estate operations project with Carmike Cinemas, Inc., and its financial consulting operations. In addition, in 2003 the Company sold one of its subsidiaries. Results of discontinued operations related thereto are shown separately in the accompanying consolidated financial statements.

Sale of Subsidiary

On August 15, 2003, the Company, for nominal consideration, sold all the stock of one of its subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and recognized a gain amounting to approximately $583,634.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE Q - DISCONTINUED OPERATIONS (CONTINUED)

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

On August 8, 2000, Carmike filed a petition under Chapter 11 of the United States Bankruptcy Code. As a result of that filing and Carmike's subsequent failure to pay rent to date under the lease, the Company failed to make required payments to Wachovia under the Reimbursement Agreement. Accordingly, Wachovia declared a default under the Reimbursement Agreement and accelerated all amounts due by the Company thereunder. Wachovia also directed the Trustee under the related Indenture to redeem the Bonds. Such amounts were paid entirely through draws on the related letters of credit and were not paid with funds of the Company. However, as the Bonds were no longer outstanding, all unamortized financing costs (amounting to $804,667) relating thereto were expensed. In addition, Carmike has not disaffirmed the lease and continues to occupy the six theaters.

Interest and fees, which have been accrued on the reimbursement obligations through January 2002, have been recorded with a corresponding amount of accrued rent receivable from Carmike.

On January 31, 2002, title to the six theaters was transferred to the banks in payment of the non-recourse debt under the Reimbursement Agreement and the Company recognized a gain of $3,512,884, representing the excess of the liabilities over the carrying value of the assets relating to the real estate leased to Carmike. In addition, the Company received $294,755 in connection with the sale of its common membership interest in Movieplex relating to the transfer of title of the movie theaters to Wachovia.

Income from discontinued operations for the years ended December 31, 2003 and 2002 are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2003         2002
                                                       ---------    ----------
      Revenues:
            Rental income                                           $1,249,710
            Gain on sale of subsidiary                 $ 583,634
            Gain on extinguishment of debt                           3,512,884
            Common membership interest transfer fee                    294,755
                                                       ---------    ----------
                                                         583,634     5,057,349
                                                       ---------    ----------
      Expenses:
            Interest                                                 1,249,710
            Other                                                       94,755
                                                       ---------    ----------
                                                                     1,344,465
                                                       ---------    ----------
                                                       $ 583,634    $3,712,884
                                                       =========    ==========

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE R - SUBSEQUENT EVENTS

Private Financing

On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $567,000. The Company is using the funds obtained from this financing primarily for working capital purposes. The financing was effected pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4(2) thereof and Rule 506 promulgated thereunder.

2003 Stock Incentive Plan

On January 21 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. In addition, on January 21, 2004 non-qualified stock options to purchase an aggregate 295,500 shares of the Company's common stock were granted by the Board of Directors of the Company to certain independent contractors and the outside directors (75,000 in the aggregate) of the Company. No options granted have been exercised.

Certain Activities of significant stockholders and Directors and Officers of the Company

On January 21, 2004, certain officers, directors and stockholders of the Company waived certain amounts due to them as follows:

      Compensation and certain reimbursable expenses              $ 66,246
      Interest on promissory notes                                  13,334
      Accounts receivable due stockholders                         130,000
                                                                  --------
         Total                                                    $209,580
                                                                  ========

These amounts have been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2003.

10% Subordinated Notes Payable

On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company's common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company's common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

NOTE R - SUBSEQUENT EVENTS (CONTINUED)

Short-Term Credit Arrangements and Notes Payable

On January 21, 2004, a secured factoring arrangement with an individual, which amounted to $300,000 at December 31, 2003, was restructured into a $300,000 unsecured Note Payable due February 10, 2005. The individual was also issued Class BB Warrants to purchase 150,000 shares of the Company's common stock at $0.50 per share.

American Stock Exchange Listing

On January 2, 2004 the Company received a notice dated December 31, 2003 from the American Stock Exchange Staff indicating that the Company had demonstrated compliance with the requirements necessary for continued listing on the American Stock Exchange.

As is the case for all listed issuers, the Company's continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004 it shall be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed Company that has regained compliance.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 8A. Controls and Procedures

            Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, they have concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

            (a) Directors and Executive Officers

            Under our By-Laws, the Board of Directors is divided into three classes. Each of the three classes has a term that is staggered by one year from one another. Members of each class are elected to serve for a term of three years and until their successors are elected or until their resignation, removal or ineligibility.

            Set forth below are our directors and executive officers, their respective names and ages, positions with us, principal occupations and business experiences during at least the past five years and the dates of the commencement of each individual's term as a director and/or officer.

            Name                       Age      Position
            ----                       ---      --------
            George W. Benoit           67       Chairman of the Board and Chief Executive Officer
            Michael J. Gutowski        45       Chief Operating Officer and Director
            Larry M. Reid              58       Executive Vice President and Director
            David W. Dube              47       Director
            Carol L. Gutowski          45       Director
            Joseph G. Anastasi         66       Director
            Charles W. Currie          60       Director
            Anthony S. Conigliaro      53       Vice President and Chief Financial Officer
            Thomas L. Sullivan         48       President and Director of ECI

            GEORGE W. BENOIT has been our Chief Executive Officer and one of our directors since 1971 and our Chairman of the Board since 1972. He is also Chairman of the Board of Directors of SRC and ECI. His term expires in 2004.

            MICHAEL J. GUTOWSKI has been one of our directors since April 2003, as well as our President and Chief Operating Officer. He is also Chief Executive Officer and a director of SRC, Connectivity, ECI and US Commlink, Ltd. and Chairman of the Board of Directors of Connectivity and US Commlink. Mr. Gutowski was employed by American Mobile Systems, commencing in 1993, as an indirect distribution manager. In 1994, American Mobile Systems was purchased by Nextel Communications. For Nextel, Mr. Gutowski contracted and managed over 120 indirect sales locations in North Carolina, South Carolina and Florida. Mr. Gutowski remained at Nextel until 1999 when he left to start Connectivity. His term expires in 2006.

            LARRY M. REID has been one of our directors since April 2003, as well as our Executive Vice President. Mr. Reid is the co-founder of SRC and continues to serve as a director and its Vice President and Chief Operating Officer. He is also a director and the Treasurer of both Connectivity and US Commlink, and a director and Chief Operating Officer of ECI. Prior thereto, from September 1999 to January 2002 he was President and Chief Executive Officer of CNE Communications, Inc., a diversified communications company he founded that provided consulting and management services, private equity management, and digital content and data aggregation services located in Stuart, Florida. CNE Communications ceased operations in January 2002 when Mr. Reid joined Connectivity. From December 1997 to September 1999, Mr. Reid was an independent financial consultant. His term expires in 2005.

            DAVID W. DUBE has been one of our directors since June 1996. Mr. Dube is President of Peak Capital Corporation, a corporate finance and management advisory firm, and Peak Securities Corporation, a registered broker-dealer. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corp., a merchant banking and securities investment firm, and served in various other capacities with this company from 1997 through October 1999. From 1996 to 1997 he was President and Chief Executive Officer of Optimax Industries, Inc., a company that engaged in the horticultural, decorative giftware and truck parts accessories industries. Mr. Dube serves on the Board of Directors of publicly-traded GlycoGenesys, Inc. and New World Wine Group, Ltd. His term expires in 2004.

            CAROL L. GUTOWSKI has been one of our directors since April 2003. Mrs. Gutowski was a human resource manager for Allied Bendix Aerospace from 1980 until 1994. In 1994 she left the business world to be at home with her children until 1999 when she and Michael Gutowski, her husband, formed Connectivity. Mrs. Gutowski is currently President and a director of both Connectivity and SRC. Her term expires in 2004.

            JOSEPH G. ANASTASI has been one of our directors of the Company since September 1986. Since 1960, Mr. Anastasi has been the owner and president of Montgomery Realty Company, Inc., a firm specializing in commercial real estate sales, development consulting and property management. His term expires in 2005.

            CHARLES W. CURRIE has been one of our directors since 1986. Mr. Currie is, and has been since October 2002, a partner in First American Fund Services, Inc., a company that provides marketing services to investment managers. Mr. Currie was a partner in Asset Management Services LLC from August 1996 through September 2002. His term expires in 2006.

            ANTHONY S. CONIGLIARO has been our Vice President and Chief Financial Officer since March 1999. He is also Chief Financial Officer of SRC, Connectivity, ECI and US Commlink. Mr. Conigliaro is a certified public accountant.

            THOMAS L. SULLIVAN has been the President and a director of ECI since we acquired it in April 2003. He co-founded ECI in 1984 and served as its Vice President from its inception until its acquisition by the Company. Mr. Sullivan has more than 25 years experience in the communications industry.

            Except for Michael J. Gutowski and Carol L. Gutowski, who are husband and wife, there are no family relationships among our directors or executive officers.

            (b) Meetings of the Board and its Committees

            During 2003, the Board had 9 meetings.

            Our By-Laws provide for an Executive Committee consisting of the Chairman of the Board and not less than two other Directors to exercise the powers of the Board during the intervals between meetings of the Board. During the period January 1 through April 23, 2003, the Executive Committee, consisting of George W. Benoit, Kevin
            J. Benoit, the son of George W. Benoit, and David W. Dube, had five meetings. Since April 23, 2003, members of the Executive Committee are Messrs. G. Benoit, Gutowski, Reid and Dube and they have had 4 meetings.

            The Board also has an Audit Committee that, during the period January 1 through April 23, 2003, consisted of four outside Directors. This committee discusses audit and financial reporting matters with both our management and our independent public accountants. To ensure independence, our independent public accountants may meet with the Audit Committee with or without the presence of management representatives. During the period January 1 through April 23, 2003, the Audit Committee, consisting of Joseph J. Anastasi, Charles W. Currie, David W. Dube and James J. Murtha, had four meetings. Since April 23, 2003, the members of the Audit Committee have been Messrs. Dube, Anastasi and Currie and they had 4 meetings. Each of these committee members is an Independent Director as that term is defined by the American Stock Exchange. In addition, Mr. Dube is a financial expert as defined in Securities and Exchange Commission rules. Webelieve that each of the Committee members is independent of management and free of any relationship that would interfere with his exercise of independent judgment as a member of this committee.

            The principal function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, and the independence and performance of our auditors.

            The Board also has a Compensation Committee for the purpose of reviewing the compensation of our officers and employees and making recommendations to the Board with respect thereto. During the period January 1 through April 23, 2003 the Compensation Committee, consisting of Messrs. G. Benoit, K. Benoit, Currie and Dube, had two meetings. Since April 23, 2003, the members of the Compensation Committee have been Messrs. G. Benoit, Gutowski, Reid and Dube and they had 1 meeting.

            The Board also has a Nominating Committee to propose nominees for election to the Board. During the period January 1 through April 23, 2003 the Nominating Committee, consisting of Messrs. K. Benoit, Anastasi, Murtha and Currie, had one meeting. The Nominating Committee will consider suggestions for potential nominees submitted by stockholders if mailed to the Chairman of the Board. Since April 23, 2003, the members of the Nominating Committee have been Messrs.
            G. Benoit, Gutowski, Reid and Dube and they had 1 meeting.

            The Board also has an Incentive Compensation Committee for the purpose of administering and making incentive compensation awards under our Incentive Compensation Plans. During the period January 1 through April 23, 2003, the Incentive Compensation Committee, consisting of Messrs. Anastasi, Murtha, Currie, and Dube, had two meetings. Since April 23, 2003, the members of the Incentive Compensation Committee have been Messrs. Dube, Anastasi and Currie and they had 3 meetings.

            During 2003 each Director attended at least 75% of the aggregate of the total number of Board meetings and meetings of all committees of the Board on which he served, except for Mr. Murtha.

            (c) Compliance with Section 16(a) of the Exchange Act

            Officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities are required by
            Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the Commission. They are also required by the Commission's rules to furnish the Company with copies of all
            Section 16(a) forms they file.

            Based solely on a review of the copies of such forms received by us, we believe that, during the fiscal year ended December 31, 2003, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis except that a Form 5 filed on April 13, 2004 for George W. Benoit reflecting his sale of warrants to purchase 624, 870 shares of our common stock at his cost and his gift of 5,000 shares of common stock during the year ended December 31, 2003; a Form 5 filed on April 13, 2004 for David W. Dube reflecting the granting to him during the year ended December 31, 2003 of options to purchase 75,000 shares of our common stock; a Form 5 filed on April 13, 2004 for Michael J. Gutowski reflecting the granting to him during the year ended December 31, 2003 of options to purchase 175,000 shares of our common stock; a Form 5 filed on April 13, 2004 for Carol L. Gutowski reflecting the granting to her during the year ended December 31, 2003 of options to purchase 175,000 shares of our common stock; a Form 5 for Grace Lindblom reflecting her purchase of 1,250,000 shares of common stock and warrants to purchase 1,041,450 shares of common stock.



Item 10. Executive Compensation.

            (a) Executive Officer Compensation

            The following table sets forth all compensation awarded to, earned by or paid to, our Chief Executive Officer and our most highly compensated executive officers. In 2003, annual salaries of such individuals did not exceed $100,000. The following table represents annual compensation for all services rendered in all capacities to us by individuals earning $100,000 or more during 2003, 2002 and 2001.

                                    Summary Compensation Table
                                    --------------------------
                Name and
                Principal                                                All Other
                Position             Year       Salary      Bonus    Compensation (1)
                --------             ----       ------      -----    ----------------
            George W. Benoit,        2003
            President, Chief         2002
            Executive Officer        2001      $160,000                  $ 3,212
            and Chairman

            Anthony S.               2003
            Conigliaro, Vice         2002
            President and            2001      $110,000
            Chief Financial
            Officer

            ----------
            (1) Represents our share of insurance premium on Split Dollar Life Insurance Agreement which was cancelled in 2001.

            Executive compensation can vary widely from year to year. We may pay discretionary bonuses to its salaried employees. Bonuses are determined by the Compensation Committee of the Board of Directors. There were no bonuses in 2003.

            We have three-year employment agreements, commencing April 2003, with each of our executive officers, except for Michael J. Gutowski whose contract is for four years. These agreements provide for annual salaries as follows:

              Executive Officers                          Annual Salary
              ------------------                          -------------

            George W. Benoit                                $150,000
            Michael J. Gutowski                             $150,000
            Larry M. Reid                                   $120,000
            Anthony S. Conigliaro                           $110,000
            Carol L. Gutowski                               $100,000
            Thomas L. Sullivan                              $100,000

            (b) Compensation Pursuant to Plans

            401(k) Cash or Deferred Compensation Plan. CareerEngine Network, Inc. ("CareerEngine"), one of our subsidiaries, maintains a tax-qualified 401(k) cash or deferred compensation plan that covers all employees who have completed three months of service and attained age 21. Participants are permitted, within the limitations imposed by the Internal Revenue Code, to make pre-tax contributions to the plan pursuant to salary reduction agreements. CareerEngine may, in its discretion on an annual basis, make additional contributions. The contributions of the participants and those of CareerEngine are held in separate accounts. Participants are always fully vested in both accounts.

            1990 Incentive Compensation Plan. This Plan was terminated on June 3, 1999. On March 14, 2003 the recipients of all outstanding awards under the Plan waived their rights to such awards.

            1999 Stock Option Plan. This Plan was terminated on April 23, 2003. On March 14, 2003 the recipients of all outstanding awards under the Plan waived their rights to such awards.

            2003 Stock Incentive Plan. Our Stockholders approved the 2003 Stock Incentive Plan (the "2003 Plan"), which provides, among other matters, for incentive and non-qualified stock options to purchase 5,000,000 shares of our common stock. The purpose of the 2003 Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to our long-term success and growth, to strengthen our ability to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of our stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is administered by the Incentive Compensation Committee of the Board.

            The 2003 Plan permits the granting of both incentive stock options and non-qualified stock options. Generally, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of the outstanding shares of our common stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Board may determine at the time it grants options.

            Under the 2003 Plan, incentive stock options may be granted only to officers and employees and non-qualified stock options may be granted to officers, employees as well as directors, independent contractors and agents.

            The 2003 Plan may be amended, terminated or modified by the Board at any time, except that the Board may not, without approval by a vote of our stockholders (i) increase the maximum number of shares for which options may be granted under the 2003 Plan, (ii) change the persons eligible to participate in the 2003 Plan, or (iii) materially increase the benefits accruing to participants under the 2003 Plan. No such termination, modification or amendment may affect the rights of an optionee under an outstanding option or the grantee of an award.

            On April 30, 2003, incentive stock options to purchase 1,987,500 shares of our common stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employees (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of our common stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000) and November
            21, 2003 (100,000), non-qualified stock options to purchase an aggregate 755,000 shares of our common stock were granted by the Board of

            Directors to certain independent contractors of the Company. No options granted have been exercised.

            (c) Director Compensation

            Until October 1, 2003, we did not pay directors who were also our employees any fees for serving as directors, but reimbursed them for their out-of-pocket expenses in connection with such duties. Effective October 1, 2003, we agreed to pay directors who are not also our employees a monthly retainer of $1,000, plus expenses incurred for attending meetings of the Board, Annual Stockholders Meetings, and for each meeting of a committee of the Board not held in conjunction with a Board meeting. In addition, effective October 1, 2003, any Director who is also a member of the Executive Committee will be paid an additional monthly retainer of $1,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth, at April 1, 2004, the shares of our common stock owned beneficially; by each of our current directors; by all of our current directors and executive officers as a group; and by persons known to us to own, beneficially, more than five percent of the outstanding shares of our common stock:

                                                                            Percent of
                                                                         Aggregate Voting
                                                          Common Stock       Power and
                             Name of                      Beneficially      Outstanding
                       Beneficial Owner(1)                  Owned(2)      Equity Owned(3)
                       -------------------                  --------      ---------------
            Grace C. Lindblom (13)                          3,063,858          24.75

            George W. Benoit (4)(7)(9)(10)(14)(15)          2,229,120          19.74

            Maureen Benoit (9)(14)                          1,738,535          14.04

            Frank Ciolli (21)                               1,043,115           8.93

            Barry W. Blank (8)                                557,300           5.16

            Michael J. Gutowski (16)(11)                      775,000           6.79

            Kevin J. Benoit (5)(7)(10)(12)                    775,705           7.00

            Anthony S. Conigliaro (12)(17)                    649,705           5.76

            Carol L. Gutowski (11)(19)                        475,000           4.27

            Larry M. Reid (17)                                446,414           4.08

            Charles W. Currie (6)                             296,780           2.78

            David W. Dube (18)                                104,000              *

            Joseph G. Anastasi (22)                            27,200              *

            Thomas L. Sullivan (20)                           210,000           1.94

            All Directors and Executive
            Officers as a group (9 persons)                 6,951,754          60.63

            *     Owns less than one (1%) percent.

            (1) The address of all the beneficial owners except Mr. Blank, Ms. Lindblom and Mr. Ciolli, is CNE Group, Inc., Inc., Suite 507, 200 West 57th Street, New York, New York 10019. Mr. Blank's address is P.O. Box 32056, Phoenix, Arizona 85064, Ms. Lindblom's address is 1412 W. Colonial Drive, Orlando, FL 32804, and Mr. Ciolli's address is 7 Jessup Lane, Westhampton Beach, NY 11978.

            (2) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this Form 10-KSB upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from the filing of this Form 10-KSB have been exercise or converted. Except as otherwise indicated, and subject to applicable community property and similar laws, to our knowledge each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

            (3) All percentages of beneficial ownership are calculated based the number of shares outstanding as of April 1, 2004. On such date we had 10,640,915 shares of common stock issued (or awaiting issuance) and outstanding.

            (4) Ownership and percentage numbers include 90,700 shares of common stock held in Mr. Benoit's 401K Plan.

            (5) Ownership and percentage numbers include (a) 31,000 shares of common stock held in the Kevin J. Benoit 1998 Family Trust, of which Mr. Benoit is the Trustee; and (b) 35,300 shares of common stock held in Mr. Benoit's Individual Retirement Account.

            (6) Ownership and percentage numbers include (a) 200 shares of common stock owned by Mr. Currie's wife, (b) 9,900 shares of common stock held in Mr. Currie's Individual Retirement Account; and (c) 25,000 shares of common stock that Mr. Currie can acquire by exercising non-qualified stock options issued pursuant to our 2003 Stock Incentive Plan..

            (7) Ownership and percentage numbers include 50,000 shares of common stock that each of these individuals can acquire by exercising warrants of the Company.

            (8) Ownership and percentage numbers include 150,000 shares of common stock that Mr. Blank can acquire by exercising warrants of the Company.

            (9)   George W. Benoit and Maureen Benoit are husband and wife.

            (10)  George W. Benoit is the father of Kevin J. Benoit.

            (11) Michael J. Gutowski and Carol L. Gutowski are husband and wife.

            (12) Ownership and percentage numbers include 347,705 shares of common stock that Mr. Conigliaro and Mr. K. Benoit can each acquire by exercising warrants issued to them in conjunction with their purchase of our 10% Promissory Notes.

            (13) Ownership and percentage numbers include 1,738,525 shares of common stock that Ms. Lindblom can acquire by exercising warrants issued to her in conjunction with her purchase of our 10% Promissory Notes.

            (14) Ownership and percentage numbers consist of 1,738,525 shares of common stock that Mrs. Benoit can acquire by exercising of warrants issued in conjunction with her purchase of our 10% Promissory Notes. George Benoit disclaims beneficial ownership of these securities.

            (15) Ownership and percentage numbers include 600,000 shares of common stock that Mr. Benoit can acquire by exercising incentive stock options issued pursuant to our 2003 Stock Incentive Plan.

            (16) Ownership and percentage numbers consist of 775,000 shares of common stock that Mr. Gutowski can acquire by exercising incentive stock options issued to him pursuant to our 2003 Stock Incentive Plan.

            (17) Ownership and percentage numbers include 300,000 shares of common stock that each of these individuals can acquire by exercising incentive stock options issued to each of them pursuant to our 2003 Stock Incentive Plan.

            (18) Ownership and percentage numbers include 100,000 shares of common stock that Mr. Dube can acquire by exercising non-qualified stock options issued pursuant to our 2003 Stock Incentive Plan.

            (19) Ownership and percentage numbers consist of 475,000 shares of common stock that Mrs. Gutowski can acquire by exercising incentive stock options issued to her pursuant to our 2003 Stock Incentive Plan.

            (20) Ownership and percentage numbers consist 210,000 shares of common stock that Mr. Sullivan can acquire by exercising incentive stock options issued pursuant to our 2003 Stock Incentive Plan.

            (21) Ownership and percentage numbers consist of 1,043,115 shares of common stock that Mr. Ciolli can acquire by exercising of warrants issued in conjunction with his purchase of our 10% Promissory Notes.

            (22) Ownership and percentage numbers include 25,000 shares of common stock that Mr. Anastasi can acquire by exercising non-qualified stock options issued pursuant to our 2003 Stock Incentive Plan.

Item 12. Certain Relationships and Related Transactions

            On April 23, 2003 we acquired SRC and ECI. These acquisitions, which involved certain of our current officers, directors and employees, are discussed under the heading "Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of all of the outstanding stock of SRC and ECI" above.

            On January 21, 2004, George Benoit waived certain compensation and reimbursable expenses due him from the Company amounting to $66,246 at December 31, 2003.

            Maureen Benoit, George Benoit's wife, purchased $600,000 of the Company's 10% Subordinated Notes due April 30, 2004 (extended to April 30, 2005 on March 12, 2004) (the "10% Notes") and related 2,499,480 common stock warrants on April 23, 2003. On October 14, 2003, Mrs. Benoit sold $150,000 in principal amount of the 10% Notes and 624,870 related warrants to Frank Ciolli for her cost.

            On March 2, 2004, Mrs. Benoit sold $200,000 in principal amount of the 10% Notes and 833,160 related warrants to Barry W. Blank for her cost. Mrs. Benoit currently owns $250,000 in principal amount of the 10% Notes and 1,738,525 related warrants, including 697,075 warrants issued to her due to certain non-dilutive and loan extension provisions of her 10% Notes.

            Kevin J. Benoit currently owns $50,000 of the 10% Notes and related common stock warrants (208,290, which was increased to 347,705 due to certain non-dilutive and loan extension provisions of the 10% Notes) which he purchased on April 23, 2003.

            Mr. Conigliaro currently owns $50,000 of the 10% Notes and related common stock warrants (208,290, which was increased to 347,705 due to certain non-dilutive and loan extension provisions of the notes) which he purchased on April 23, 2003.

            Mr. and Mrs. Gutowski currently own, in the aggregate, (i) 100% of our Series AA Preferred Stock amounting to 1,000,000 shares, and
            (ii) 50% of our Series C Preferred Stock amounting to 4,867,937 shares and related common stock warrants (4,867,937) which they acquired in 2003. On August 31, 2003, they converted the Company's 8% Subordinated Notes due April 30, 2008 (the "8% Notes") then owned by them in the principal amount of $1,000,000 into 1,000,000 shares of our Series AA Preferred Stock. On January 21, 2004, Mr. and Mrs. Gutowski waived interest due them of $13,334 relating to the period of time they held the 8% Notes.

            Thomas J. Sullivan and Gary L. Eichsteadt, an officer and an employee of ECI, respectively, in the aggregate currently own (i) 100% of the 8% Notes amounting to $1,000,000, (ii) 50% of our Series C Preferred Stock amounting to 4,867,938 shares and related common stock warrants (4,867,938), and (iii) certain 8% installment notes amounting to $65,076, all of which they acquired during 2003. On January 21, 2004, Messrs. Sullivan and Eichsteadt waived $130,000 of certain accounts receivable due them from the Company.

            We have employment agreements with our executive officers and have granted stock options and warrants to purchase common stock to our officers and directors. These employment agreements and grants are discussed under the headings "Item 10: Executive Compensation" and

            "Item 11: Security Ownership of Certain Beneficial Owners and Management" above.

            On May 1, 2003, our subsidiary, SRC, entered into a two-year lease with T&G 16th Street Property, relating to its office and manufacturing premises located in Lauderhill, FL, at a monthly rental of $5,830. The lease contains one, one-year renewal option at the current annual rental rate. SRC's primary obligations pursuant to the lease agreement are the payment of rent and its incurred utility costs. Messrs. Sullivan and Eichsteadt are the principals of T&G 16th Street Property.

            There are no material proceedings to which any of our officers, directors or affiliates, or any associates thereof is a party adverse to our interests or do any of these individuals have a material interest adverse to the Company.

Item 13. Exhibits, List and Reports on Form 8-K.

            (a) Exhibits

            Certain of the following exhibits, as indicated parenthetically, were previously filed as exhibits to other reports or registration statements filed by the Registrant under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and are hereby incorporated by reference.

            2.1 Agreement and Plan of Merger among CNE Group, Inc., CNE General Acquisition, Inc. (a wholly-owned subsidiary of CNE Group, Inc.) and CareerEngine Network, Inc., dated as of April 7, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            2.2 Agreement and Plan of Reorganization of CNE Group, Inc., CNE Acquisition Corp. I (a wholly-owned subsidiary of CNE Group, Inc.), SRC Technologies, Inc. and others, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            2.3 Agreement and Plan of Reorganization among CNE Group, Inc., CNE Acquisition Corp. II (a wholly-owned subsidiary of CNE Group, Inc.), Econo-Comm, Inc. D/B/A Mobile Communications and the

                  Stockholders of Econo-Comm, Inc. dated as of April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            3.1 Certificate of Incorporation of CNE Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            3.2 Certificate of Amendment of the Certificate of Incorporation of CNE Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            3.3 Amended and Restated By-Laws of CNE Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            3.4 Amendment to Amended and Restated By-Laws of CNE Group, Inc. adopted on March 18, 2004

            4.1 Certificate of Designations of CNE Group, Inc., Series A Preferred Stock adopted pursuant to Section 151(g) of the Delaware General Corporation Law (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6,
                  2003).

            4.2 Certificate of Designations of CNE Group, Inc., Series B Preferred Stock adopted pursuant to Section 151(g) of the Delaware General Corporation Law (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6,
                  2003).

            4.3 Certificate of Designations of CNE Group, Inc., Series C Preferred Stock adopted pursuant to Section 151(g) of the Delaware General Corporation Law (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6,
                  2003).

            4.4 Certificate of Designations of CNE Group, Inc., Series E Preferred Stock adopted pursuant to Section 151(g) of the Delaware General Corporation Law (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6,
                  2003).

            4.5 Form of Class A Warrants to Purchase Common Stock of CNE Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            4.6 Form of Class B Warrants to Purchase Common Stock of CNE Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            4.7 Form of Class C Warrants to Purchase Common Stock of CNE Group, Inc. (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            4.8 Form of CNE Group, Inc. 10% Subordinated Note (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            4.9 Form of 8% Subordinated Note issued by CNE Group, Inc. to Gary Eichsteadt, to purchase all right, title and interest in Patent No. 6,060,979, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            4.10 Certificate of Designations of CNE Group, Inc., Series AA Preferred Stock adopted pursuant to Section 151(g) of the Delaware General Corporation Law.

            10.1 Asset Purchase Agreement between CNE Group, Inc. and Gary Eichsteadt, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6,
                  2003).

            10.2 Assignment of patent by Gary Eichsteadt to CNE Group, Inc., dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.3 Pledge Agreement made by CNE Group, Inc. and Gary Eichsteadt, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.4 Employment Agreement between CNE Group, Inc. and George W. Benoit (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.5 Employment Agreement between CNE Group, Inc. and Anthony S. Conigliaro (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.6 Employment Agreement between Connectivity, Inc. and Carol Gutowski (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.7 Employment Agreement between Econo-Comm, Inc. and Gary Eichsteadt (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.8 Employment Agreement between CNE Group, Inc. and Larry M. Reid (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.9 Employment Agreement between CNE Group, Inc. and Michael J. Gutowski (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            10.10 Employment Agreement between Econo-Comm, Inc. and Thomas L.
                  Sullivan (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

            21.0 Subsidiaries of the Registrant.

                  SRC Technologies, Inc. (Florida) and CareerEngine Network, Inc. (Delaware). SRC's subsidiaries are Connectivity, Inc. (Florida), Econo-Comm, Inc. (Florida) and U.S. Commlink, Ltd. (California). CareerEngine Network, Inc.'s subsidiaries are CareerEngine, Inc. (New York) Helmstar Funding, Inc. (Pennsylvania), Burrows, Hayes Company, Inc (New York), Shaw Realty Company, Inc. (New York), Helmstar Funding, Inc. (New
                  York), Dover, Sussex Company, Inc. (New York), Housing Capital Corporation (New York), Randel, Palmer & Co., Inc. (New York), Parker, Reld & Co., Inc. (New York), McAdam, Taylor & Co., Inc. (New York) and Ryan, Jones & Co., Inc. (New York). CareerEngine, Inc.'s wholly-owned subsidiaries are Advanced Digital Networks, Inc. (New York) and A.E. Lander Corp. (New
                  York).

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

            32.1  Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            (b) During the last quarter of the period covered by this report the Company filed a report on Form 8K on December 8, 2003 relating to a description of the Company's business and risk factors with respect thereto as set forth in Item 5 of that report.

Item 14. Principal Accountant Fees and Services

            (1) Audit Fees

            The aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements and review of our financial statements included in our quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements were $125,261 for the fiscal year ended December 31, 2003 and $85,000 for the fiscal year ended December 31, 2002.

            (2) Audit-Related Fees

            During our last two fiscal years our independent auditors did not perform any assurance and related services that were reasonably related to the performance or review of our financial statements for which we were billed except as may have been included in the fees set forth in Paragraph (1) above.

            (3) Tax Fees

            Our independent auditors did not provide us with any tax compliance, tax advice or tax planning services during our last two fiscal years and, accordingly, did not bill us for such services during these years.

            (4) All Other Fees

            During our last two fiscal years our independent auditors did not provide us with any products and did not provide us with or bill us any fees for services other than those set forth in Paragraph (1) above, except a certain record re-creation assignment amounting to approximately $31,200 in 2002 which was necessitated due to the catastrophe of September 11, 2001. The Company had maintained its offices at Suite 2112, Two World Trade Center, New York, NY.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2004.

CNE Group, Inc.


             /s/ George W. Benoit
----------------------------------------------------
   George W. Benoit, Chairman of the Board
                     and Chief Executive Officer


             /s/ Anthony S. Conigliaro
----------------------------------------------------
   Anthony S. Conigliaro, Vice President
                     and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 14th day of April, 2004.

      Signature                                      Title
      ---------                                      -----


/s/ George W. Benoit                    Chairman of the Board, President,
--------------------------              Chief Executive Officer
(George W. Benoit)


/s/ Joseph G. Anastasi                  Director
--------------------------
(Joseph G. Anastasi)


/s/ Charles W. Currie                   Director
--------------------------
(Charles W. Currie)


/s/ Michael J. Gutowski                 Director
--------------------------
(Michael J. Gutowski)


/s/ David W. Dube                       Director
--------------------------
(David W. Dube)

/s/ Carol L. Gutowski                   Director
--------------------------
(Carol L. Gutowski)


/s/ Larry M. Reid                       Director
--------------------------
(Larry M. Reid)