Form 10QSB
period 2004-03-31
CNE GROUP INC
filed 2004-05-24
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              |X| Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

                   Class                          Outstanding at April 30, 2004
                   -----                          -----------------------------

      Common stock - par value $.00001                  10,640,915 shares

                                     PART I

                              FINANCIAL INFORMATION

Item l. Financial Statements.

      The following consolidated financial statements of CNE Group, Inc. and subsidiaries (collectively referred to as the "Company," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission.

      The results of operations for the three-months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                       March 31,         December 31,
                                                                          2004               2003
                                                                      ------------       ------------
                                                                      (Unaudited)
ASSETS

Current:
   Cash and cash equivalents                                          $    193,201       $    460,832
   Accounts receivable, net of allowance for doubtful
      accounts of $58,500 in 2004 and $51,500 in 2003                      630,935            208,358
   Inventory                                                               293,282            246,719
   Other                                                                    46,490             27,840
                                                                      ------------       ------------
      Total current assets                                               1,163,908            943,749
Fixed assets, net                                                          429,570            447,579
Intellectual property rights, net                                        1,446,846          1,475,145
Goodwill                                                                 7,285,894          7,285,894
Other assets                                                                18,961             18,961
                                                                      ------------       ------------
           Total assets                                               $ 10,345,179       $ 10,171,328
                                                                      ============       ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                              $    990,594       $    940,253
   Interest payable                                                         73,428             89,950
   Short-term credit arrangements                                           50,795             45,779
   Lines of credit                                                         163,699            164,314
   Notes payable                                                            37,502            146,988
   Debenture payable                                                       100,000            100,000
                                                                      ------------       ------------
      Total current liabilities                                          1,416,018          1,487,284
Notes payable, net of current portion                                      320,680            326,045
Subordinated notes payable                                               1,891,821          1,767,000
Deferred revenue                                                            32,115             23,620
Deferred grant revenue                                                     300,000            300,000
                                                                      ------------       ------------
        Total liabilities                                                3,960,634          3,903,949
                                                                      ------------       ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Preferred stock (Notes A and E)                                                124                124
Common stock (Notes A and F)                                                   119                101
Paid-in surplus                                                         28,849,197         28,258,215
Accumulated deficit                                                    (19,591,795)       (19,117,961)
                                                                      ------------       ------------
                                                                         9,257,645          9,140,479
Less treasury stock, at cost - 1,238,656 shares in 2004 and 2003        (2,873,100)        (2,873,100)
                                                                      ------------       ------------
        Total stockholders' equity                                       6,384,545          6,267,379
                                                                      ------------       ------------
           Total liabilities and stockholders' equity                 $ 10,345,179       $ 10,171,328
                                                                      ============       ============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                Three Months
                                                                               Ended March 31,
                                                                       ------------------------------
                                                                           2004               2003
                                                                       ------------       -----------
                                                                        (Unaudited)       (Unaudited)
Revenues:
   Product sales                                                       $    631,438       $        --
   Service fee income                                                       320,135                --
   Internet related income                                                   31,369            45,039
                                                                       ------------       -----------
                                                                            982,962            45,039
   Costs of goods sold                                                      503,699                --
                                                                       ------------       -----------

      Gross profit                                                          479,263            45,039

Other expenses:
   Advertising                                                               24,720                --
   Compensation and related costs                                           368,562            90,231
   General and administrative                                               300,216            98,988
   Product development                                                        6,241                --
   Depreciation and amortization                                             47,499            11,083
                                                                       ------------       -----------
                                                                            747,238           200,302
                                                                       ------------       -----------

Loss before other income (expenses)                                        (267,975)         (155,263)

Other income (expenses):
   Amortization of debt discount                                           (124,821)               --
   Interest expense                                                         (81,182)          (87,942)
   Interest income                                                              144               282
                                                                       ------------       -----------

Loss before provision for income taxes                                     (473,834)         (242,923)

   Provision for income tax provision, net of valuation allowance                --                --
                                                                       ------------       -----------

Net loss                                                               $   (473,834)      $  (242,923)
                                                                       ============       ===========

Loss per common share - basic and diluted:                             $       (.05)      $      (.04)
                                                                       ============       ===========

Weighted average number of common
   shares outstanding - basic and diluted:                               10,057,582         5,590,944
                                                                       ============       ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                               2004            2003
                                                                             ---------       ---------
                                                                            (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                                                  $(473,834)      $(242,923)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                           47,499          11,083
        Provision for doubtful accounts                                          7,000              --
        Amortization of debt discount                                          124,821              --
        Changes in:
           Accounts receivable                                                (429,577)         70,609
           Inventory                                                           (46,563)             --
           Prepaid expenses and other assets                                   (18,650)             --
           Accrued expenses and other liabilities                               66,715          74,778
                                                                             ---------       ---------

              Net cash used in operating activities                           (722,589)        (86,453)
                                                                             ---------       ---------

Cash flows from investing activities:
   Purchase of furniture and equipment                                          (1,191)             --
                                                                             ---------       ---------

              Net cash used in investing activities                             (1,191)             --
                                                                             ---------       ---------

Cash flows from financing activities:
   Net proceeds from issuance of 1,750,000 shares of common stock              571,000              --
   Principal repayments on notes payable                                      (114,851)             --
                                                                             ---------       ---------

              Net cash provided by financing activities                        456,149              --
                                                                             ---------       ---------

Decrease in cash and cash equivalents                                         (267,631)        (86,453)
Cash and cash equivalents at beginning of period                               460,832         183,200
                                                                             ---------       ---------

Cash and cash equivalents at end of period                                   $ 193,201       $  96,747
                                                                             =========       =========

Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                             $  77,776       $      --
        Income taxes                                                         $      --       $      --

      Non-cash financing activities relating to forgiveness of interest indebtedness to an officer and an employee of the Company:
           Interest payable                                                     20,000              --
           Paid in surplus                                                     (20,000)             --

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY

Business

CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiary is SRC Technologies, Inc. ("SRC"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity"), Econo-Comm, Inc. ("ECI") (d/b/a Mobile Communications), and U.S. Commlink, Ltd. ("USCL"). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

The Company also generates revenue from its subsidiary, CareerEngine, Inc., which is engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

Going Concern

The Company has incurred substantial losses, sustained substantial operating cash outflows and has a working capital deficit at both March 31, 2004 and December 31, 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is continuously in the process of raising additional financing and has initiated a cost reduction strategy. At March 31, 2004, management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by
(i) the acquisitions of SRC and ECI and (ii) cost reduction strategies initiated in January 2004. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2004 and 2003 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

American Stock Exchange Listing

On January 2, 2004, the Company received a notice dated December 31, 2003 from the American Stock Exchange Staff indicating that the Company had demonstrated compliance with the requirements necessary for continued listing on the American Stock Exchange.

As is the case for all listed issuers, the Company's continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004, the Company will be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed company that has regained compliance.

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

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements



NOTE A - THE COMPANY (CONTINUED)

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

      SRC

      On April 23, 2003, the Company issued to Mr. and Mrs. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and an equal number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance. See Note E.

      The Company issued to the other former common stockholders of SRC, including Mr. Reid, an aggregate of 899,971 shares of its Common Stock, 1,697,966 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable and are not detachable from the Series A Preferred Stock prior to 66 months after their issuance. See Note E.

      The Company issued an aggregate of 4,400 shares of its Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock. See Note E.

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

      ECI

      Also, on April 23, 2003, the Company issued to Gary L. Eichsteadt and Thomas L. Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and an equal number of Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance (see Note E). In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. The notes are currently secured by a certain Pledge Agreement - see Note D. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, the Company transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, the Company transferred its rights to the ECI Patent to SRC.

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

Private Financings

On April 23, 2003, the Company also completed a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was to the officers of the Company, and 4,165,800 ten year cashless Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The aggregate number of shares for which the Warrants may be exercised must equal 15% of the Company's outstanding Common Stock on a fully-diluted basis. These Warrants are anti-

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase an additional 4% of the Company's then outstanding common stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

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

      1. On September 17, 2003, the Company sold 1,250,000 shares of its Common Stock at $0.40 per share to an existing noteholder and stockholder of the Company.

      2. On January 21, 2004, a secured factoring arrangement with an individual, which amounted to $300,000 at December 31, 2003, was restructured into a $300,000 unsecured Note Payable due February 10, 2005. The individual was also issued Class BB Warrants to purchase 150,000 shares of the Company's common stock at $0.50 per share.

      3. On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $571,000. The Company is using the funds obtained from this financing primarily for working capital purposes.

The Company is using the funds obtained from these financings primarily for working capital purposes as well as to pay certain ECI notes payable. The aforementioned financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

Catastrophe on September 11, 2001

On September 11, 2001 the Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of the Company's employees. However, with the complete destruction of the building, all of the Company's leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, the Company's management had been preoccupied with the relocation and reestablishment of its businesses, assessing and processing of insurance claims with the assistance of a risk manager with its insurers, and seeking sources of financing. In 2002, the Company received insurance proceeds, based on

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

replacement costs, in amounts that have exceeded the net carrying value of the destroyed assets. The Company also had insurance coverage for other than assets destroyed. In 2003, all outstanding insurance claims relating to the catastrophe were settled.

In addition, the Company applied for government assistance grants related to the catastrophe. In 2002 and 2003, the Company received grants aggregating $300,000 ($291,827 at March 31, 2003). The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, repay such grants if the above condition is not satisfied.

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

[4] Cash and cash equivalents:

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2004, cash equivalents amounting to

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      $51,492 consisted of $9,934 in an interest bearing savings account and a $41,558 certificate of deposit with a bank. At December 31, 2003 there were no cash equivalents.

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

[6] Concentration of Credit Risk:

      Financial instruments that subject the Company to risk of loss consist principally of accounts receivable and deposits with financial institutions. The Company grants credit terms to customers in the normal course of doing business. Credit risk with respect to trade receivables is considered minimal due to the Company's diverse customer base throughout the United States and strict enforcement of its credit policies. The Company generally does not require security deposits or other collateral to support credit sales. The consolidated financial statements have been adjusted for anticipated losses thereon. Deposits held with banks may exceed the amount of insurance provided on such deposits.

      The Company's sales are made primarily to customers throughout the United States. Non-U.S. customers are required to pay in U.S. Dollars when the order is placed. There were no sales to non-U.S. customers for the three-month periods ended March 31, 2004 and 2003. During the three-month periods ended March 31, 2004 and 2003, no single customer or group of related customers accounted for ten percent (10%) or more of the Company's sales, and credit losses were not significant.

[7] Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                            March 31,     December 31,
                                              2004            2003
                                            --------        --------

            Raw materials                   $277,182        $158,347
            Work in progress                   8,600           3,089
            Finished goods                     7,500          85,283
                                            --------        --------
                     Total                  $293,282        $246,719
                                            ========        ========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8] Income (loss) per share:

      Basic and diluted earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three-month period ended March 31, 2004 and 2003, respectively. Common stock equivalents to purchase common stock of the Company that were outstanding at March 31, 2004 and March 31, 2003 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

[9] Financial instruments:

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

[10] Stock-based compensation:

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

      At March 31, 2004 and December 31, 2003, the Company had a stock-based employee compensation plan - the 2003 Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these plans rescinded all of their interests.

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                                                              Three Month Period
                                                                                Ended March 31,
                                                                          ---------------------------
                                                                              2004            2003
                                                                          -----------     -----------
            Net loss, as reported                                         $  (473,834)    $  (242,923)
            Less, Total stock-based employee compensation expense
            determined under fair value-based method for all awards,
            net of related tax effects
                                                                             (168,280)             --
                                                                          -----------     -----------

            Pro forma net loss                                            $  (642,114)    $  (242,923)
                                                                          ===========     ===========

            Net loss per share - basic and diluted:
                 As reported                                              $     (0.05)    $     (0.04)
                                                                          ===========     ===========
                 Pro forma                                                $     (0.06)    $     (0.04)
                                                                          ===========     ===========

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000),
      November 21, 2003 (100,000) and January 21, 2004 (295,500), non-qualified stock options to purchase an aggregate 1,050,500 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of the Company. The Company recorded a charge of $-0- in general and administrative expense, relating to the 1,050,000 non-qualified stock options that were vested at March 31, 2004, on its Statement of Operations for the three-month period then ended. No options granted have been exercised.

[11] Use of estimates:

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

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[12] Advertising costs:

      Advertising costs, which amounted to $24,720 and $0 for the three-month periods ended March 31, 2004 and 2003, respectively, are expensed as incurred.

[13] Warranty Expense:

      The Company generally warrants its products against defects for a period of one to three years. A provision for estimated future costs relating to warranties is recorded when products are shipped and revenue recognized. At March 31, 2004 and December 31, 2003, estimated future costs relating to warranties were $34,602 and $40,260, respectively.

[14] Impairment of long-lived assets:

      Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the three-month period ended March 31, 2004 and the year ended December 31, 2003.

[15] Intellectual Property Rights and Goodwill:

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Intellectual Property Rights acquired by the Company in the ECI business combination in April 2003 (see Note A) are being amortized on a straight-line basis over the shorter of the remaining lives of the patents when acquired or their estimated useful remaining lives, generally eleven to fourteen years. No goodwill impairment charge has been recorded in 2004 or 2003 in accordance with SFAS No. 142.

[16] Startup Activities

      Costs associated with the organization and start-up activities of the Company are expensed as incurred.

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[17] Recent accounting pronouncements:

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has had no effect on the Company's financial position or results of operations.

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

NOTE C - CONVERSION OF DEBENTURES PAYABLE

In August and September 2003, holders of 95.83333% of $2,400,000 principal amount of the debentures payable issued by a subsidiary of the Company elected to (i) convert the outstanding principal balance of their debentures amounting to $2,300,000 into 1,150,000 shares of the Company's Common Stock, (ii) cancel 575,000 of the related 600,000 outstanding B Warrants of the subsidiary of the Company (the related Class A Warrants of the subsidiary of the Company expired on March 31, 2003), and (iii) waive all accrued and unpaid interest relating thereto ($345,000), in consideration for the issuance of the Company's five-year common stock Class F Warrants to purchase 1,150,000 shares of the Company's

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE C - CONVERSION OF DEBENTURES PAYABLE (CONTINUED)

Common Stock at $3.00 per share. One-half of these warrants (575,000) were exercisable upon issuance with the balance exercisable commencing January 1, 2004. In addition, unamortized debt discount of $29,768 on the debentures was recognized as interest expense in 2002. The Company also recognized as expense the unamortized deferred financing costs associated with the debentures of $320,350 in 2002. The subsidiary of the Company also granted the placement agent a warrant exercisable through June 2005 to purchase five units at $60,000 per unit. If the warrant for all five units is exercised, the purchaser shall effectively receive 125,000 shares of the Company's common stock and the right to purchase an additional 62,500 common shares at $6.00 per share - see Note G. At March 31, 2004 and December 31, 2003 the outstanding principal balance of a debenture payable of a subsidiary of the Company was $100,000.

NOTE D - SUBORDINATED NOTES PAYABLE

The Company has the following subordinated notes payable at March 31, 2004 and December 31, 2003:

10% Subordinated Notes due April 30, 2005

On April 23, 2003, the Company issued $1,000,000 in principal amount of its 10% Subordinated Notes originally due April 30, 2004 to investors for a 15% non-dilutive interest in the Company in the form of 4,165,800 cashless warrants, each to purchase one share of Common Stock at $0.50 per share. The Company has the option to extend the maturity date of the notes to April 30, 2005 in consideration for issuing the noteholders an additional 4% non-dilutive interest in the Company (see below). The notes also require the Company to prepay them in an amount equal to 100% of any net financing proceeds obtained by the Company after the issuance of the notes. The noteholders waived this provision to the extent of $2,000,000 through April 15, 2004, of which $1,200,000 has been raised. The investors included two officers of the Company. Interest is payable, in arrears, calendar quarterly. The Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the initial one-year term of the Notes.

On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company's common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company's common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full. At March 31, 2004 and December 31, 2003 the 10% subordinated notes had an outstanding principal balance of $891,821 and $767,000, respectively.

8% Subordinated Notes due April 30, 2008

On April 23, 2003, the Company issued $2,000,000 of its 8% subordinated notes due April 30, 2008 to three officers and an employee of the Company. Interest is payable quarterly on a calendar year basis. The notes are secured by the all of the issued and outstanding common stock of SRC and ECI, which represents substantially all of the assets of the Company, pursuant to a certain Pledge Agreement, which shall terminate upon repayment or other satisfaction of a certain subsidiary's indebtedness (see Note I)

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE D - SUBORDINATED NOTES PAYABLE (CONTINUED)

that initially amounted to $2,400,000. At March 31, 2004 and December 31, 2003, $2,300,000 of this indebtedness had been converted into Common Stock of the Company as discussed in Note C.

On August 31, 2003, two holders who are officers of the Company, converted $1,000,000 of the Company's 8% Subordinated Notes into 1,000,000 shares of the Company's Series AA Preferred Stock, par value $.00001 per share. The Series AA Preferred Stock has a liquidating preference to all other equity securities of the Company. It also has an 8% cumulative dividend, payable in common stock or cash. At March 31, 2004 and December 31, 2003 the 8% subordinated notes had an outstanding principal balance of $1,000,000.

NOTE E - PREFERRED STOCK

Preferred Stock consisted of the following at March 31, 2004 and December 31, 2003:

      Par value per share                                       $  0.00001
                                                                ==========
      Authorized number of shares                               25,000,000
                                                                ==========
      Issued and outstanding number of shares:
         Series AA                                               1,000,000
         Series A                                                1,697,966
         Series B                                                    4,400
         Series C                                                9,735,875
                                                                ----------
               Total                                            12,438,241
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

NOTE F - COMMON STOCK

Common Stock consists of the following:

                                                  March 31,       December 31,
                                                    2004               2003
                                                 -----------      ------------

      Par value per share                        $   0.00001       $   0.00001
                                                 ===========       ===========
      Authorized number of shares                 40,000,000        40,000,000
                                                 ===========       ===========
      Issued number of shares                     11,879,571        10,129,571
         Less, Treasury shares                    (1,238,656)       (1,238,656)
                                                 -----------       -----------
      Issued and outstanding number of shares     10,640,915         8,890,915
                                                 ===========       ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE G - WARRANTS

At March 31, 2004 outstanding warrants to acquire common stock consisted of:

                                                                                       March 31,        December 31,
                                                                                          2004              2003
        Type of                                                     Exercise           ---------        ------------
        Warrant         Exercise Date          Expiration Date        Price               Shares of Common Stock
        -------         -------------          ---------------      --------           -----------------------------
        Class A        October 22, 2008         April 22, 2013        $1.00            1,697,966         1,697,966
        Class B         April 23, 2003          April 30, 2013        $0.50                   --         4,904,800
        Class B         April 23, 2003          April 30, 2013        $0.40            5,245,200                --
        Class B         March 12, 2004          April 30, 2013        $0.50            1,708,900                --
       Class BB          May 10, 2003            May 10, 2006         $0.50               20,000            20,000
       Class BB         June 10, 2003           June 10, 2006         $0.50               20,000            20,000
       Class BB         July 10, 2003           July 10, 2006         $0.50               20,000            20,000
       Class BB        August 10, 2003         August 10, 2006        $0.50               20,000            20,000
       Class BB       September 10, 2003      September 10, 2006      $0.50               20,000            20,000
       Class BB        October 10, 2003        October 10, 2006       $0.50               20,000            20,000
       Class BB         June 10, 2003           June 10, 2006         $2.50               10,000            10,000
       Class BB         July 10, 2003           July 10, 2006         $3.00               10,000            10,000
       Class BB        August 10, 2003         August 10, 2006        $4.00               10,000            10,000
       Class BB       September 10, 2003      September 10, 2006      $4.50               10,000            10,000
       Class BB        October 10, 2003        October 10, 2006       $5.00               10,000            10,000
       Class BB        January 21, 2004        February 4, 2009       $0.50              150,000                --
       Class BB       February 10, 2004       February 10, 2014       $1.00              350,000                --
        Class C        October 22, 2008         April 22, 2013        $1.00            9,735,875         9,735,875
        Class F        January 1, 2004        December 31, 2009       $3.00            1,150,000         1,150,000
      Class B(1)          Immediate             March 31, 2005        $6.00               25,000            25,000
      Class B(1)          Immediate             June 28, 2005         $6.00               62,500            62,500
                                                                                      ----------        ----------
                                                                                      20,295,441        17,746,141
                                                                                      ==========        ==========

(1) Class B warrants and Units of a subsidiary of the Company are exercisable for the Company's common shares (see Note C: Conversion of Debentures Payable).

(2) A subsidiary of the Company has issued debentures, which if converted, and units, which if exercised, would entitle the holders thereof to 175, 000 shares of the Common Stock of the Company.

NOTE H - CAPITAL CONTRIBUTIONS

On January 21, 2004, (retroactive to December 31, 2003) certain officers, directors and stockholder of the Company waived certain amounts due to them as follows:

      Compensation and certain reimbursable expenses              $ 66,246
      Interest on promissory notes                                  13,334
      Accounts receivable due stockholders                         130,000
                                                                  --------
         Total                                                    $209,580
                                                                  ========

These aforementioned amounts were reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2003.

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE H - CAPITAL CONTRIBUTIONS (CONTINUED)

In addition, on January 21, 2004 an officer and an employee of the Company waived the interest on the Company's 8% Subordinated Note Payable for the period January 1, 2004 thought December 31, 2004 amounting to $20,000 per calendar quarter. The aforementioned amount has been reflected in the financial statements as a contribution to the capital of the Company during the three-month period ended March 31, 2004.

NOTE I - SETTLEMENT OF TAX ASSESSMENT PAYABLE OF A SUBSIDIARY OF THE COMPANY

On July 16, 2003, the IRS accepted an "Offer in Compromise," submitted in April 2003, by a subsidiary of the Company to settle its Tax Assessment Payable amounting to approximately $946,000, including interest, at June 30, 2003. The accepted Offer in Compromise provided for payment of $50,000 cash on or before October 14, 2003. The $50,000 cash was paid in July and September 2003. The Company recognized a gain on settlement in the amount of $895,622 relating to this transaction during the year ended December 31, 2003.

NOTE J - ACQUISITIONS AND RELATED UNAUDITED PRO FORMA FINANCIAL INFORMATION

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

The Company's consolidated financial statements include the results of operations of SRC from its respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2003 for the three-month period ended March 31, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003.

                                                          Three Months Ended
                                                            March 31, 2003
                                                            --------------
                                                               Unaudited

      Revenues                                                $   794,399
      Expenses                                                  1,565,223
                                                              -----------
        Net loss                                              $  (770,824)
                                                              ===========

      Loss from continuing operations per share:
        Basic and diluted                                     $     (0.14)
                                                              ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE K - STOCK OPTION PLANS

At March 31, 2004, the Company had a stock-based employee compensation plan - the 2003 Stock Incentive Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

2003 Stock Incentive Plan

On April 30, 2003, the Board of Directors of the Company approved the 2003 Stock Incentive Plan, which provided, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of the Company's common stock. On November 4, 2003, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of shares of Common Stock for which the incentive and non-qualified stock options may be granted from 3,500,00 to 5,000,000. The purpose of the 2003 Stock Incentive Plan, as amended, ("2003 Stock Incentive Plan") is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Stock Incentive Plan, as amended, was ratified by a majority of the stockholders of the Company on December 18, 2003. On April 16,2004, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of shares of Common Stock for which the incentive and non-qualified stock options may be granted from 5,000,00 to 10,000,000. The Company is seeking to obtain stockholder ratification for this amendment at its annual stockholders meeting scheduled to be held on June 18, 2004. The Plan is administered by the Incentive Compensation Committee of the Board.

On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000), November 21, 2003 (100,000) and January 21, 2004 (295,500),
non-qualified stock options to purchase an aggregate 1,050,500 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of the Company. No options granted have been exercised.

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE K - STOCK OPTION PLANS (CONTINUED)

Stock option activity, for the three-month period ended March 31, 2004, under the 2003 Stock Incentive Plan is summarized as follows:

                                          Three-Month Period Ended March 31, 2004
                                       ---------------------------------------------
                                       Incentive    Non-Qualified   Weighted Average
                                         Shares         Shares       Exercise Price
                                       ---------    -------------   ----------------
      Options outstanding at
         December 31, 2003             2,937,500        755,000        $    1.14
      Options granted                    601,000        295,500        $    0.50
      Options cancelled                       --             --
                                       ---------      ---------
      Options outstanding
         at March 31, 2004             3,538,500      1,050,500        $    1.02
                                       =========      =========
      Options available
         at March 31, 2004               411,000                       $    1.04
                                       =========

The following table presents information relating to stock options outstanding at March 31, 2004 relating to the 2003 Incentive Stock Plan:

                     Options Outstanding                            Options Available
            ---------------------------------------     ---------------------------------------
                                                         Weighted
              Range                        Weighted      Average                       Weighted
               of                           Average     Remaining                       Average
            Exercise                       Exercise      Life in                       Exercise
              Price           Shares         Price        Years         Shares           Price
            --------          ------       --------     ---------       ------         --------
          $0.15 - $3.00     4,589,000       $ 1.02         8.68         411,000         $ 1.04

NOTE L - BREACH OF SELLERS' ACQUISITION REPRESENTATIONS

As set forth in Note A above, in April 2003, the Company acquired all the outstanding stock of ECI. Pursuant to the related acquisition agreements the sellers represented to the Company that certain real estate and related encumbrances were removed from ECI prior to the closing of the transaction. On or about May 6, 2004, the Company was informed that the real estate and related encumbrances remained in the name of ECI, contrary to such representations. The sellers who, respectively, are currently an officer and an employee of the Company, are responsible for any adverse consequences the Company may suffer as a result their breach of such representation, including any related expenses associated with its correction.

The Company is currently rectifying this matter expeditiously and expects to complete the removal of the real estate and related encumbrances by the end of June 2004. Based on a review of an independent appraisal of the real estate performed in May 2004, the Company believes that the valuation of the real estate exceeds the outstanding principal balance of the related mortgages. In addition, the rent from related leases exceeds the property's related expenses and debt service payments on the related mortgages.

As appropriate, the financial statements of the Company do not reflect the ownership of the real estate and the related encumbrances. In addition, the financial statements do not reflect the activities related to such real estate including income from rents or property and mortgage related expenses.

See Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      General

      CNE Group, Inc. (the "Company," "CNE" or "we") is a holding company whose primary operating subsidiary is SRC. SRC, also a holding company, is the parent of Connectivity, ECI, and US Commlink. These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government agencies as well as other vertical markets located throughout the United States. In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue, and is not significant to the operations of the Company.

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

            SRC

      On April 23, 2003, we issued to Michael J. and Carol L. Gutowski, the former principal common stockholders of SRC and each currently a director and an executive officer of the Company, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable or detachable from the Series C Preferred Stock prior to 66 months after their issuance.

      We issued to the other former common stockholders of SRC, including Larry
      M. Reid, currently one of the Company's directors and executive officers, an aggregate of 899,971 shares of its Common Stock, 1,697,966 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class A Warrants are not exercisable or detachable from the Series A Preferred Stock prior to 66 months after their issuance.

      We issued an aggregate of 4,400 shares of our Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock.

            ECI

      On April 23, 2003, the Company issued to Thomas Sullivan and Gary Eichsteadt, the former stockholders of ECI and currently, respectively, an executive officer and employee of the Company, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. The notes are currently secured by a certain Pledge Agreement - see Note D. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, we transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, we transferred our title to the ECI Patent to SRC.

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

      Catastrophe of September 11, 2001

      Our headquarters were located at Suite 2112 of Two World Trade Center in New York City. The catastrophe of September 11, 2001 involved no injury to any of our employees. However, with the complete destruction of the building, all of our leasehold improvements, furniture and fixtures, and office and computer equipment located at this site were also destroyed. Since the attack through the date of the acquisitions and financing set forth above, our management had been preoccupied with the relocation and reestablishment of our businesses, assessing and processing of insurance claims with the assistance of a risk manager with our insurers, and seeking sources of financing. The Company received insurance proceeds in amounts that have exceeded the net carrying value of the destroyed assets. We also had insurance coverage for other than assets destroyed. In 2003, we received all outstanding insurance claims relating to the catastrophe.

      In addition, we applied for governmental assistance grants related to the catastrophe. In 2002 and 2003 we received grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if we were to relocate a substantial portion our operations outside of New York City before May 1, 2005. Until such time as this restriction no longer applies, we will classify the grants will as a liability of the Company. We will remove the liability and record grant income on our financial statements when these restrictions lapse or are satisfied or, alternatively, repay such grants if the above condition is not satisfied.

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

            Revenue Recognition

      We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, the service is performed or products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured.

            Allowance for Doubtful Accounts

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

      At March 31, 2004, our allowance for doubtful accounts was $58,500 or 8.49% of gross receivables, compared to $51,500 or 19.8% of gross receivables as of December 31, 2003. The decrease in the reserve as a percentage of gross receivable from prior period is the result of a significant increase in accounts receivable and a significant decrease in the need for an allowance for doubtful accounts.

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

            Valuation of Goodwill, Purchased Intangible Assets and Long-Lived Assets

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

      Recent Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has had no effect on the Company's financial position or results of operations.

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

A. Results of Operations: Three-Month Period Ended March 31, 2004 Compared to the Three-Month Period Ended March 31, 2003

      Revenues

      Total revenues increased to $982,962 for the three-month period ended March 31, 2004 from $45,039 for the three-month period ended March 31, 2003 due to the acquisition of SRC and its subsidiaries in April 2003.

      Product sales income increased to $631,438 for the three-month period ended March 31, 2004 from nil for the three-month period ended March 31, 2003 due to the acquired operations of SRC and its subsidiaries in April 2003.

      Service fee income increased to $320,135 for the three-month period ended March 31, 2004 from nil for the three-month period ended March 31, 2003 due to the acquired operations of SRC and its subsidiaries in April 2003.

      Internet related income decreased to $31,369 for the three-month period ended March 31, 2004 from $45,039 for the three-month period ended March 31, 2003 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline due to our relatively small size in the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $503,699 for the three-month period ended March 31, 2004 from nil for the three-month period ended March 31, 2003 due to the acquired operations of SRC and its subsidiaries in April 2003.

      Other Expenses

      Total other expenses increased to $747,238 for the three-month period ended March 31, 2004 from $200,302 for the three-month period ended March 31, 2003 due to the acquired operations, in April 2003, of SRC and its subsidiaries.

      Selling expenses increased to $24,720 for the three-month period ended March 31, 2004 from nil for the three-month period ended March 31, 2003 due to the acquired operations, in April 2003, of SRC and its subsidiaries.

      Compensation and related costs increased to $368,562 for the three-month period ended March 31, 2004 from $90,231 for the three-month period ended March 31, 2003 due to the acquired operations and related increase in personnel, in April 2003, of SRC and its subsidiaries.

      General and administrative expenses increased to $300,216 for the three-month period ended March 31, 2004 from $98,988 for the three-month period ended March 31, 2003 due to the costs associated with the acquisition and related operations of SRC and its subsidiaries, and the professional fees associated the significantly increased operations of the Company.

      Depreciation and amortization expenses increased to $47,499 for the three-month period ended March 31, 2004 from $11,083 for the three-month period ended March 31, 2003, due to the net effect of the depreciation and amortization expense relating to the relatively long-life fixed assets and intellectual property rights associated with the acquisition of SRC and its subsidiaries in the three-month period ended March 31, 2004, and the depreciation of certain short-life assets of the Company that remained in the three-month period ended March 31, 2003.

      Other Items

      Amortization of debt discount increased to $124,821 for the three-month period ended March 31, 2004 from nil for the three-month period ended March 31, 2003 due to the commencement, in May 2003, of amortization of the debt discount ($699,000) related to the newly issued 10% subordinated notes.

      Interest expense decreased to $81,182 for the three-month period ended March 31, 2004 from $87,942 for the three-month period ended March 31, 2003 due primarily to the net effect of the issuance of the Company's 10% and 8% subordinated notes in April 2003 and the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable in July and August 2003.

      Operating Loss

      On a pre-tax basis, we had a net loss before income taxes of $473,834 for the three-month period ended March 31, 2004 compared with a net loss before income taxes of $242,923 for the three-month period ended March 31, 2003.

      Our net loss for the three-month period ended March 31, 2004 was $473,834 compared with a net loss of $242,923 for the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004, net loss per common share, basic and diluted, was $0.05 per share. For the three-month period ended

      March 31, 2003, net loss per common share, basic and diluted, was $0.04 per share.

B.    Liquidity and Capital Resources

      The Company has incurred substantial losses, sustained substantial cash outflows from operating activities and had a working capital deficit at March 31, 2004 and December 31, 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations, financial obligations as they become due, and ultimately to achieve profitable operations. The Company is continuously in the process of raising additional financing and has initiated a cost reduction strategy. At March 31, 2004 and December 31, 2003, management believed that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisitions of SRC and ECI, (ii) cost reduction strategies initiated in January 2004, and
      (iii) additional equity and debt financing activities in addition to those set forth in the financial statements. On January 2, 2004, the Company received a notice dated December 31, 2003 from the American Stock Exchange indicating that the Company had demonstrated compliance with the requirement for continued listing on the Exchange. As is the case for all listed issuers, the Company's continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004, the Company will be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed company that has regained compliance. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow.

      Off-Balance Sheet Arrangements

      At March 31, 2004 and December 31, 2003, the Company had no off-balance sheet arrangements.

      Operating Activities

      We utilized $722,589 of cash in operating activities during the three-month period ended March 31, 2004. We had a net loss of $473,834 during this period, which included an aggregate of $179,320 of non-cash items, including depreciation and amortization, amortization of debt discount and allowance for doubtful accounts. In addition to the impact of non-cash items, our operating activities for the three-month period ended March 31, 2004 also reflected an increase in accounts receivable, inventory, prepaid expenses and other assets, and accrued expenses and other liabilities. Our significant increase in accounts receivable is principally due to the completion of our contract with the Nevada Department of Transportation.

      We utilized $86,453 of cash in operating activities during the three-month period ended March 31, 2003. We had a net loss of $242,923 during this period which included depreciation, a non-cash item, amounting to $11,083. In addition to the impact of non-cash items, our operating activities for the three-month period ended March 31, 2003 also reflected an decrease in accounts receivable, and an increase accrued expenses and other liabilities.

      On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 (net cash proceeds of $571,000) in February 2004 from the sale of our common stock (see "Financing Activities" below), and restructured certain short-term credit arrangements into a $300,000 Note payable due in February 2005 (see Note A to our Consolidated Financial Statements).

      Financing Activities

      On April 23, 2003, we issued $1,000,000 in principal amount of our 10% Subordinated Notes due April 30, 2004 to investors for a 15% non-dilutive interest in the Company in the form of 4,165,800 cashless Class B Warrants, each to purchase one share of Common Stock at $0.50 per share. We had the option to extend the maturity date of the notes to April 30, 2005 in consideration for issuing the noteholders an additional 4% non-dilutive interest in the Company. The notes also require prepayment in an amount equal to 100% of any net financing proceeds obtained by us after the issuance of the notes. The noteholders waived this provision to the extent of $2,000,000 through April 15, 2004, of which $1,200,000 was raised. The investors included two of our officers. Interest is payable, in arrears, calendar quarterly. We valued the Warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the initial one-year term of the Notes.

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

      On February 10, 2004, the Company sold 1,750,000 shares of our common stock at $0.40 per share in consideration of $700,000 cash (net cash proceeds of $571,000).

      We are using the funds obtained from these financings to pay certain ECI notes payable and for working capital. The financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      We did not have any material commitments for capital expenditures as of March 31, 2004.

C.    Inflation

      Due to the nature of our business, inflation does not significantly impact the Company's operations.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

      The Company is a party to various vendor related litigations. Based on the opinion of management and legal counsel, the Company has accrued a liability of approximately $100,000.

Item 5. Other Information.

      On April 28, 2004, the Company's Board of Directors approved the Company's Code of Business Conduct and Ethics for the Directors, Officers and Employees of CNE Group, Inc. (the "Code"). The Company has posted the Code on its corporate website: www.cnegroupinc.com.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

            31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

            31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

            32.1  Certification of the Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Certification of the Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  A statement regarding the computation of per share earnings is omitted because the computation is described in Note B of the Notes to Consolidated Financial Statements (Unaudited) in this Form 10-QSB.

      (b)   Reports on Form 8-K:

            The Company filed a report on Form 8-K on February 10, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CNE GROUP, INC.


                                        /s/ George W. Benoit
                                      -----------------------------------------
Date: May 24, 2004                    George W. Benoit, Chairman of the Board
                                      of Directors, and Chief Executive
                                      Officer


                                        /s/ Anthony S. Conigliaro
                                      -----------------------------------------
Date: May 24, 2004                    Anthony S. Conigliaro, Vice President and
                                      Chief Financial Officer