Form 10QSB
period 2004-06-30
CNE GROUP INC
filed 2004-08-23
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

            |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

                             Yes |X|  No |_|

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                         Outstanding at July 31, 2004
                     -----                         ----------------------------

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

            The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                             June 30,         December 31,
                                                               2004               2003
                                                           ------------       ------------
                                                           (Unaudited)
ASSETS

Current:
   Cash and cash equivalents                               $     51,592       $    460,832
   Accounts receivable, net of allowance for doubtful
      accounts of $64,707 in 2004 and $51,500 in 2003           280,165            208,358
   Inventory                                                    315,132            246,719
   Other                                                         10,459             27,840
                                                           ------------       ------------
      Total current assets                                      657,348            943,749
Fixed assets, net                                               438,585            447,579
Intellectual property rights, net                             1,418,547          1,475,145
Goodwill                                                      7,285,894          7,285,894
Other assets                                                     18,961             18,961
                                                           ------------       ------------
         Total assets                                      $  9,819,335       $ 10,171,328
                                                           ============       ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                   $  1,235,381       $  1,030,203
   Short-term credit arrangements                                68,504            210,093
   Notes payable                                                190,422            146,988
   Debenture payable                                            100,000            100,000
                                                           ------------       ------------
      Total current liabilities                               1,594,307          1,487,284
Notes payable, net of current portion                           331,921            326,045
Subordinated notes payable                                      916,784          1,767,000
Deferred revenue                                                 22,610             23,620
Deferred grant revenue                                          300,000            300,000
                                                           ------------       ------------
         Total liabilities                                    3,165,622          3,903,949
                                                           ------------       ------------

Commitments and contingencies (Note 1)

STOCKHOLDERS' EQUITY

Preferred stock (Note D)                                            134                124
Common stock (Note E)                                               119                101
Paid-in surplus                                              29,869,187         28,258,215
Accumulated deficit                                         (20,342,627)       (19,117,961)
                                                           ------------       ------------
                                                              9,526,813          9,140,479
Less treasury stock, at cost - 1,238,656 shares              (2,873,100)        (2,873,100)
                                                           ------------       ------------
        Total stockholders' equity                            6,653,713          6,267,379
                                                           ------------       ------------
           Total liabilities and stockholders' equity      $  9,819,335       $ 10,171,328
                                                           ============       ============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                           Three Months                         Six Months
                                                          Ended June 30,                      Ended June 30,
                                                 ------------------------------       ------------------------------
                                                     2004               2003              2004               2003
                                                 ------------       -----------       ------------       -----------
                                                  (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
Revenues:
   Product sales                                 $    261,962       $   356,093       $    893,400       $   356,093
   Service fee income                                 262,518           168,519            582,653           168,519
   Internet related income                             25,838            34,819             57,207            79,858
                                                 ------------       -----------       ------------       -----------
                                                      550,318           559,431          1,533,260           604,470
   Cost of goods sold                                 281,616           278,353            785,315           278,353
                                                 ------------       -----------       ------------       -----------

      Gross profit                                    268,702           281,078            747,945           326,117
                                                 ------------       -----------       ------------       -----------
Other expenses:
   Advertising                                         12,208            17,091             36,928            17,091
   Compensation and related costs                     453,030           313,704            821,592           403,935
   General and administrative                         363,083           340,419            663,299           438,021
   Product development                                 31,368                --             37,609                --
   Depreciation and amortization                       48,857            11,083             96,356            23,270
                                                 ------------       -----------       ------------       -----------
                                                      908,546           682,297          1,655,784           882,317
                                                 ------------       -----------       ------------       -----------

Loss before other income (expenses)                  (639,844)         (401,219)          (907,839)         (556,200)

Other income (expenses):
   Amortization of debt discount                      (24,963)         (116,500)          (149,784)         (116,500)
   Interest expense                                   (86,460)         (148,901)          (167,342)         (236,843)
   Interest income                                        155                --                299                --
                                                 ------------       -----------       ------------       -----------

Loss before provision for income taxes               (751,112)         (666,620)        (1,224,666)         (909,543)

   Provision for income taxes                              --                --                 --                --
                                                 ------------       -----------       ------------       -----------

Net loss                                         $   (751,112)      $  (666,620)      $ (1,224,666)      $  (909,543)
                                                 ============       ===========       ============       ===========

Loss per common share - basic and diluted:       $       (.07)      $      (.10)      $       (.12)      $      (.15)
                                                 ============       ===========       ============       ===========

Weighted average number of common
   shares outstanding  - basic and diluted:        10,640,915         6,490,920         10,349,248         6,040,932
                                                 ============       ===========       ============       ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Six Months Ended June 30,
                                                                                    -----------------------------
                                                                                       2004              2003
                                                                                    -----------       -----------
                                                                                    (Unaudited)        (Unaudited)
Cash flows from operating activities:
   Net loss                                                                         $(1,224,666)      $  (909,543)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    96,356            23,270
        Provision for doubtful accounts                                                  13,207
        Issuance of common stock for services                                                --            81,250
        Amortization of debt discount                                                   149,784           116,500
        Changes in:
           Accounts receivable                                                          (85,014)           42,727
           Inventory                                                                    (68,413)            8,600
           Prepaid expenses and other assets                                             17,381           (10,584)
           Accounts payable, accrued expenses and other liabilities                     247,404             8,642
                                                                                    -----------       -----------

              Net cash used in operating activities                                    (853,961)         (639,138)
                                                                                    -----------       -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                                                  (30,764)          (17,013)
                                                                                    -----------       -----------

              Net cash used in investing activities                                     (30,764)          (17,013)
                                                                                    -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of 10% subordinated notes payable                                  --         1,000,000
   Net proceeds from issuance of 1,750,000 shares of common stock                       571,000                --
   Proceeds from issuance of 10% notes payable - other                                  150,000                --
   Principal repayments on notes payable - other                                       (245,515)         (110,000)
   Payment of accounts receivable due Sellers of Econo-Comm, Inc.                            --          (100,000)
                                                                                    -----------       -----------

              Net cash provided by financing activities                                 475,485           790,000
                                                                                    -----------       -----------

Increase (decrease) in cash and cash equivalents                                       (409,240)          133,849
Cash and cash equivalents at beginning of period                                        460,832           183,200
                                                                                    -----------       -----------

Cash and cash equivalents at end of period                                          $    51,592       $   317,049
                                                                                    ===========       ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

                                                                                                     Six Months Ended June 30,
                                                                                                  -----------------------------
                                                                                                     2004               2003
                                                                                                  -----------       -----------
                                                                                                  (Unaudited)       (Unaudited)
Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                                                  $   137,861       $    12,615
        Income taxes                                                                              $        --       $        --

      Non-cash investing and financing activities relating to the acquisition of subsidiaries and certain intellectual property rights, conversion of debt to preferred stock, and forgiveness of interest indebtedness to an officer and an employee of the Company:
           Accounts receivable                                                                                      $   102,048
           Inventory                                                                                                    236,959
           Intellectual property rights                                                                               1,550,609
           Intangibles                                                                                                7,285,894
           Other assets                                                                                                 518,586
           Accrued expenses and other liabilities                                                                    (1,622,015)
           Interest payable                                                                       $    40,000
           8% notes payable                                                                         1,000,000        (2,000,000)
           Issuance of preferred stock, at par                                                            (10)             (119)
           Issuance of common stock, at par                                                                                  (9)
           Paid in surplus                                                                         (1,039,990)       (6,048,075)

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

Going Concern

The Company has incurred substantial losses, sustained substantial operating cash outflows and has a working capital deficit at both June 30, 2004 and December 31, 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is continuously in the process of raising additional financing and has initiated a cost reduction strategy. At June 30, 2004, management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by
(i) the acquisitions of SRC and ECI and (ii) cost reduction strategies initiated in January 2004. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2004 and 2003 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

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

Private Financings

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

Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and were due on April 30, 2004. The aggregate number of shares for which the Warrants may be exercised must equal 15% of the Company's outstanding Common Stock on a fully-diluted basis. These Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase an additional 4% of the Company's then outstanding common stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, the Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

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

      4. On June 10, 2004, the two holders of the Company's 8% Subordinated Promissory Notes, in the aggregate principal amount of $1,000,000, converted their notes into 1,000,000 shares of the Company's Series AA 8% Cumulative Preferred Stock, par value $0.00001 per share (the "Series AA Preferred Stock"). The aggregate liquidating value of the Series AA Preferred Stock acquired by the converting noteholders, one of whom is an officer and the other an employee of a subsidiary of the Company, is $1,000,000.

      5. On June 28, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an officer and employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon is due September 28, 2004.

      6. On June 28, 2004 an officer and employee of a subsidiary relinquished all their rights to an aggregate 420,000 vested incentive stock options of the Company for an aggregate payment of $50,000 cash which is included in compensation and related costs

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

      7. As of July 1, 2004 80% of the holders of the Company's 10% subordinated notes agreed to defer $20,000 of interest due on such date to October 1, 2004 in consideration of the Company issuing to them 153,846 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.39 per share. The noteholders included two officers of the Company.

      8. In June 2004, in an effort to conserve the financial resources of the Company, the Board of Directors of the Company deferred 100% of the salaries of four officers of the Company until such time as the Board deems otherwise. The accompanying financial statements include the accrued salaries owed to these officers for the amounts so deferred.

      The Company is using the funds obtained from these financings primarily for working capital purposes as well as to pay certain ECI notes payable. The aforementioned financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by
      Section 4(2) thereof.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]   Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                           June 30,       December 31,
                                             2004             2003
                                          --------        ------------

                Raw materials             $286,632          $158,347
                Work in progress            28,500             3,089
                Finished goods                  --            85,283
                                          --------          --------
                         Total            $315,132          $246,719
                                          ========          ========

[2]   Income (loss) per share:

      Basic and diluted earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three and six month periods ended June 30, 2004 and 2003, respectively. Common stock equivalents to purchase common stock of the Company that were outstanding at June 30, 2004 and June 30, 2003 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

[3]   Stock-based compensation:

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

      At June 30, 2004 and December 31, 2003, the Company had a stock-based employee compensation plan - the 2003 Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these plans rescinded all of their interests.

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

                                                                                 Six Month Period
                                                                                  Ended June 30,
                                                                          -----------------------------
                                                                              2004              2003
                                                                          -----------       -----------
                Net loss, as reported                                     $(1,224,666)      $  (909,543)

                Less, Total stock-based employee compensation
                expense determined under fair value-based method for
                all awards, net of related tax effects                       (168,280)               --
                                                                          -----------       -----------

                Pro forma net loss                                        $(1,392,946)      $  (909,543)
                                                                          ===========       ===========

                Net loss per share - basic and diluted:
                     As reported                                          $     (0.12)      $     (0.15)
                                                                          ===========       ===========
                     Pro forma                                            $     (0.13)      $     (0.15)
                                                                          ===========       ===========

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000), November
      21, 2003 (100,000) and January 21, 2004 (295,500), non-qualified stock options to purchase an aggregate 1,050,500 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of the Company. On June 10, 2004 an officer and an employee of a subsidiary of the Company relinquished all their rights to an aggregate of 420,000 incentive stock options in consideration of $50,000 cash. No options granted have been exercised.

[4]   Research and development expenditures:

      Research and development expenditures in connection with the development of new products are expensed as incurred unless the costs are related to a contractual arrangement.

[5]   Recent accounting pronouncements:

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003 the FASB issued FIN 46R which revised certain elements of FIN 46. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has had no effect on the Company's financial position or results of operations.

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

NOTE C - CONVERSION OF 8% SUBORDINATED NOTES PAYABLE

On June 10, 2004, the two holders of the Company's 8% Subordinated Notes Payable, in the aggregate principal amount of $1,000,000, converted their notes into 1,000,000 shares of the Company's Series AA 8% Cumulative Preferred Stock, par value $0.00001 per share (the "Series AA Preferred Stock"). The aggregate liquidating value of the Series AA Preferred Stock acquired by the converting noteholders, one of whom is an officer and the other an employee of a subsidiary of the Company, is $1,000,000. Including the aforementioned conversion, the Company currently has issued and outstanding an aggregate of 2,000,000 shares of Series AA Preferred Stock, which has a liquidating preference of $2,000,000 over all other equity of the Company.

NOTE D - PREFERRED STOCK

Preferred Stock consists of the following:

                                                     June 30,      December 31,
                                                       2004            2003
                                                    ----------     ------------
      Par value per share                           $  0.00001      $  0.00001
                                                    ==========      ==========
      Authorized number of shares                   25,000,000      25,000,000
                                                    ==========      ==========
      Issued and outstanding number of shares:
         Series AA                                   2,000,000       1,000,000
         Series A                                    1,697,966       1,697,966
         Series B                                        4,400           4,400
         Series C                                    9,735,875       9,735,875
                                                    ----------      ----------
               Total                                13,438,241      12,438,241
                                                    ==========      ==========

The Series AA Preferred Stock has an 8% cumulative dividend, payable in common stock or cash, and a liquidating preference over all other CNE equity of $2,000,000. The Series A Preferred Stock has a liquidating preference over all other CNE equity except the Series AA of $1,697,961. The Series B Preferred Stock has a liquidating preference over all other CNE equity except the Series AA and A Preferred Stock of $440,000. The Series C Preferred Stock has no liquidating preference.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE E - COMMON STOCK

Common Stock consists of the following:

                                                     June 30,       December 31,
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
                                                   ===========       ===========

NOTE F - WARRANTS

Outstanding warrants to acquire common stock of the Company consists of:

                                                                                       June 30,        December 31,
                                                                                         2004              2003
        Type of                                                     Exercise         -----------       -----------
        Warrant         Exercise Date          Expiration Date       Price               Shares of Common Stock
        -------         -------------          ---------------      --------         -----------------------------
        Class A        October 22, 2008         April 22, 2013        $1.00            1,697,966         1,697,966
        Class B         April 23, 2003          April 30, 2013        $0.50                   --         4,904,800
        Class B         April 23, 2003          April 30, 2013        $0.40            5,245,200                --
        Class B         March 12, 2004          April 30, 2013        $0.50            1,708,900                --
       Class BB          May 10, 2003            May 10, 2006         $0.50               20,000            20,000
       Class BB         June 10, 2003           June 10, 2006         $0.50               20,000            20,000
       Class BB         July 10, 2003           July 10, 2006         $0.50               20,000            20,000
       Class BB        August 10, 2003         August 10, 2006        $0.50               20,000            20,000
       Class BB       September 10, 2003      September 10, 2006      $0.50               20,000            20,000
       Class BB        October 10, 2003        October 10, 2006       $0.50               20,000            20,000
       Class BB         June 10, 2003           June 10, 2006         $2.50               10,000            10,000
       Class BB         July 10, 2003           July 10, 2006         $3.00               10,000            10,000
       Class BB        August 10, 2003         August 10, 2006        $4.00               10,000            10,000
       Class BB       September 10, 2003      September 10, 2006      $4.50               10,000            10,000
       Class BB        October 10, 2003        October 10, 2006       $5.00               10,000            10,000
       Class BB        January 21, 2004        February 4, 2009       $0.50              150,000                --
       Class BB       February 10, 2004       February 10, 2014       $1.00              350,000                --
        Class C        October 22, 2008         April 22, 2013        $1.00            9,735,875         9,735,875
        Class F        January 1, 2004        December 31, 2009       $3.00            1,150,000         1,150,000
       Class B(1)         Immediate             March 31, 2005        $6.00               25,000            25,000
       Class B(1)         Immediate             June 28, 2005         $6.00               62,500            62,500
                                                                                      ----------        ----------
                                                                                      20,295,441        17,746,141
                                                                                      ==========        ==========

(1) Class B warrants and Units of a subsidiary of the Company are exercisable for the Company's common shares.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE G - ACQUISITIONS AND RELATED UNAUDITED PRO FORMA FINANCIAL INFORMATION

The purchase price of the acquisition of SRC and ECI was allocated to the assets and liabilities acquired, both tangible and intangible based on fair values (as determined by an independent appraiser), with the excess of the purchase price over the fair value of the net assets acquired of $7,285,894 being recorded as Goodwill. The fair value of the intellectual property rights, amounting to $1,550,609, acquired in the related financing was also determined by an independent appraiser. Due to these acquisitions and related financing, SRC has acquired intellectual property rights to certain key elements of these products
- specifically, certain communication, data entry and telemetry devices.

The Company's consolidated financial statements include the results of operations of SRC from its respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2003 for the three and six-month periods ended June 30, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003.

                                                      Pro forma
                                      ----------------------------------------
                                      Three Months Ended      Six Months Ended
                                        June 30, 2003          June 30, 2003
                                      ------------------      ----------------
                                          Unaudited              Unaudited

      Revenues                           $   673,251            $ 1,201,933
      Expenses                             1,522,113              2,694,324
                                         -----------            -----------
        Pro forma net loss               $  (848,862)           $(1,492,391)
                                         ===========            ===========

      Pro forma net loss per share:
        Basic and diluted                $     (0.13)           $     (0.15)
                                         ===========            ===========

NOTE H - STOCK OPTION PLANS

At June 30, 2004, the Company had a stock-based employee compensation plan - the 2003 Stock Incentive Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans prior to the acquisition of SRC and ECI. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

2003 Stock Incentive Plan

On April 30, 2003, the Board of Directors of the Company approved the 2003 Stock Incentive Plan, which provided, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of the Company's common stock. On November 4, 2003, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company, ratified by a majority of the stockholders of the Company on December 18, 2003, to increase the number of shares of Common Stock for which the incentive and non-qualified stock options may be granted from 3,500,00 to 5,000,000. On April 16, 2004, the 2003 Stock Incentive Plan was further amended by the Board of Directors of the Company, ratified by

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (CONTINUED)

a majority of the stockholders of the Company on June 18, 2003, to increase the number of shares of Common Stock for which the incentive and non-qualified stock options may be granted from 5,000,00 to 10,000,000. The purpose of the 2003 Stock Incentive Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The Plan is administered by the Incentive Compensation Committee of the Board.

On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000), November 21, 2003 (100,000) and January 21, 2004 (295,500),
non-qualified stock options to purchase an aggregate 1,050,500 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of the Company. On June 28, 2004 an officer and employee of a subsidiary relinquished all their rights to an aggregate 420,000 vested incentive stock options of the Company for an aggregate payment of $50,000 cash. No options granted have been exercised.

Stock option activity, for the six-month period ended June 30, 2004, under the 2003 Stock Incentive Plan is summarized as follows:

                                        Six-Month Period Ended June 30, 2004
                                   ---------------------------------------------
                                   Incentive   Non-Qualified    Weighted Average
                                     Shares        Shares       Exercise Price
                                   ---------   -------------    ----------------

      Options outstanding at
         December 31, 2003         2,937,500       755,000          $ 1.14
      Options granted                601,000       295,500          $ 0.50
      Options cancelled             (420,000)           --          $ 0.50
                                   ---------     ---------
      Options outstanding
         at June 30, 2004          3,118,500     1,050,500          $  .97
                                   =========     =========
      Options available
         at June 30, 2004          5,831,000                        $ 1.09
                                   =========

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (CONTINUED)

The following table presents information relating to stock options outstanding at June 30, 2004 relating to the 2003 Incentive Stock Plan:

                Options Outstanding                          Options Available
     ---------------------------------------     ---------------------------------------
                                                  Weighted
       Range                        Weighted      Average                       Weighted
        of                           Average     Remaining                       Average
     Exercise                       Exercise      Life in                       Exercise
       Price           Shares         Price        Years         Shares           Price
     ---------         ------       --------     ---------       ------         --------
   $0.15 - $3.00     4,169,000        $ .97         8.31        5,831,000        $ 1.09

Note I - CONTINGENCIES

On August 19, 2004, two of the Company's officers, who are also directors, informed the Company that their employment contracts may have been breached which could cause the acceleration of certain future compensation relating thereto amounting up to an aggregate of $1,003,000. The Company does not believe that it has committed any breach of these agreements and, accordingly, has not incurred the claims that these officers may be asserting.

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

      SRC

On April 23, 2003, we issued to Michael J. and Carol L. Gutowski, the former principal common stockholders of SRC and each currently an executive officer of the Company, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable or detachable from the Series C Preferred Stock prior to 66 months after their issuance. Mr. Gutowski is also a current director of the Company.

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

      ECI

On April 23, 2003, the Company issued to Thomas Sullivan and Gary Eichsteadt, the former stockholders of ECI and currently, respectively, an executive officer and employee of the Company, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. The notes were secured by a certain Pledge Agreement. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, we transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC.

On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Mrs. Gutowski. On August 31, 2003, Mr. and Mrs. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock. On June 28, 2004, Messrs. Sullivan and Eichsteadt converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock.

The Series AA Preferred Stock has an 8% cumulative dividend, payable in common stock or cash, and a liquidating preference over all other CNE equity of $2,000,000. The Series A Preferred Stock has a liquidating preference over all other CNE equity except the Series AA of $1,697,961. The Series B Preferred Stock has a liquidating preference over all other CNE equity except the Series AA and A Preferred Stock of $440,000. The Series C Preferred Stock has no liquidating preference.

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

In addition, we applied for governmental assistance grants related to the catastrophe. In 2002 and 2003 we received grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if we were to relocate a substantial portion our operations outside of New York City before May 1, 2005. Until such time as this restriction no longer applies, we will classify the grants as a liability of the Company. We will remove the liability and record grant income on our financial statements when these restrictions lapse or are satisfied or, alternatively, repay such grants if the above condition is not satisfied.

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

At June 30, 2004 our allowance for doubtful accounts was $64,707 or 18.8% of gross receivables, compared to $51,500 or 19.8% of gross receivables as of December 31, 2003. The decrease in the reserve as a percentage of gross receivable from prior period is the result of a increase in accounts receivable and a decrease in the need for an allowance for doubtful accounts.

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

A.    Results of Operations:

      Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

      Revenues

      Total revenues decreased to $550,318 for the three-month period ended June 30, 2004 from $559,431 for the three-month period ended June 30, 2003 due to a reduction of the contracts awarded to SRC and its subsidiaries.

      Product sales income decreased to $261,962 for the three-month period ended June 30, 2004 from $356,093 for the three-month period ended June 30, 2003 due to a reduction of the contracts awarded to SRC and its subsidiaries.

      Service fee income increased to $262,518 for the three-month period ended June 30, 2004 from $168,519 for the three-month period ended June 30, 2003 as we had we had three months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Internet related income decreased to $25,838 for the three-month period ended June 30, 2004 from $34,819 for the three-month period ended June 30, 2003 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline due to our relatively small size in the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income did not change substantially for the three-month period ended June 30, 2004 ($281,616) as compared to the three-month period ended June 30, 2003 ($278,353).

      Other Expenses

      Total other expenses increased to $908,546 for the three-month period ended June 30, 2004 from $682,297 for the three-month period ended June 30, 2003 as we had we had three months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Advertising expenses modestly decreased to $12,208 for the three-month period ended June 30, 2004 from $17,091 for the three-month period ended June 30, 2003 as we decreased our attendance at industry trade shows. These expenditures relate to the acquired operations of SRC and its subsidiaries.

      Compensation and related costs increased to $453,030 for the three-month period ended June 30, 2004 from $313,704 for the three-month period ended June 30, 2003 as we had we had three months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      General and administrative expenses increased to $363,083 for the three-month period ended June 30, 2004 from $340,419 for the three-month period ended June 30, 2003 due to the costs associated with the acquisition and related operations of SRC and its subsidiaries, and the professional fees associated the significantly increased operations of the Company.

      Product development expenses increased to $31,368 for the three-month period ended June 30, 2004 from nil for the three-month period ended June 30, 2003 due to certain initiatives commenced by SRC and its subsidiaries to develop products to meet our customers' future requirements.

      Depreciation and amortization expenses increased to $48,857 for the three-month period ended June 30, 2004 from $11,083 for the three-month period ended June 30, 2003, due to the net effect of the depreciation and amortization expense relating to the relatively long-life fixed assets and intellectual property rights associated with the acquisition of SRC and its subsidiaries in the three-month period ended June 30, 2004, and the depreciation of certain short-life assets of the Company that remained in the three-month period ended June 30, 2003.

      Other Items

      Amortization of debt discount decreased to $24,963 for the three-month period ended June 30, 2004 from $116,500 for the three-month period ended June 30, 2003 due to the change in the monthly rate of amortization of the debt discount ($699,000) related to the 10% subordinated notes issued on April 23, 2003 from $58,250 to $8,321. The change in the amortization rate was caused by the extension of the maturity date of the notes from April 30, 2004 to April 30, 2005.

      Interest expense decreased to $86,460 for the three-month period ended June 30, 2004 from $148,901 for the three-month period ended June 30, 2003 due primarily to the net effect of the issuance of the Company's 10% and 8% subordinated notes in April 2003 and the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable in July and August 2003.

      Operating Loss

      On a pre-tax basis, we had a net loss before income taxes of $751,112 for the three-month period ended June 30, 2004 compared with a net loss before income taxes of $666,620 for the three-month period ended June 30, 2003.

      Our net loss for the three-month period ended June 30, 2004 was $751,112 compared with a net loss of $666,620 for the three-month period ended June 30, 2003. For the three-month period ended June 30, 2004, net loss per common share, basic and diluted, was $0.07 per share. For the three-month period ended June 30, 2003, net loss per common share, basic and diluted, was $0.10 per share.

      Six-Month Period Ended June 30, 2004 Compared to the Six-Month Period Ended June 30, 2003

      Revenues

      Total revenues increased to $1,533,260 for the six-month period ended June 30, 2004 from $604,470 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Product sales income increased to $893,400 for the six-month period ended June 30, 2004 from $356,093 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Service fee income increased to $582,653 for the six-month period ended June 30, 2004 from $168,519 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Internet related income decreased to $57,207 for the six-month period ended June 30, 2004 from $79,858 for the six-month period ended June 30, 2003 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline due to our relatively small size in the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $785,315 for the six-month period ended June 30, 2004 from $278,353 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Other Expenses

      Total other expenses increased to $1,655,784 for the six-month period ended June 30, 2004 from $882,317 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Advertising expenses increased to $36,928 for the six-month period ended June 30, 2004 from $17,091 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      Compensation and related costs increased to $821,592 for the six-month period ended June 30, 2004 from $403,935 for the six-month period ended June 30, 2003 as we had six months of activity of SRC and its subsidiaries in the six months ended June 30, 2004 compared to only two months of activity of SRC and its subsidiaries in the six months ended June 30, 2003.

      General and administrative expenses increased to $663,299 for the six-month period ended June 30, 2004 from $438,021 for the six-month period ended June 30, 2003 due to the costs associated with the acquisition and related operations of SRC and its subsidiaries, and the professional fees associated the significantly increased operations of the Company.

      Product development expenses increased to $37,609 for the six-month period ended June 30, 2004 from nil for the six-month period ended June 30, 2003 due to certain initiatives commenced by SRC and its subsidiaries to develop products to meet our customers' future requirements.

      Depreciation and amortization expenses increased to $96,356 for the six-month period ended June 30, 2004 from $23,270 for the six-month period ended June 30, 2003, due to the net effect of the depreciation and amortization expense relating to the relatively long-life fixed assets and intellectual property rights associated with the acquisition of SRC and its subsidiaries in the six-month period ended June 30, 2004, and the depreciation of certain short-life assets of the Company that remained in the six-month period ended June 30, 2003.

      Other Items

      Amortization of debt discount increased to $149,784 for the six-month period ended June 30, 2004 from $116,500 for the six-month period ended June 30, 2003 due the combined effect of an increased period of time that the amortization of the debt discount ($699,000), relating to the 10% subordinated notes issued in April 2003, pertained and the change in the rate of amortization when the notes were extended for an additional year in March 2004.

      Interest expense decreased to $167,342 for the six-month period ended June 30, 2004 from $236,843 for the six-month period ended June 30, 2003 due primarily to the net effect of the issuance of the Company's 10% and 8% subordinated notes in April 2003 and the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable in July and August 2003.

      Operating Loss

      On a pre-tax basis, we had a net loss before income taxes of $1,224,666 for the six-month period ended June 30, 2004 compared with a net loss before income taxes of $909,543 for the six-month period ended June 30, 2003.

      Our net loss for the six-month period ended June 30, 2004 was $1,224,666 compared with a net loss of $909,543 for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, net loss per common share, basic and diluted, was $0.12 per share. For the six-month period ended June 30, 2003, net loss per common share, basic and diluted, was $0.15 per share.

B.    Liquidity and Capital Resources

      The Company has incurred substantial losses, sustained substantial cash outflows from operating activities and had a working capital deficit at June 30, 2004 and December 31, 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations, financial obligations as they become due, and ultimately to achieve profitable operations. The Company is continuously in the process of raising additional financing and has initiated a cost reduction strategy. At June 30, 2004 and December 31, 2003, management believed that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisitions of SRC and ECI, (ii) cost reduction strategies initiated in January 2004, and
      (iii) additional equity and debt financing activities in addition to those set forth in the financial statements. On January 2, 2004, the Company received a notice dated December 31, 2003 from the American Stock Exchange indicating that the Company had demonstrated compliance with the requirement for continued listing on the Exchange. As is the case for all listed issuers, the Company's continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004, the Company will be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX

      Company Guide) as is the case for any listed company that has regained compliance. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow.

      Off-Balance Sheet Arrangements

      At June 30, 2004 and December 31, 2003, the Company had no off-balance sheet arrangements.

      Operating Activities

      We utilized $853,961 of cash in operating activities during the six-month period ended June 30, 2004. We had a net loss of $1,224,666 during this period, which included an aggregate of $172,347 of non-cash items, including depreciation and amortization, amortization of debt discount and allowance for doubtful accounts. In addition to the impact of non-cash items, our operating activities for the six-month period ended June 30, 2004 also reflected an increase in accounts receivable, inventory, and accrued expenses and other liabilities, and a decrease in prepaid expenses and other assets.

      We utilized $639,138 of cash in operating activities during the six-month period ended June 30, 2003. We had a net loss of $909,543 during this period which included depreciation, a non-cash item, amounting to $23,270. In addition to the impact of non-cash items, our operating activities for the six-month period ended June 30, 2003 also reflected an increase in accounts receivable and inventory, and a decrease in prepaid expenses and other assets, and accrued expenses and other liabilities.

      On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 (net cash proceeds of $571,000) in February 2004 from the sale of our common stock (see "Financing Activities" below), and restructured (i) certain short-term credit arrangements into a $300,000 Note payable due in February 2005 (see Note A to our Consolidated Financial Statements) and
      (ii) a certain line of credit into a $150,000 secured note payable.

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

      We did not have any material commitments for capital expenditures as of June 30, 2004.

C.    Inflation

      Due to the nature of our business, inflation does not significantly impact the Company's operations.

Item 3. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer of the Company have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, they have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed their evaluation.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings.

            The Company is a party to various vendor related litigations. Based on the opinion of management and legal counsel, the Company has accrued an estimated liability of approximately $100,000.

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

            (b)   Reports on Form 8-K:

                  The Company filed a report on Form 8-K on February 10, 2004 and two reports on Form 8-K on June 14, 2004 and a report on Form 8-K on July 9, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNE GROUP, INC.


                                        /s/ George W. Benoit
                                       -----------------------------------------
Date: August 14, 2004                  George W. Benoit, Chairman of the Board
                                       of Directors, and Chief Executive
                                       Officer


                                       /s/ Anthony S. Conigliaro
                                       -----------------------------------------
Date: August 14, 2004                  Anthony S. Conigliaro, Vice President and
                                       Chief Financial Officer