Form 10QSB
period 2004-09-30
CNE GROUP INC
filed 2004-11-22
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2004
                                                 ------------------

|_|   Transition report under Section 13 or 15(d) of the Exchange Act of 1934

             For the transition period from __________ to __________

                          Commission file number 1-9224

                                 CNE GROUP, INC.
                                 ---------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                              56-2346563
                --------                              ----------
   (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

              200 West 57th Street, Suite 507, New York, N.Y. 10019
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-977-2200
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

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

                  Class                    Outstanding at October 31, 2004
                  -----                    -------------------------------

     Common stock - par value $.00001             10,790,915 shares
     --------------------------------             -----------------

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

            The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                           September 30,      December 31,
                                                               2004               2003
                                                           -------------      ------------
                                                            (Unaudited)
ASSETS

Current:
   Cash and cash equivalents                               $     51,702       $    460,832
   Accounts receivable, net of allowance for doubtful
      accounts of $64,707 in 2004 and $51,500 in 2003           152,902            208,358
   Inventory                                                    356,158            246,719
   Other                                                         13,806             27,840
                                                           ------------       ------------
      Total current assets                                      574,568            943,749
Fixed assets, net                                               417,497            447,579
Intellectual property rights, net                             1,390,247          1,475,145
Goodwill                                                      7,285,894          7,285,894
Other assets                                                     21,962             18,961
                                                           ------------       ------------
           Total assets                                    $  9,690,168       $ 10,171,328
                                                           ============       ============

LIABILITIES

Current:
   Accounts payable and accrued expenses                   $  1,343,772       $  1,030,203
   Short-term credit arrangements                                86,365            210,093
   Notes payable                                                639,318            146,988
   Subordinated notes payable                                   941,747                 --
   Debenture payable                                            100,000            100,000
                                                           ------------       ------------
      Total current liabilities                               3,111,202          1,487,284
Notes payable, net of current portion                            29,060            326,045
Subordinated notes payable                                           --          1,767,000
Deferred revenue                                                 16,705             23,620
Deferred grant revenue                                          300,000            300,000
                                                           ------------       ------------
        Total liabilities                                     3,456,967          3,903,949
                                                           ------------       ------------

Commitments and contingencies (Note I)

STOCKHOLDERS' EQUITY

Preferred stock (Note D)                                            134                124
Common stock (Note E)                                               121                101
Paid-in surplus                                              29,919,185         28,258,215
Accumulated deficit                                         (20,813,139)       (19,117,961)
                                                           ------------       ------------
                                                              9,106,301          9,140,479
Less treasury stock, at cost - 1,238,656 shares              (2,873,100)        (2,873,100)
                                                           ------------       ------------
        Total stockholders' equity                            6,233,201          6,267,379
                                                           ------------       ------------
           Total liabilities and stockholders' equity      $  9,690,168       $ 10,171,328
                                                           ============       ============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                       Three Months                        Nine Months
                                                    Ended September 30,                Ended September 30,
                                              -----------------------------       -----------------------------
                                                  2004              2003             2004              2003
                                              -----------       -----------       -----------       -----------
                                              (Unaudited        (Unaudited)       (Unaudited)       (Unaudited)
Revenues:
   Product sales                              $   385,711       $   268,591       $ 1,279,111       $   624,684
   Service fee income                             215,364           244,413           798,017           412,932
   Internet related income                         41,920            39,592            99,127           119,450
                                              -----------       -----------       -----------       -----------
                                                  642,995           552,596         2,176,255         1,157,066
   Cost of goods sold                             300,574           294,863         1,085,889           573,216
                                              -----------       -----------       -----------       -----------

      Gross profit                                342,421           257,733         1,090,366           583,850
                                              -----------       -----------       -----------       -----------

Other expenses:
   Advertising                                      5,909             6,591            42,837            23,682
   Compensation and related costs                 207,324           387,467         1,028,916           791,402
   General and administrative                     322,507           341,657           985,806           779,678
   Product development                             92,904                --           130,513                --
   Depreciation and amortization                   48,848            70,193           145,204            93,463
                                              -----------       -----------       -----------       -----------
                                                  677,492           805,908         2,333,276         1,688,225
                                              -----------       -----------       -----------       -----------

Loss before other income (expenses)              (335,071)         (548,175)       (1,242,910)       (1,104,375)

Other income (expenses):
   Amortization of debt discount                  (24,963)         (175,750)         (174,747)         (292,250)
   Interest expense                              (110,757)          (82,320)         (278,099)         (319,163)
   Tax settlement adjustment                           --           895,622                --           895,622
   Interest income                                    277                --               576                --
                                              -----------       -----------       -----------       -----------

(Loss) income before provision for
  income taxes                                   (470,514)           89,377        (1,695,180)         (820,166)

   Provision for income taxes                          --                --                --                --
                                              -----------       -----------       -----------       -----------

(Loss) Income from continuing operations         (470,514)           89,377        (1,695,180)         (820,166)

Discontinued operations:
   Income from discontinued
   operations (Note J)                                 --           533,634                --           533,634
                                              -----------       -----------       -----------       -----------

Net (loss) income                             $  (470,514)      $   623,011       $(1,695,180)      $  (286,532)
                                              ===========       ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

                                                             Three Months                           Nine Months
                                                          Ended September 30,                   Ended September 30,
                                                    -------------------------------      -------------------------------
                                                        2004               2003              2004               2003
                                                    ------------       ------------      ------------       ------------
                                                    (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
(Loss) income per common share:
   Basic:
      (Loss) income from continuing operations      $       (.04)      $        .01      $       (.16)      $       (.12)
      Income from discontinued operations                     --                .07                --                .08
                                                    ------------       ------------      ------------       ------------
        Net (loss) income                           $       (.04)      $        .08      $       (.16)      $       (.04)
                                                    ============       ============      ============       ============
   Diluted:
      (Loss) income from continuing operations      $       (.04)      $        .01      $       (.16)      $       (.12)
      Income from discontinued operations                     --                .07                --                .08
                                                    ------------       ------------      ------------       ------------
        Net (loss) income                           $       (.04)      $        .08      $       (.16)      $       (.04)
                                                    ============       ============      ============       ============

Weighted average number of common shares outstanding:
   Basic                                              10,690,915          7,674,253        10,463,137          6,585,372
                                                    ============       ============      ============       ============
   Diluted                                            10,690,915          7,970,808        10,463,137          6,741,610
                                                    ============       ============      ============       ============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        2004               2003
                                                                                     -----------       -----------
                                                                                     (Unaudited)       (Unaudited)
Cash flows from operating activities:
   Loss from continuing operations                                                   $(1,695,180)      $  (820,166)
   Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                    145,204            93,463
        Provision for doubtful accounts                                                   13,207                --
        Issuance of common stock for services                                             50,000            96,250
        Amortization of debt discount                                                    174,747           292,250
        Changes in:
           Accounts receivable                                                            42,249          (149,404)
           Inventory                                                                    (109,439)          (37,765)
           Prepaid expenses and other assets                                              11,003           (33,750)
           Accounts payable, accrued expenses and other liabilities                      346,686          (563,945)
           Deferred grant revenue                                                             --             8,173
                                                                                     -----------       -----------

              Net cash used in operating activities                                   (1,021,523)       (1,114,894)
                                                                                     -----------       -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                                                   (30,224)          (35,572)
                                                                                     -----------       -----------

              Net cash used in investing activities                                      (30,224)          (35,572)
                                                                                     -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of 10% subordinated notes payable                                   --         1,000,000
   Proceeds from short-term credit arrangements                                           20,853                --
   Net proceeds from issuance of 1,750,000 shares of common stock                        571,000                --
   Proceeds from issuance of 10% notes payable                                           150,000                --
   Proceeds from issuance of 18% notes payable                                           300,000                --
   Proceeds from issuance of 24% notes payable                                           150,000                --
   Principal repayments on short-term credit arrangements                               (144,581)               --
   Principal repayments on notes payable                                                (404,655)         (110,000)
   Payment of accounts receivable due Sellers of Econo-Comm, Inc.                             --          (100,000)
                                                                                     -----------       -----------

              Net cash provided by financing activities                                  642,617         1,090,000
                                                                                     -----------       -----------

Decrease in cash and cash equivalents                                                   (409,130)          (60,466)
Cash and cash equivalents at beginning of period                                         460,832           183,200
                                                                                     -----------       -----------

Cash and cash equivalents at end of period                                           $    51,702       $   122,734
                                                                                     ===========       ===========

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

                                                                                                 Nine Months Ended September 30,
                                                                                                 -------------------------------
                                                                                                     2004               2003
                                                                                                  -----------       -----------
                                                                                                  (Unaudited)       (Unaudited)
Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                                                  $   212,769       $    12,615
        Income taxes                                                                              $        --       $        --

      Non-cash investing and financing activities relating to the acquisition of subsidiaries and certain intellectual property rights,  conversion of debt to preferred stock, forgiveness of interest indebtedness to an officer and an employee of the Company, and issuance of common stock for services:
           Accounts receivable                                                                                      $   102,048
           Inventory                                                                                                    236,959
           Intellectual property rights                                                                               1,550,609
           Intangibles                                                                                                7,285,894
           Other assets                                                                                                 518,586
           Accrued expenses and other liabilities                                                                    (1,622,015)
           Interest payable                                                                       $    40,000
           8% notes payable                                                                         1,000,000        (2,000,000)
           Issuance of preferred stock, at par                                                            (10)             (119)
           Issuance of common stock, at par                                                                (2)               (9)
           Paid in surplus                                                                         (1,089,988)       (6,048,075)

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY

Business
--------

CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC") and U.S. Commlink, Ltd. ("USCL"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and SRC-ECI, Inc. ("ECI") (d/b/a Econo-Comm, Inc. and Mobile Communications). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. The Company has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

The Company also generates revenue from its subsidiary, CareerEngine, Inc., which is engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

Going Concern
-------------

The Company has incurred substantial losses, sustained substantial operating cash outflows and has a working capital deficit at both September 30, 2004 and December 31, 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is continuously in the process of raising additional financing and has initiated a cost reduction strategy. At September 30, 2004, management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisition and increased operations of SRC and ECI and (ii) cost reduction strategies initiated in January and June 2004. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2004 and 2003 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

American Stock Exchange Listing
-------------------------------

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

Private Financings
------------------

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

      3. On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $571,000. The Company used the funds obtained from this financing primarily for working capital purposes.

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

      5. On June 10, 2004, an officer and employee of a subsidiary relinquished all their rights to an aggregate 420,000 vested incentive stock options of the Company for an aggregate payment of $50,000 cash which is included in compensation and related costs.

      6. In June 2004, in an effort to conserve the financial resources of the Company, the Board of Directors of the Company deferred 100% of the salaries of four officers of the Company until such time as the Board deems otherwise. In September 2004, three of the aforementioned officers were terminated by the Company. The accompanying financial statements include (i) the

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

            accrued salary owed to the non-terminated officer for the amounts so deferred, and (ii) with regard to the terminated officers, the accrued salaries owed to these officers for the amounts so deferred until their termination. See Note I.

      7. On June 28, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due September 28, 2004. The Company is currently negotiating new terms with regard to this note.

      8. As of July 1, 2004, 80% of the holders of the Company's 10% subordinated notes agreed to defer $20,000 of interest due on such date to October 1, 2004 in consideration of the Company issuing to them 153,846 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.39 per share. As of October 1, 2004, 75% of the holders of the Company's 10% subordinated notes agreed to further defer $18,750 of interest from October 1, 2004 to January 1, 2005 in consideration of the Company issuing to them an additional 170,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

      9. In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 -all owned by the
            Company. On October 1, 2004, 100% of the holders of the Company's 24% Secured Notes agreed to defer $5,786 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 76,712 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share.

      10. As of October 1, 2004, 75% of the holders of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 170,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

      11. In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL's anticipated participation in the "Cellular Call Box Upgrade and Maintenance Service" projects for numerous Service Authority for Freeway Emergencies ("SAFE") programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

            the amount receivables financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

      12. In October and November 2004, the Company issued (i) $125,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 787,500 Class C Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is payable monthly in arrears.

      The Company is using the funds obtained from these financings primarily for working capital purposes. The aforementioned financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1] Inventory:

            Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                         September 30,    December 31,
                                             2004             2003
                                         -------------    ------------

                  Raw materials            $298,714         $158,347
                  Work in progress           24,497            3,089
                  Finished goods             32,947           85,283
                                           --------         --------
                           Total           $356,158         $246,719
                                           ========         ========

[2] Income (loss) per share:

            Basic and diluted earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income
            (loss) by the weighted-average number of common shares outstanding during the three and nine month period ended September 30, 2004. For the three and nine month period ended September 30, 2003 diluted earnings per share (diluted EPS) is computed by dividing net income
            (loss) used in determining basic EPS by the weighted average number of commons hares outstanding during the period, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of dilutive stock options. Common stock equivalents to purchase common stock of the Company that were outstanding at September 30, 2004 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

            At September 30, 2004 and December 31, 2003, the Company had a stock-based employee compensation plan - the 2003 Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these plans rescinded all of their interests.

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

                                                                              Nine Month Period
                                                                             Ended September 30,
                                                                        -----------------------------
                                                                            2004              2003
                                                                        -----------       -----------
              Net loss, as reported                                     $(1,695,180)      $  (286,532)

              Less, Total stock-based employee compensation
              expense determined under fair value-based method for
              all awards, net of related tax effects                       (246,430)               --
                                                                        -----------       -----------

              Pro forma net loss                                        $(1,941,610)      $  (286,532)
                                                                        ===========       ===========

              Net loss per share - basic and diluted:
                   As reported                                          $     (0.16)      $     (0.04)
                                                                        ===========       ===========
                   Pro forma                                            $     (0.18)      $     (0.04)
                                                                        ===========       ===========

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. On September 12, 2004, incentive stock options to purchase 500,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to an officer of the Company at an exercise price of $0.28 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000), November
            21, 2003  (100,000),  January 21, 2004  (295,500)  and September 12,
            2004 (900,000), non-qualified stock options to purchase an aggregate 1,950,500 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of the Company. On June 10, 2004 an officer and an employee of a subsidiary of the Company relinquished all their rights to an aggregate of 420,000 incentive stock options in consideration of $50,000 cash. No options granted have been exercised.

[4] Research and development expenditures:

            Research  and  development   expenditures  in  connection  with  the
            development of new products are expensed as incurred unless the costs are related to a contractual arrangement.

[5] Recent accounting pronouncements:

            In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003 the FASB issued FIN46R which revised certain elements of FIN46. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has had no effect on the Company's financial position or results of operations.

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

NOTE D - PREFERRED STOCK

Preferred Stock consists of the following:

                                                  September 30,   December 31,
                                                      2004            2003
                                                 -------------    ------------
      Par value per share                          $  0.00001      $  0.00001
                                                   ==========      ==========
      Authorized number of shares                  25,000,000      25,000,000
                                                   ==========      ==========
      Issued and outstanding number of shares:
         Series AA                                  2,000,000       1,000,000
         Series A                                   1,697,966       1,697,966
         Series B                                       4,400           4,400
         Series C                                   9,735,875       9,735,875
                                                   ----------      ----------

               Total                               13,438,241      12,438,241
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

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE E - COMMON STOCK

Common Stock consists of the following:

                                                 September 30,      December 31,
                                                     2004               2003
                                                 -------------      ------------

      Par value per share                         $   0.00001       $   0.00001
                                                  ===========       ===========
      Authorized number of shares                  40,000,000        40,000,000
                                                  ===========       ===========
      Issued number of shares                      12,029,571        10,129,571
         Less, Treasury shares                     (1,238,656)       (1,238,656)
                                                  -----------       -----------
      Issued and outstanding number of shares      10,790,915         8,890,915
                                                  ===========       ===========

NOTE F - WARRANTS

Outstanding warrants to acquire common stock of the Company consists of:

                                                                                 September 30,     December 31,
                                                                                     2004              2003
                                                                                 -------------     ------------
     Type of                                                      Exercise
     Warrant         Exercise Date          Expiration Date        Price              Shares of Common Stock
     -------        ----------------        --------------        --------       ------------------------------
     Class A        October 22, 2008        April 22, 2013          $1.00          1,697,966         1,697,966
     Class B        April 23, 2003          April 30, 2013          $0.50                 --         4,904,800
     Class B        April 23, 2003          April 30, 2013          $0.40          5,245,200                --
     Class B        March 12, 2004          April 30, 2013          $0.50          1,708,900                --
     Class B        July 1, 2004            April 30, 2013          $0.39            153,846                --
     Class BB       May 10, 2003            May 10, 2006            $0.50             20,000            20,000
     Class BB       June 10, 2003           June 10, 2006           $0.50             20,000            20,000
     Class BB       July 10, 2003           July 10, 2006           $0.50             20,000            20,000
     Class BB       August 10, 2003         August 10, 2006         $0.50             20,000            20,000
     Class BB       September 10, 2003      September 10, 2006      $0.50             20,000            20,000
     Class BB       October 10, 2003        October 10, 2006        $0.50             20,000            20,000
     Class BB       June 10, 2003           June 10, 2006           $2.50             10,000            10,000
     Class BB       July 10, 2003           July 10, 2006           $3.00             10,000            10,000
     Class BB       August 10, 2003         August 10, 2006         $4.00             10,000            10,000
     Class BB       September 10, 2003      September 10, 2006      $4.50             10,000            10,000
     Class BB       October 10, 2003        October 10, 2006        $5.00             10,000            10,000
     Class BB       January 21, 2004        February 4, 2009        $0.50            150,000                --
     Class BB       February 10, 2004       February 10, 2014       $1.00            350,000                --
     Class BB       August 29, 2004         August 29, 2009         $1.50             25,000                --
     Class BB       August 29, 2004         August 29, 2009         $2.00             25,000                --
     Class BB       August 29, 2004         August 29, 2009         $2.50             25,000                --
     Class BB       August 29, 2004         August 29, 2009         $3.00             25,000                --
     Class BB       August 29, 2004         August 29, 2009         $3.50             25,000                --
     Class BB       August 29, 2004         August 29, 2009         $4.00             25,000                --
     Class C        October 22, 2008        April 22, 2013          $1.00          9,735,875         9,735,875
     Class F        January 1, 2004         December 31, 2009       $3.00          1,150,000         1,150,000
     Class B(1)     Immediate               March 31, 2005          $6.00             25,000            25,000
     Class B(1)     Immediate               June 28, 2005           $6.00             62,500            62,500
                                                                                  ----------        ----------
                                                                                  20,599,287        17,746,141
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

The Company's consolidated financial statements include the results of operations of SRC from its respective acquisition dates. The following unaudited pro forma information presents a summary of our consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2003 for the three and nine-month periods ended September 30, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003.

                                                      Pro forma
                                       -----------------------------------------
                                       Three Months Ended     Nine Months Ended
                                       September 30, 2003     September 30, 2003
                                       ------------------     ------------------
                                           (Unaudited)           (Unaudited)

      Revenues                             $   552,596           $ 1,754,529
      Expenses                               1,358,841             4,053,165
                                           -----------           -----------
        Pro forma net loss                 $  (806,245)          $(2,298,636)
                                           ===========           ===========

      Pro forma net loss per share:
        Basic and diluted                  $     (0.11)          $     (0.35)
                                           ===========           ===========

NOTE H - STOCK OPTION PLANS

At September 30, 2004, the Company had a stock-based employee  compensation plan
- the 2003 Stock Incentive Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans prior to the acquisition of SRC and ECI. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

2003 Stock Incentive Plan
-------------------------

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

a majority of the stockholders of the Company on June 18, 2004, to increase the number of shares of Common Stock for which the incentive and non-qualified stock options may be granted from 5,000,00 to 10,000,000. The purpose of the 2003 Stock Incentive Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The Plan is administered by the Incentive Compensation Committee of the Board.

On April 30, 2003, incentive stock options to purchase 1,987,500 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of the Company's Common Stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21, 2004, incentive stock options to purchase 601,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to one officer and 18 employees of the Company at a weighted average exercise price of $0.50 per share. On September 12, 2004, incentive stock options to purchase 500,000 shares of the Company's common stock were granted by the Incentive Compensation Committee of the Board of Directors to an officer of the Company at an exercise price of $0.28 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000), November 21, 2003 (100,000), January 21,
2004 (295,500), and September 12, 2004 (900,000) non-qualified stock options to purchase an aggregate 1,950,500 shares of the Company's Common Stock were granted by the Board of Directors to certain independent contractors of the Company. On June 28, 2004 an officer and employee of a subsidiary relinquished all their rights to an aggregate 420,000 vested incentive stock options of the Company for an aggregate payment of $50,000 cash. No options granted have been exercised.

Stock option activity, for the nine-month period ended September 30, 2004, under the 2003 Stock Incentive Plan is summarized as follows:

                                     Nine-Month Period Ended September 30, 2004
                                    --------------------------------------------
                                    Incentive    Non-Qualified  Weighted Average
                                      Shares         Shares      Exercise Price
                                    ---------    -------------  ----------------

      Options outstanding at
         December 31, 2003           2,937,500        755,000      $1.14
      Options granted                1,101,000      1,195,500      $0.37
      Options cancelled               (420,000)            --      $0.50
                                     ---------      ---------
      Options outstanding
         at September 30, 2004       3,618,500      1,950,500      $0.87
                                     =========      =========
      Options available
         at September 30, 2004       4,431,000                     $0.88
                                     =========

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE H - STOCK OPTION PLANS (CONTINUED)

The following table presents information relating to stock options outstanding at September 30, 2004 relating to the 2003 Incentive Stock Plan:

                    Options Outstanding                         Options Available
          ---------------------------------------     -------------------------------------
                                                       Weighted
              Range                      Weighted      Average                     Weighted
               of                         Average     Remaining                     Average
            Exercise                     Exercise      Life in                     Exercise
              Price          Shares        Price        Years        Shares          Price
            --------        ---------    --------     ---------    ---------       --------
          $0.15 - $3.00     5,569,000      $ .87         7.70      4,431,000        $ 0.88

NOTE I - LITIGATION

On August 19, 2004, two of the Company's officers, who are also directors, informed the Company that their employment contracts may have been breached. On August 27, 2004 these officers filed suit against the Company in the United States District Court, Southern District of Florida, alleging that (i) their employment contracts have been breached and (ii) certain future compensation relating thereto to be paid to them amounting up to an aggregate of $1,003,000 has been accelerated. The Company does not believe that it has committed any breach of these agreements and, accordingly, has not incurred the claims that these officers are alleging. In addition, the Company believes that these officers have committed violations of their employment agreements and have taken other actions that have damaged the Company. The Company has filed a defense to this action and asserted appropriate counterclaims. This litigation is ongoing and no amounts have been accrued as of September 30, 2004 related to this matter. Since the institution of this litigation these two officers have been terminated as officers, directors and employees of the Company's subsidiaries and as officers and employees of the Company, and have been removed as members of the Company's Executive Committee. They currently remain as directors of the Company.

On October 5, 2004, an officer of one of the Company's subsidiaries, who is also a former director of the Company, instituted a suit against the subsidiary in the Circuit Court, 17th Judicial Circuit, Broward County, Florida, charging a breach of her employment agreement with the subsidiary and claiming that certain future compensation relating thereto to be paid to her from the subsidiary amounting up to an aggregate of $274,000 has been accelerated. Since the institution of this litigation this officer has been terminated. The Company does not believe that its subsidiary has committed any breach of this agreement and, accordingly, has not incurred the claims that this officer is alleging. The Company has named this officer as a counterclaim defendant in the litigation pending in federal court referred to in the previous paragraph and has asserted certain claims against her in that action. The subsidiary has filed an answer to this action. This litigation is ongoing and no amounts have been accrued as of September 30, 2004 related to this matter.

NOTE J - DISCONTINUED OPERATIONS

On August 15, 2003 the Company, for a nominal amount, sold all the stock of one of the subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and recognized a gain amounting to approximately $533,634.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE K - SUBSEQUENT EVENTS

1. 80% of the holders of the Company's 10% subordinated notes agreed to defer $20,000 of interest due July 1, 2004 to October 1, 2004. As of October 1, 2004, 75% of the holders of the Company's 10% subordinated notes agreed to further defer $18,750 of interest from October 1, 2004 to January 1, 2005 in consideration of the Company issuing to them an additional 170,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

2. As of October 1, 2004, 75% of the holders of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 170,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

3. In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL's anticipated participation in the "Cellular Call Box Upgrade and Maintenance Service" projects for numerous Service Authority for Freeway Emergencies ("SAFE") programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

4. On October 1, 2004, 100% of the holders of the Company's 24% Secured Notes issued in July 2004 agreed to defer $5,786 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 76,712 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The warrants expire on April 30, 2013.

5. In October and November 2004, the Company issued (i) $125,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 787,500 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is payable monthly in arrears.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            General
            -------

            CNE Group, Inc. (the "Company," "CNE" or "we") is a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC") and U.S. Commlink, Ltd. ("USCL"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and SRC-ECI, Inc. ("ECI"). These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government agencies as well as other vertical markets located throughout the United States. In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue, and is not significant to the operations of the Company.

            Acquisition of all of the outstanding stock of SRC and ECI
            ----------------------------------------------------------

            On April 23, 2003, we issued (i) 899,971 shares of our common stock,
            (ii) 1,697,966 shares of our non-voting Series A Preferred Stock and an equal number of ten year Class A Warrants, (iii) 4,400 shares of our Series B Preferred Stock, and (iv) 9,735,875 shares of our non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, for 100% ownership of SRC which at that time included USCL, and ECI. On August 19, 2004, we transferred all the stock of USCL to CNE and USCL became a wholly-owned subsidiary of CNE. In addition, ECI's sellers retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent related to the operation of ECI's business in exchange for notes aggregating $2,000,000 bearing 8% interest. The consolidated financial statements include the operating results of SRC and ECI from the date of acquisition. The details of the foregoing transactions are set forth below.

                  SRC
                  ---

            On April 23, 2003, we issued to Michael J. and Carol L. Gutowski, the former principal common stockholders of SRC and former executive officers of the Company, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable or detachable from the Series C Preferred Stock prior to 66 months after their issuance. Mr. Gutowski is also a current director of the Company.

            We issued to the other former common stockholders of SRC, including Larry M. Reid, currently one of the Company's directors and a former executive officer of the Company, an aggregate of 899,971 shares of its Common Stock, 1,697,966 shares of its non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of its Common

            Stock at $1.00 per share. The Class A Warrants are not exercisable or detachable from the Series A Preferred Stock prior to 66 months after their issuance.

            We issued an aggregate of 4,400 shares of our Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock.

                  ECI
                  ---

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

            Catastrophe of September 11, 2001
            ---------------------------------

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

            Critical Accounting Policies and Estimates
            ------------------------------------------

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

                  Revenue Recognition
                  -------------------

            We  recognize  product  revenue  when  persuasive   evidence  of  an
            arrangement exists, the sales price is fixed, the service is performed or products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured.

                  Allowance for Doubtful Accounts
                  -------------------------------

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

            At September 30, 2004 our allowance for doubtful accounts was $64,707 or 29.7% of gross receivables, compared to $51,500 or 19.8% of gross receivables as of December 31, 2003. The increase in the reserve as a percentage of gross receivable from prior period is the result of a decrease in accounts receivable.

                  Inventory Valuation
                  -------------------

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

                  Valuation of Goodwill, Purchased Intangible Assets and
                  ------------------------------------------------------
                  Long-Lived Assets
                  -----------------

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

            Recent Accounting Pronouncements
            --------------------------------

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

      A.    Results of Operations:
            ----------------------

            Three-Month Period Ended September 30, 2004 Compared to the
            -----------------------------------------------------------
            Three-Month Period Ended September 30, 2003
            -------------------------------------------

            Revenues

            Total revenues increased to $642,995 for the three-month period ended September 30, 2004 from $552,596 for the three-month period ended September 30, 2003 due to an increase in the dollar amount of the awarded contracts to USCL and SRC and its subsidiaries.

            Product sales income increased to $385,711 for the three-month period ended September 30, 2004 from $268,591 for the three-month period ended September 30, 2003 due to an increase in the dollar amount of the awarded contracts to USCL and SRC and its subsidiaries.

            Service fee income decreased to $215,364 for the three-month period ended September 30, 2004 from $244,413 for the three-month period ended September 30, 2003 due to the loss of certain maintenance contracts by ECI.

            Internet related income increased to $41,920 for the three-month period ended September 30, 2004 from $39,592 for the three-month period ended September 30, 2003 as the operations of our subsidiary, CareerEngine, Inc. have appeared to stabilized although we have relatively small operations within the e-recruiting industry.

            Cost of Goods Sold

            Costs of goods sold, which relates to product sales and related service fee income increased for the three-month period ended September 30, 2004 ($300,574) as compared to the three-month period ended September 30, 2003 ($294,863) due to the increase in related revenues.

            Other Expenses

            Total  other  expenses  decreased  to $677,492  for the  three-month period ended September 30, 2004 from $805,908 for the three-month period ended September 30, 2003 as certain cost reduction initiatives were instituted in the three-month period ended September 31, 2004 that were not instituted in the three month period ended September 30, 2003.

            Advertising expenses modestly decreased to $5,909 for the three-month period ended September 30, 2004 from $6,591 for the three-month period ended September 30, 2003 as we decreased our attendance at industry trade shows. These expenditures relate to the acquired operations of USCL and SRC and its subsidiaries.

            Compensation and related costs decreased to $207,324 for the three-month period ended September 30, 2004 from $387,467 for the three-month period ended September 30, 2003 as we instituted certain payroll reduction initiatives in 2004 and certain payroll related accruals were reversed as they were deemed unnecessary due to the termination of certain officers in September, 2004.

            General and administrative expenses decreased to $322,507 for the three-month period ended September 30, 2004 from $341,657 for the three-month period ended September 30, 2003 due to the decreased use of professional services in the operations of the Company.

            Product development expenses increased to $92,904 for the three-month period ended September 30, 2004 from nil for the three-month period ended September 30, 2003 due to certain initiatives commenced by USCL and SRC and its subsidiaries to develop products to meet our customers' future requirements.

            Depreciation and amortization expenses decreased to $48,848 for the three-month period ended September 30, 2004 from $70,193 for the three-month period ended September 30, 2003, due to the net effect of the depreciation and amortization expense relating to the relatively long-life fixed assets and intellectual property rights associated with the acquisition of SRC and its subsidiaries in the three-month period ended September 30, 2004, and the depreciation of certain short-life assets of the Company that remained in the three-month period ended September 30, 2003.

            Other Items

            Amortization of debt discount decreased to $24,963 for the three-month period ended September 30, 2004 from $175,750 for the three-month period ended September 30, 2003 due to the change in the monthly rate of amortization of the debt discount ($699,000) related to the 10% subordinated notes issued on April 23, 2003 from $58,250 to $8,321. The change in the amortization rate was caused by the extension of the maturity date of the notes from April 30, 2004 to April 30, 2005.

            Interest expense increased to $110,757 for the three-month period ended September 30, 2004 from $82,320 for the three-month period ended September 30, 2003 due primarily to the use, by SRC and its subsidiaries of accounts receivable financing commonly referred to as factoring. Factoring when utilized has a annual interest rate in excess of 36%.

            Tax Settlement adjustment of $895,622 relates to the 2003 accepted and paid Offer in Compromise with the Internal Revenue Service ($50,000) pertaining to a $945,000 tax liability of a subsidiary of the Company.

            Operating Loss

            On a pre-tax basis, we had a loss from continuing operations of $470,514 for the three-month period ended September 30, 2004 compared with income from continuing operations of $89,377 for the three-month period ended September 30, 2003. This change is due to the effect of the tax settlement adjustment in 2003 offset by start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financings in 2003.

            Our loss from continuing operations for the three-month period ended September 30, 2004 was $470,514 compared with income from continuing operations of $89,377 for the three-month period ended September 30, 2003. This change is due to the effect of the tax settlement adjustment in 2003 offset by start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financings in 2003. For the three-month period ended September 30, 2004, loss per common share from continuing operations, basic and diluted, was $.04 per share. For the three-month period ended September 30, 2003, income per common share from continuing operations, basic and diluted, was $.01 per share.

            Our income from discontinued operations for the three-month period ended September 30, 2004 was nil compared with income of $533,634 from discontinued operations for the three-month period ended September 30, 2003 due to a gain on the sale of a subsidiary of the Company. For the three-month period ended September 30, 2003, income per common share from discontinued operations, basic and diluted, was $.07 per share.

            Our net loss for the three-month period ended September 30, 2004 was $470,514 compared with net income of $623,011 for the three-month period ended September 30, 2003. For the three-month period ended September 30, 2004, net loss per common share, basic and diluted, was $.04 per share. For the three-month period ended September 30, 2003, net income per common share, basic and diluted, was $.08 per share.

            Nine-Month Period Ended September 30, 2004 Compared to the
            ----------------------------------------------------------
            Nine-Month Period Ended September 30, 2003
            ------------------------------------------

            Revenues

            Total revenues increased to $2,176,255 for the nine-month period ended September 30, 2004 from $1,157,066 for the nine-month period ended September 30, 2003 as we had nine months of activity and an increase in the dollar amount of contracts awarded to USCL and SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2003.

            Product sales income increased to $1,279,111 for the nine-month period ended September 30, 2004 from $624,684 for the nine-month period ended September 30, 2003 as we had nine months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2003.

            Service fee income increased to $798,017 for the nine-month period ended September 30, 2004 from $412,932 for the nine-month period ended September 30, 2003 as we had nine months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2003.

            Internet related income decreased to $99,127 for the nine-month period ended September 30, 2004 from $119,450 for the nine-month period ended September 30, 2003 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline due to our relatively small size in the e-recruiting industry.

            Cost of Goods Sold

            Costs of goods sold, which relates to product sales and related service fee income increased to $1,085,889 for the nine-month period ended September 30, 2004 from $573,216 for the nine-month period ended September 30, 2003 as we had nine months of activity of SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of SRC and its subsidiaries in the six months ended September 30, 2003.

            Other Expenses

            Total other expenses increased to $2,333,276 for the nine-month period ended September 30, 2004 from $1,688,225 for the nine-month period ended September 30, 2003 as we had nine months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2003.

            Advertising expenses increased to $42,837 for the nine-month period ended September 30, 2004 from $23,682 for the nine-month period ended September 30, 2003 as we had nine months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of USCL and SRC and its subsidiaries in the nine months ended June 30, 2003.

            Compensation and related costs increased to $1,028,916 for the nine-month period ended September 30, 2004 from $791,402 for the nine-month period ended September 30, 2003 as we had nine months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2004 compared to only five months of activity of USCL and SRC and its subsidiaries in the nine months ended September 30, 2003.

            General and administrative expenses increased to $985,806 for the nine-month period ended September 30, 2004 from $779,678 for the nine-month period ended September 30, 2003 due to the costs associated with the acquisition and related operations of USCL and SRC and its subsidiaries, and the professional fees associated the significantly increased operations of the Company.

            Product   development   expenses   increased  to  $130,513  for  the
            nine-month period ended September 30, 2004 from nil for the nine-month period ended September 30, 2003 due to certain initiatives commenced by USCL and SRC and its subsidiaries to develop products to meet our customers' future requirements.

            Depreciation and amortization expenses increased to $145,204 for the nine-month period ended September 30, 2004 from $93,463 for the nine-month period ended September 30, 2003, due to the net effect of the depreciation and amortization expense relating to the relatively long-life fixed assets and intellectual property rights associated with the acquisition of USCL and SRC and its subsidiaries in the nine-month period ended September 30, 2004, and the depreciation of certain short-life assets of the Company that remained in the nine-month period ended September 30, 2003.

            Other Items

            Amortization of debt discount decreased to $174,747 for the nine-month period ended September 30, 2004 from $292,250 for the nine-month period ended September 30, 2003 due the combined effect of (i) an increase in the amortization period to nine months in the nine-month period ended September 30, 2004 from five months in the nine-month period ended September 30, 2003 as the notes were issued in late April 2003, and (ii) the decrease in the rate of amortization in the nine-month period ended September 30, 2004 as compared to the rate of amortization utilized in the nine-month period ended September 30, 2003 when the notes were extended for an additional year in March 2004 .

            Interest  expense  decreased to $278,099 for the  nine-month  period ended September 30, 2004 from $319,163 for the nine-month period ended September 30, 2003 due primarily to the combined effect of the issuance of the Company's 10% and 8% subordinated notes in April 2003, the cessation of interest expense on a subsidiary's 12% Debentures Payable and Tax Assessment Payable in July and August 2003, and the conversion of $1,000,000 of 8% Promissory Notes to preferred stock in July, 2003.

            Tax Settlement adjustment of $895,622 relates to the accepted and paid Offer in Compromise with the Internal Revenue Service ($50,000) pertaining to a $945,000 tax liability of a subsidiary of the Company.

            Operating Loss

            On a pre-tax basis, we had a loss from continuing operations of $1,695,180 for the nine-month period ended September 30, 2004 compared with a loss from continuing operations of $820,166 for the nine-month period ended September 30, 2003. This change is due to the effect of the tax settlement adjustment in 2003 offset by start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financings in 2003.

            Our loss from continuing operations for the nine-month period ended September 30, 2004 was $1,695,180 compared with our loss from continuing operations of $820,166 for the nine-month period ended September 30, 2003. This change is due to the effect of the tax settlement adjustment in 2003 offset by start-up expenses associated with the acquisition of SRC Technologies, Inc. and its subsidiaries and the related private financings in 2003. For the nine-month period ended September 30, 2004, loss per common share from continuing operations, basic and diluted, was $.16 per share. For the nine-month period ended September 30, 2003, loss per common share from continuing operations, basic and diluted, was $.12 per share.

            Our income from discontinued operations for the nine-month period ended September 30, 2004 was nil compared with income of $533,634 from discontinued operations for the nine-month period ended September 30, 2003 due to a gain on the sale of a subsidiary of the Company. For the nine-month period ended September 30, 2003, income per common share from discontinued operations, basic and diluted, was $.08 per share.

            Our net loss for the nine-month period ended September 30, 2004 was $1,695,180 compared with our net loss of $286,532 for the nine-month period ended September 30, 2003. For the nine-month period ended September 30, 2004, net loss per common share, basic and diluted, was $.16 per share. For the nine-month period ended September 30, 2003, our net loss per common share, basic and diluted, was $.04 per share.

      B.    Liquidity and Capital Resources
            -------------------------------

            The Company has incurred substantial losses, sustained substantial cash outflows from operating activities and had a working capital deficit at September 30, 2004 and December 31, 2003. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations, financial obligations as they become due, and ultimately to achieve profitable operations. The Company is continuously in the process of raising additional financing and has initiated a cost reduction strategy. At September 30, 2004 and December 31, 2003, management believed that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisition and increased operations of SRC and ECI, (ii) cost reduction strategies initiated in January and June 2004, and (iii) additional equity and debt financing activities in addition to those set forth in the financial statements. On January 2, 2004, the Company received a notice dated December 31, 2003 from the American Stock Exchange indicating that the Company had demonstrated compliance with the requirement for continued listing on the Exchange. As is the case for all listed issuers, the Company's continued listing eligibility will be assessed on an ongoing basis; however, during the year ending December 31, 2004, the Company will be subject to additional scrutiny (as set forth in
            Section 1009(h) of the AMEX Company Guide) as is the case for any listed company that has regained compliance. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow.

            Off-Balance Sheet Arrangements
            ------------------------------

            At September 30, 2004 and December 31, 2003, the Company had no off-balance sheet arrangements.

            Operating Activities
            --------------------

            We utilized $1,021,523 of cash in operating activities during the nine-month period ended September 30, 2004. We had a net loss of 1,695,180 during this period, which included an aggregate of $383,158 of non-cash items, including depreciation and amortization, amortization of debt discount, allowance for doubtful accounts and a charge for the issuance of common stock of the Company for services. In addition to the impact of non-cash items, our operating activities for the nine-month period ended September 30, 2004 also reflected an increase in inventory and accounts payable, accrued expenses and other liabilities, and a decrease in accounts receivable and other assets.

            We utilized $1,114,894 of cash in operating activities during the nine-month period ended September 30, 2003. We had a net loss of $286,532 during this period which included depreciation and amortization, non-cash items, amounting to $93,463. In addition to the impact of non-cash items, our operating activities for the nine-month period ended September 30, 2003 also reflected an increase in deferred grant revenue and a decrease in accounts receivable, inventory, prepaid expenses, and accounts payable, accrued expenses and other liabilities.

            On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised (a) gross proceeds of $700,000 (net cash proceeds of $571,000) in February 2004 from the sale of our common stock (see "Financing Activities" below), (b) restructured (i) certain short-term credit arrangements into a $300,000 Note payable due in February 2005 (see Note A to our Consolidated Financial Statements) and (ii) a certain line of credit into a $150,000 secured note payable, (c) raised $150,000 through the issuance of our 25% Secured Notes in July and August 2004, and (d) raised $150,000 through the issuance of our 10% Convertible Subordinated Notes and related Class C warrants in October 2004.

            Financing Activities
            --------------------

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

            In June 2004, in an effort to conserve the financial resources of the Company, the Board of Directors of the Company deferred 100% of the salaries of four officers of the Company until such time as the Board deems otherwise. In September 2004, three of the aforementioned officers were terminated by the Company.

            On June 28, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an officer and employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon is due September 28, 2004. The Company is currently negotiating new terms with regard to this note.

            As of July 1, 2004, 80% of the holders of the Company's 10% subordinated notes agreed to defer $20,000 of interest due on such date to October 1, 2004 in consideration of the Company issuing to them 153,846 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.39 per share. As of October 1, 2004, 75% of the holders of the Company's 10% subordinated notes agreed to defer $18,750 of interest deferred to October 1, 2004 to January 1, 2005 in consideration of the Company issuing to them an additional 170,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

            In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 -all owned by the
            Company. On October 1, 2004, 100% of the holders of the Company's 24% Secured Notes agreed to defer $5,786 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 76,712 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share.

            As of October 1, 2004, 75% of the holders of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 170,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

            In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL's anticipated participation in the "Cellular Call Box Upgrade and Maintenance Service" projects for numerous Service Authority for Freeway Emergencies ("SAFE") programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

            In October and November 2004, the Company issued (i) $125,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 787,500 Class C Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is payable monthly in arrears.

            We are using the funds obtained from these financings to pay certain ECI notes payable and for working capital. The financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

            We did not have any material commitments for capital expenditures as of September 30, 2004.

      C.    Inflation
            ---------

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

            On August 19, 2004, Michael J. Gutowski, then the Company's President and Chief Operating Officer and a director, and Larry M. Reid, then the Company's Executive Vice President and a director, informed the Company that their employment contracts may have been breached. On August 27, 2004, Messrs. Gutowski and Reid filed suit against the Company in the United States District Court, Southern District of Florida, alleging that (i) their employment contracts have been breached and (ii) certain future compensation relating thereto to be paid to them amounting up to an aggregate of $1,003,000 has been accelerated. The name of the case is Michael J. Gutowski and Larry M. Reid v. CNE Group, Inc., Case Number 04-61125.

            The Company does not believe that it has committed any breach of these agreements and, accordingly, has not incurred the claims that these officers are alleging. In addition, the Company believes that Messrs. Gutowski and Reid have committed violations of their employment agreements and have taken other actions that have damaged the Company. The Company has filed a defense to this action and asserted appropriate counterclaims. This litigation is ongoing and no amounts have been accrued as of September 30, 2004 related to this matter. Since the institution of this litigation Messrs. Gutowski and Reid have been terminated as officers, directors and employees of the Company's subsidiaries and as officers and employees of the Company, and have been removed as members of the Company's Executive Committee. They currently remain as directors of the Company.

            On October 5, 2004, Carol L. Gutowski, then an officer of one of the Company's subsidiaries and a former director of the Company, instituted a suit against the subsidiary in the Circuit Court, 17th Judicial Circuit, Broward County, Florida, charging a breach of her employment agreement with the subsidiary and claiming that certain future compensation relating thereto to be paid to her from the subsidiary amounting up to an aggregate of $274,000 has been accelerated. Since the institution of this litigation Ms. Gutowski has been terminated as an officer and director of the subsidiary. The Company does not believe that its subsidiary has committed any breach of this agreement and, accordingly, has not incurred the claims that Ms. Gutowski is alleging. The Company has named Ms. Gutowski as a counterclaim defendant in the litigation pending in federal court referred to above and has asserted certain claims against her in that action. The subsidiary has filed an answer to this action. This litigation is ongoing and no amounts have been accrued as of September 30, 2004 related to this matter.

Item 5.     Other Information.

            On April 28, 2004, the Company's Board of Directors approved the Company's Code of Business Conduct and Ethics for the Directors, Officers and Employees of CNE Group, Inc. (the "Code"). The Company has posted the Code on its corporate website: www.cnegroupinc.com.
                                                          --------------------

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

            (b) Reports on Form 8-K:

                  The Company filed a report on Form 8-K on February 10, 2004 and two reports on Form 8-K on June 14, 2004, a report on Form 8-K on July 9, 2004 and a report on Form 8-K on September 13, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CNE GROUP, INC.


                                     /s/ George W. Benoit
Date: November 22, 2004              -----------------------------------------
                                     George W. Benoit, Chairman of the Board
                                     of Directors, and Chief Executive
                                     Officer


                                     /s/ Anthony S. Conigliaro
                                     -----------------------------------------
Date: November 22, 2004              Anthony S. Conigliaro, Vice President and
                                     Chief Financial Officer