Form 10KSB
period 2004-12-31
CNE GROUP INC
filed 2005-04-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

(Mark One)

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004 ____________

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

      For the transition period from __________ to __________

      Commission file number l-9224
                             ------

                                 CNE Group, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                             56-2346563
-----------------------------------------   ------------------------------
      (State or Other Jurisdiction of            (I.R.S. Employer
       Incorporation or Organization)          Identification No.)

        200 West 57th Street, Suite 507, New York, NY              10019
-------------------------------------------------------         -----------
          (Address of Principal Executive Offices)              (Zip Code)

                                  212-977-2200
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)

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

Yes X  No
   ---   ---

                           (Cover page 1 of 2 pages)

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.______

      Issuer's revenues for 2004, its most recent fiscal year, were $2,675,986.

      As of April 8, 2005, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $2,178,600.
                                               ----------

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                       Outstanding at April 8, 2005
                 -----                       ----------------------------

   Common stock - par value $0.00001                10,790,915
   ---------------------------------                ----------

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

Item l. Description of Business.

The Company was incorporated under the laws of the State of Delaware in 2003. Unless the context requires otherwise, the term "Company," "our," or "we" refers to CNE Group, Inc. and its wholly-owned subsidiaries SRC Technologies, Inc., U.S. Commlink, Ltd. and CareerEngine Network, Inc.

      General
      -------

      We are a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC") and U.S. Commlink, Ltd. ("US Commlink"). SRC has two operating subsidiaries; Connectivity, Inc. ("Connectivity") and Econo-Comm, Inc. ("ECI"). Econo-Comm, Inc. conducts business under the name of Mobile Communications and is sometimes referred to herein as "Mobile Comm." These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. SRC has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices. In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue, and is not significant to the operations of the Company.

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

      We provide a 12-month warranty that our hardware performs within certain specifications, and we warrant the performance of our software for a like period of time. To date, we have not received notice of any warranty claims. We have accrued $1,000 for future warranty claims for the year ended December 31, 2004.

      Mobile Comm has a number of customers with which it has long term service and maintenance contracts for wireless communications products. Many of these customers are state, county and municipal agencies. US Commlink also provides service and maintenance contracts to its customers.

      Connectivity, Inc.
      ------------------

      Connectivity has marketed wireless call box products to a variety of federal, state and local government agencies and departments, and numerous other vertical markets throughout the United States. Some of our customers include:

            o     State Departments of Transportation (DOT's);

            o     college campuses;

            o     private and public golf courses;

            o     hospitals;

            o     air/sea ports;

            o     parking facilities; and

            o     amusement/county parks.

      The retail prices for these products range from $2,500 to over $5,000, depending upon the features that are included. Connectivity's profit margins vary, depending on the type of distribution channel through which its products are sold.

      Prior to June 25, 2003, Connectivity marketed its call boxes directly to end users and through a network of approximately 25 independent Authorized Agents, referred to as AA's, throughout the United States pursuant to oral agreements that could be terminated by either party at will. The AAs purchased the products from Connectivity at a discount equal to between 10% and 25% of retail prices. The AA's were not required to purchase any minimum number of units, but were not permitted to sell competing products. For the fiscal year ended December 31, 2003, Connectivity sold approximately 84% of its products directly to end users and approximately 16% to AA for resale. No one distributor accounted for more than 5% of its sales during this period.

      On June 25, 2003, Connectivity entered into a written distribution agreement with Motorola, Inc. pursuant to which Motorola has begun marketing certain Connectivity call boxes in North America through its network of authorized dealers. The dealers purchase these products from Connectivity at a discount from retail prices. Dealers are not required to purchase any minimum number of units, and are permitted to sell competing products. All of the AAs previously used by us are Motorola dealers and are participating in our distribution agreement with Motorola. We also continue to market our products directly. For the fiscal year ended December 31, 2004, Connectivity sold approximately 29% of its products directly to end users and approximately 71% to dealers for resale.
      Motorola accounted for approximately 63% of Connectivity's sales during this period.

      U.S. Commlink, Ltd.
      -------------------

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

      Mobile Comm
      -----------

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

      Revenue Distribution
      --------------------

      Mobile Comm's, Connectivity's and US Commlink's revenue accounted for approximately 38%, 46%, and 12%, respectively, of CNE's revenue for the year ended December 31, 2004. Maintaining radio systems, maintaining and servicing call boxes, and other maintenance services accounted for approximately 66% of Mobile Comm's revenue for the year ended December 31, 2004.

      Competition
      -----------

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

      Research and Development
      ------------------------

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

      Manufacturing and Suppliers
      ---------------------------

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

      Patents and Intellectual Property
      ---------------------------------

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

      Industry Practices Impacting Working Capital
      --------------------------------------------

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

      Our standard terms require customers to pay for our products and services in U.S. dollars within 30 days after receipt of invoice. Non-U.S. customers are required to pay in U.S. Dollars when the order is placed. There were no sales to non-U.S. customers for the fiscal years ended December 31, 2004 and 2003. On projects that require special components, we generally receive 25-50% of our payment when we begin and the balance 30 days after completion.

      Employees
      ---------

      As of April 1, 2005, including our two executive officers, we employed 19 employees; 13 by Mobile Comm (two engineers, eight wireless communications technicians, two administrative personnel, and one executive personnel), two by Connectivity (two sales personnel), two by US Commlink (one in construction management and one executive) and three at our executive offices in New York City (one communications technician and two executive personnel). The majority of our employees are professional, technical or administrative personnel who possess training and experience in engineering, computer science, or management. We have no union contracts. We believe that our employee relations are satisfactory.

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

      Our success also depends, to a significant, extent upon the contribution of our executive officers and other key employees. We have employment agreements with our executive officers, and maintain an employee stock option plan whereby key employees can participate in our success. All of our employees are currently covered by this plan.

      Our Discontinued Operations
      ---------------------------

      In August 2003 the Company, for nominal consideration, sold all the stock of one of the subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and recognized a gain amounting to approximately $583,634.

      Subsidiaries
      ------------

      Our active subsidiaries are SRC Technologies, Inc., U.S. Commlink, Ltd., and CareerEngine Network, Inc. SRC's subsidiaries are Connectivity, Inc. and Econo-Comm, Inc. (d/b/a/ Mobile Communications). CareerEngine Network, Inc.'s subsidiaries are CareerEngine, Inc., Shaw Realty Company, Inc., Helmstar Funding, Inc., Burrows, Hayes Company, Inc., Dover, Sussex Company, Inc., Housing Capital Corporation, Randel, Palmer & Co., Inc., Parker, Reld & Co., Inc., McAdam, Taylor & Co., Inc. and Ryan, Jones & Co., Inc. CareerEngine, Inc.'s wholly-owned subsidiaries include Advanced Digital Networks, Inc. and A.E. Lander Corp. (formerly Alexander Edwards International, Inc.). All of CareerEngine Network, Inc.'s direct and indirect subsidiaries are operationally inactive except for CareerEngine, Inc.

      Regulation
      ----------

      We do not believe that our business is subject to regulation as it is currently being conducted.

      American Stock Exchange Listing
      -------------------------------

      On December 31, 2003, we received notice from the American Stock Exchange Staff indicating that we had evidenced compliance with the requirements necessary for continued listing on the American Stock Exchange.

      As is the case for all listed issuers, our continued listing eligibility is assessed on an ongoing basis and we continue to be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed Company that has regained compliance.

      Risk Factors That May Affect Future Results
      -------------------------------------------

      The following discussion highlights certain of the risks we currently face.

            Risks Related to our Financial Condition
            ----------------------------------------

                  We have operated on a negative cash flow basis and our business and financial condition will be materially and adversely affected if we are unable to generate a positive cash flow on a continuing basis.

                  For the year ended December 31, 2004, we operated at an average monthly negative cash flow rate of approximately $158,000. We estimate that, based on our current rate of operations, we must generate an aggregate of at least approximately $580,000 per month in average gross revenues in order for our cash flow to be adequate to cover our operating expenses and capital expenditures. We cannot assure you when or if we will ever be able to operate on a positive cash flow basis. If we are unable to achieve the level of revenues needed to attain a positive cash flow, we may be required to take actions, including but not limited to reducing our operations, seeking an acquisition and/or merging with another entity, that could materially change and/or adversely affect our business.

                  We have a history of losses and we cannot assure you that we will be able to operate profitably in the foreseeable future, if at all.

                  We have not had income from  continuing  operations  since our fiscal year ended December 31, 1997. For our fiscal years ended December 31, 2004 and December 31, 2003 we incurred losses from continuing operations of approximately $2,334,000 and $1,703,000, respectively. Our ability to become profitable depends on our ability to increase our revenues to an average of approximately $580,000 per month while keeping our expenses at current levels. In January, June and October 2004, and in February and April 2005 our management took several actions, including reducing executive salaries and administrative expenses and the waiving certain debt service payments, in an effort to address this problem and our negative cash flow problem. If we do achieve profitability, we cannot assure you that we will be able to sustain or increase such profitability on a monthly, quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could

                        o     result in disappointing financial results,

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

                  If we are unable to pay or otherwise satisfy substantial indebtedness that becomes due at the end of April and in June 2005, way may be unable to continue our business.

                  On April 30 and June 30, 2005, in accordance with the terms of currently outstanding principal indebtedness, we will be required to pay approximately $1,750,000 and $150,000 respectively. If we are unable to pay or otherwise reschedule or satisfy this indebtedness, we will most likely be unable to continue our business. We currently do not have the financial resources to pay this indebtedness and have no agreement to reschedule or otherwise satisfy it. Accordingly, we cannot assure you that we will be able to satisfy this indebtedness.

                  We may be unable to continue as a going concern.
                  ------------------------------------------------

                  Our independent auditors' report on our consolidated financial statements for the years ended December 31, 2004 and 2003 includes language reflecting that substantial doubt exists, as to our ability to continue as a going concern. Our management's notes to these financial statements included a discussion of our ability to continue as a going concern. They describe the reasons why there is substantial doubt about our ability to continue as a going concern. Our financial statements show an accumulated deficit at December 31, 2004 of approximately $21,500,000 and an accumulated deficit at December 31, 2003 of approximately $19,100,000. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As noted above, we cannot assure you that we will not continue to incur net losses and negative cash flow for the foreseeable future.

                  Under certain circumstances we could incur an impairment loss that could adversely affect our stockholders' equity.

                  We  have  accounted  for  our   acquisition  of  SRC  and  its
                  affiliated  companies,  and US  Commlink  under  the  purchase method, which resulted in our recording approximately $7,286,000 in goodwill. If, among other things, these companies, in the aggregate, are unable to attain and sustain a positive cash flow by approximately December 2005, one year after our last valuation, we may incur an impairment loss that could decrease the value of our goodwill and adversely affect our stockholders' equity to the extent of this loss.

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

                        o     increase marketing and sales,

                        o     develop new or enhanced technology,

                        o     respond to competitive pressures,

                        o     establish strategic relationships, and/or

                        o     provide for working capital.

                  If we raise such financing by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be diluted. Any new debt or equity securities could have rights, preferences and privileges senior to rights of our common stock holders. We currently have no commitments for any such financing and, accordingly, cannot assure you that such financing will be available when and to the extent required or that, if available, it will be on terms acceptable to us. If adequate financing is not available on acceptable terms, we may be unable to finance the activities referred to above. In such event, our business may be adversely affected.

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

                  We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed. Technology companies generally, and our company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options granted to our officers and employees, although our cash position would not be affected, our income from continuing operations and our stockholders' equity would decrease and our stock price could be adversely affected. In such event, we may have to decrease or eliminate option grants to our officers and employees, which could negatively impact our ability to attract and retain qualified employees and executive personnel.

                  Our ability to use net operating loss carryforwards may be limited in the future, which could adversely affect our financial condition.

                  As of December 31, 2004, we had a federal income tax net operating loss carryforward of approximately $38.8 million.
                  Section 382 of the Internal Revenue Code of 1986, as amended, (the "Code") provides that our use of our net operating loss carryover and similar corporate tax attributes is limited if there is an "ownership change" as defined in that Section. In general, the post-ownership change limitation is an amount equal to our fair market value multiplied by a deemed rate of return on the investment of that fair market value. The selected deemed rate of return is the federal "long-term tax exempt rate," reflecting the rate of return on our equity value had we sold our assets and invested the proceeds in long-term tax-exempt bonds. The application of the limitation would severely restrict our ability to use our net operating loss carryforward to offset any taxable income we may earn in future years. This would adversely affect our net after tax cash, which could adversely affect our financial condition as well as the price of our common stock.

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

            Risks Related to our Business
            -----------------------------

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

                  Approximately 70% of our gross and net revenues for our fiscal year ended December 31, 2004 were generated by our participation in public projects. This participation involves competitive bidding, which generally requires us to post a bid bond equal to 10% of the total cost of the project. If we are awarded the bid, we are usually required to post a 100% performance bond. We have been able to obtain these bonds for the work we currently are performing but, because of our weak financial condition, in the future we may be required to obtain a financially responsible partner to participate with us in the bidding process. We cannot assure you that such a partner will be available to us, if required. If and to the extent that we fail to find such a partner when needed, our business would be adversely affected.

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

                  Our products may have defects despite any internal testing that we may undertake. These defects could result in product returns or recalls and loss or delay in market acceptance, which could materially and adversely affect our business, operating results, and/or financial condition. We warrant our products against certain defects for a period of one year and, although we have not received notice of any warranty claims in the past, we cannot assure you that no such claims will be made in the future.

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

                  We depend on the continued  services and performance of George
                  W. Benoit, our Chairman and Chief Executive Officer and Anthony S. Conigliaro, our Chief Financial Officer, for our future success. If either Mr. Benoit or Mr. Conigliaro becomes unable or unwilling to continue in his current position, our business and financial conditions could be damaged. We are not the beneficiaries of any key person life insurance covering them or any other executive.

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

            Risks Related to the ownership of our Common Stock
            --------------------------------------------------

                  Because our assets are insufficient to pay our outstanding debt and preferred stock liquidation preferences, if we liquidated now, owners of our common stock would not receive any proceeds from the liquidation.

                  As of December 31, 2004, we had outstanding indebtedness of approximately $3,994,000 and outstanding preferred stock with an aggregate liquidation preference of $4,137,966. Accordingly, if we liquidated, based on our current financial condition, no assets would be available for distribution to our common stockholders after distributions to creditors and holders of our preferred stock.

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

                  Although  our  common  stock  is  listed  for  trading  on the
                  American Stock Exchange (the "AMEX"), it could be delisted because we may be unable to satisfy certain AMEX listing guidelines, including earnings per share, market price and stockholders' equity criteria. Among other things, we must (i) continuously maintain our stockholders' equity in excess of
                  $6,000,000, and (ii) hold, annually, a meeting of our stockholders, to meet the AMEX's continuing listing requirements. On August 26, 2003, we received notice from the AMEX that as of June 30, 2003, we were below certain of its continuing listing standards. At that date, our stockholders' equity was $2,069,635; however, at September 30, 2003, our stockholders' equity was $6,900,790. On January 2, 2004 we received a notice dated December 31, 2003 from the AMEX Staff indicating that we evidenced compliance with the requirements necessary for continued listing on the AMEX. As is the case for all listed issuers, our continued listing eligibility is assessed on an ongoing basis and we continue to be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed company that has regained compliance. If we fail to comply with the continuing listing standards, our securities would most likely be delisted from the AMEX. We cannot assure you that we will continue to be in such compliance.

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

                  Our executive officers and directors, and persons or entities affiliated with them, currently control about 17.2% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

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

                  We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from $0.15 to $6.00 per share, represent approximately 73.8% of our total outstanding stock on a fully-diluted basis. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders' percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market, such as sales by the selling stockholders pursuant to this prospectus, could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Item 2. Description of Property.

      Our principal executive offices and e-recruiting business are located at 200 West 57th Street, Suite 507, New York, New York 10019 where we rent approximately 500 square feet under a lease that will expire on April 30, 2005 pursuant to which we pay a base monthly rental of $3,250. SRC, Connectivity and Mobile Comm are located at 3733 NW 16th Street, Lauderhill, FL 33311, where they rent approximately 5,000 square feet under a lease that expires on March 31, 2006 pursuant to which we pay a base monthly rental of $6,750. This lease is with affiliates of Thomas Sullivan, who is one of our executive officers and Gary L. Eichsteadt, who is one of our directors and one of our employees. US Commlink is located at 6244 Preston Avenue, Livermore, CA 94550, where it leases approximately 2,000 square feet under a lease that expires May 31, 2005 pursuant to which we pay a base monthly rental of $1,981.

Item 3. Legal Proceedings.

      We are a party to various vendor related litigations. Based on the opinion of legal counsel, we have accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses within the consolidated financial statements at December 31, 2004.

Item 4. Submission of Matters to a Vote of Security-Holders.

      On June 18, 2004, we held an annual meeting of our stockholders at which our stockholders elected three directors, ratified the selection of our auditors for 2004 and approved and adopted an amendment to our 2003 Stock Incentive Plan.

      Our stockholders elected George W. Benoit, David W. Dube and Carol A. Gutowski for three year terms. The following table sets forth the number of votes for, against, withheld, abstained and broker no votes:

                                                                      Broker No
      Name of Director       For      Against   Withheld  Abstained     Votes
      ----------------       ---      -------   --------  ---------     -----

      George W. Benoit    7,747,103        --    35,243          --          --
      David W. Dube       7,747,203        --    35,143          --          --
      Carol L. Gutowski   7,747,203        --    35,143          --          --

      Our stockholders ratified the selection of Rosen Seymour Shapss Martin & Company LLP as our auditors for 2004. The vote was 7,751,5033 for, 21,733 against, none withheld, 9,110 abstained and no broker no votes. Our stockholders also ratified the resolution to approve and adopt an amendment to the 2003 Stock Incentive Plan. The vote was 5,400,591 for, 89,087 against, none withheld, 2,525 abstained and 2,143,865 broker no votes.

      On June 30, 2004, Ms. Gutowski resigned from our board, and on June 28, 2004, Anthony S. Conigliaro, our Vice President and Chief Financial Officer, was appointed to our board. On January 11, 2005, as part of the settlement of litigation with Mr. Gutowski and Larry M. Reid, the both resigned as directors. On April 6, 2005, we terminated Rosen Seymour Shapss Martin & Company LLP as our independent auditors and appointed Wheeler, Herman, Hopkins & Lagor, P.A.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

      Exchange Listing:
      -----------------

      Our common stock is listed on the American Stock Exchange  (trading symbol
      CNE).

      The number of record holders of our common stock as of April 1, 2005 was approximately 287.

      Equity Sale Prices:
      -------------------

                                       Common Stock
                                       ------------
                       High Sales Price            Low Sales Price
                       ----------------            ---------------
              2004
              ----
          1st Quarter       1.20                          0.50
          2nd Quarter       1.35                          0.37
          3rd Quarter       0.40                          0.23
          4th Quarter       0.50                          0.30

              2003
              ----
          1st Quarter       0.96                          0.25
          2nd Quarter       1.20                          0.55
          3rd Quarter       0.92                          0.45
          4th Quarter       0.65                          0.52

      Dividends:
      ----------

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

      Private Issuance of Company Securities:
      ---------------------------------------

      During the year ended December 31, 2004, we issued common stock, notes and warrants in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. For information on these issuances, see "Part II - Item 6: Management's Discussion and Analysis of Financial

      Condition and Results of Operations - Liquidity and Capital Resources." We issued preferred stock, common stock, warrants and notes in connection with our acquisition of SRC and ECI pursuant to the exemption from registration provided by Regulation D promulgated under the Securities Act. For information on these issuances, see "Part II - Item 7: Financial Statements - Notes to Financial Statements."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Summary Financial Information
      -----------------------------

      The summary financial data set forth below are derived from and should be read in conjunction with the financial statements, including the notes thereto, filed as part of this Annual Report in Form 10-KSB.

                                                               Year Ended December 31,
                                                               -----------------------
                                                              2004                     2003
                                                              ----                     ----
                                                           (in thousands, except share data)
           Statement of Operations Data
             Revenues                                        $ 2,676                  $ 2,149
             Net loss                                        $(2,333)                 $(1,119)
             Net loss per
              common share:
               Basic                                         $  (.22)                 $  (.16)
               Diluted                                       $  (.22)                 $  (.18)
             Weighted average number  of common shares
              outstanding:
               Basic                                       10,545,082                7,161,756
               Diluted                                     10,545,082               10,541,956


                                                                       December 31,
                                                             2004                       2003
                                                             ----                       ----
                                                                      (in thousands)
          Balance Sheet Data
             Working capital                               $ (3,147)                   $  (544)
             Total assets                                  $  9,589                    $10,141
             Total liabilities                             $  3,994                    $ 3,873
             Stockholders' equity                          $  5,595                    $ 6,268

      General
      -------

      We are a holding company whose primary operating subsidiaries are SRC and US Commlink. SRC, also a holding company, is the parent of Connectivity and ECI. These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government agencies as well as other vertical markets located throughout the United States. In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue, and is not significant to the operations of the Company.

      Acquisition of all of the outstanding stock of SRC and ECI
      ----------------------------------------------------------

      On April 23, 2003 we issued (i) 899,971 shares of our common stock, (ii) 1,697,966 shares of our non-voting Series A Preferred Stock and an equal number of ten year Class A Warrants, (iii) 4,400 shares of our Series B Preferred Stock, and (iv) 9,735,875 shares of our non-voting Series C
      Preferred Stock and a like number of ten year Class C Warrants, for 100% ownership of SRC, US Commlink and ECI. In addition, ECI's sellers retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent related to the operation of ECI's business in exchange for notes aggregating $2,000,000 bearing 8% interest. The consolidated financial statements include the operating results of US Commlink, and those of SRC and ECI from the date of their acquisition. The details of such transactions are set forth below.

            SRC
            ---

      On April 23, 2003, we issued to Mr. and Mrs. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of our non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, each to purchase one share of our Common Stock at $1.00 per share. The Class C Warrants are not exercisable or detachable from the Series C Preferred Stock prior to 66 months after their issuance.

      We issued to the other former common stockholders of SRC, including Mr. Reid, an aggregate of 899,976 shares of its Common Stock, 1,697,966 shares of our non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of our Common Stock at $1.00 per share. The Class A Warrants are not exercisable or detachable from the Series A Preferred Stock prior to 66 months after their issuance.

      On January 10, 2005, as part of the a litigation settlement with Messrs. Reid and Gutowski and Mrs.

      Gutowski, they agreed to exchange all of their Class AA, Class A and Class C Preferred Stock, and all of their 1,550,000 incentive stock options for 850,000 shares of our common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

      We issued an aggregate of 4,400 shares of our Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock.

            ECI
            ---

      On April 23, 2003, the Company issued to Gary L. Eichsteadt and Thomas Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. We also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, we transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, in 2003 we transferred our title to the ECI Patent to SRC. In 2004 we transferred title back to us as collateral for certain or our 24% secured notes.

      On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Mrs. Gutowski. On August 31, 2003, Mr. and Mrs. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock and on June 18, 2004 Messrs, Eichsteadt and Sullivan also converted their note into 1,000,000 shares of the Company's Series AA Preferred Stock. As noted above, Mr. Gutowski and Mrs. Gutowski's Series AA Preferred Stock are subject to an exchange agreement for common stock.

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

      Catastrophe of September 11, 2001
      ---------------------------------

      In 2001, our headquarters were located at Suite 2112 of Two World Trade Center in New York City. In April and September 2002, and August 2003, we received governmental assistance grants related to the catastrophe aggregating $300,000. The grants have a restriction that could require their repayment, specifically if we were to relocate a substantial portion our operations outside of New York City before May 1, 2005. Until such time as this restriction no longer applies, we will classify the grants as a liability of the Company. We will remove the liability and record grant income on our financial statements when these restrictions lapse or are satisfied or, alternatively, repay such grants if the above condition is not satisfied.

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

      We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements:

            Allowance for Doubtful Accounts, Revenue Recognition
            ----------------------------------------------------

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

      At December 31, 2004, our allowance for doubtful accounts was $51,000 or 22.9% of gross receivables, compared to $51,500 or 18.8% of grow receivables as of December 31, 2003. The increase in the reserve as a percentage of gross receivable from prior year is the result of a decrease in accounts receivable and a requirement for an allowance for doubtful accounts of an almost equal amount to that required in 2003.

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

            Valuation of Goodwill. Purchased Intangible Assets and Long-Lived Assets

      We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their caring value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on market capitalization. Fair value of other intangible assets and long-lived assets is determined by future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the anticipated net cash flows attributable to the asset are less than the asset's carrying value. The fair value of the long-lived asset then becomes the asset's new carrying value, which we depreciate over the remaining estimated useful life of the asset. See Note D "Intellectual Property Rights and Goodwill."

      Recent Accounting Pronouncements
      --------------------------------

      In  January  2003,  the FASB  issued  FIN 46,  Consolidation  of  Variable
      Interest Entities (VIE's), and a revision to FIN 46 in December 2003 (together, "FIN 46"), which requires identification of the Company's participation in VIE's. VIE's are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on the assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interest in VIE's that are deemed significant, even if consolidation is not required. FIN 46 is effective for all VIE's created after January 31, 2003. The Company adopted FIN 46 during 2003 and the adoption of this interpretation did not have an impact on the Company's consolidated financial statements in 2004 or 2003.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard during 2003 and the adoption did not have an impact on the Company's consolidated financial statements in 2004 or 2003.

      During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29") required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

      During December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. SFAS 123R will be effective for the Company beginning January 1, 2006.

      In implementing SFAS 123R the Company will apply the modified  prospective
      application  transition  method.  The  modified  prospective   application
      transition method requires the application of this standard to:

            o     All new awards issued after the effective date;

            o All modifications, repurchased or cancellations of existing awards after the effective date; and

            o     Unvested awards at the effective date.

      For unvested awards, the compensation cost related to the remaining "requisite service' that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123R.

A.    Results of Operations: 2004 Compared to 2003
      --------------------------------------------

      Revenues

      Total revenues from continuing operations increased to $2,675,986 for the year ended December 31, 2004 from $2,149,370 for the year ended December 31, 2003.

      Product sales income increased to $1,884,751 for the year ended December 31, 2004 from $1,445,324 for the year ended December 31, 2003 due to the increase in sales to our dealers, primarily Motorola, Inc.

      Service fee income increased to $686,647 for the year ended December 31, 2004 from $548,762 for the year ended December 31, 2003 due to our Florida operations being awarded new contracts in 2004.

      Internet related income decreased to $104,588 for the year ended December 31, 2004 from $155,284 for the year ended December 31, 2003 as the operations of our subsidiary, CareerEngine, Inc. continue to decline due to our relatively small size in the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income increased to $1,553,749 for the year ended December 31, 2004 from $1,176,900 for the year ended December 31, 2003 due to our increased revenue from continuing operations.

      Other Expenses

      Total other expenses from continuing operations increased to $2,943,177 for the year ended December 31, 2004 from $2,666,457 for the year ended December 31, 2003.

      Selling expenses decreased to $35,522 for the year ended December 31, 2004 from $47,806 for the year ended December 31, 2003 due to the decrease in the number of trade shows we participated in 2004 as compared to 2003.

      Compensation and related costs decreased to $1,081,175 for the year ended December 31, 2004 from $1,212,150 for the year ended December 31, 2003 due primarily to the termination of three officers of the Company in September 2004.

      General and administrative expenses increased to $1,446,671 for the year ended December 31, 2004 from $1,247,096 for the year ended December 31, 2003 primarily due to an increase in legal and audit related services.

      Depreciation and amortization expenses increased to $196,491 for the year ended December 31, 2004 from $159,405 for the year ended December 31, 2003, primarily due to the effect of a complete year of depreciation in 2004 compared to a partial year of depreciation in 2003 on those assets purchased in April, 2003.

      Other Items

      Amortization of debt discount decreased to $199,710 for the year ended December 31, 2004 from $467,000 for the year ended December 31, 2003 due to the effect of the change in the rate of amortization from 12 months to 24 months commencing the date the maturity of the notes was extended.

      Interest expense decreased to $316,051 for the year ended December 31, 2004 from $423,625 for the year ended December 31, 2003 due primarily to the net effect of a decrease in (i) the average outstanding balance of our indebtedness and effective interest rates, for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

      The Tax Settlement adjustment of $895,622, for the year end December 31, 2003 relates to the accepted and paid Offer in Compromise with the Internal Revenue Service ($50,000) pertaining to a previous years' estimated $945,000 tax liability of a subsidiary of the Company.

      Operating Loss

      On a pre-tax basis, we had a loss from continuing operations of $2,333,695 for the year ended December 31, 2004 compared with a loss from continuing operations of $1,688,990 for the year ended December 31, 2003.

      Our loss from continuing operations for the year ended December 31, 2004 was $2,333,695 compared with a loss from continuing operations of $1,702,955 for the year ended December 31, 2003. For the year ended December 31, 2004, loss per common share from continuing operations, basic and diluted, was $0.24 per share. For the year ended December 31, 2003, loss per common share from continuing operations, basic and diluted, was $0.22 per share.

      Income from discontinued operations of $583,634 for the year ended December 31, 2003 relates to a gain on the sale of one of our subsidiaries. For the year ended December 31, 2003, basic income per common share from discontinued operations was $0.08 per share and diluted income per common share from discontinued operations was $0.06 per share.

      Our net loss for the year ended December 31, 2004 was $2,333,695 compared with net a net loss of $1,119,321 for the year ended December 31, 2003. For the year ended December 31, 2004, basic and diluted net loss per common share was $0.22 per share. For the year ended December 31, 2003, basic net loss per common share from was $0.16 per share and diluted net loss per common share was $0.18 per share.

B.    Liquidity and Capital Resources

      As reflected in the 2004 and 2003 financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, and at December 31, 2004 had a working capital and stockholders' deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At December 31, 2004 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisitions of SRC and ECI (ii) cost reduction strategies initiated in January and June 2004 and (iii) additional equity and debt financing activities in addition to those set forth in the financial statements. In addition, the Company had been notified that, subject to the procedural requirements of the American Stock Exchange (the "Exchange"), its stock could be delisted. However, on January 2, 2004 the Company received a notice dated December 31, 2003 from the Exchange indicating that the Company had demonstrated compliance with the requirement for continued listing on the Exchange. However, as is the case for all listed issuers, our continued listing eligibility is assessed on an ongoing basis and we continue to be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed Company that has regained compliance. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate possible cash flow. The 2004 and 2003 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this ongoing concern uncertainty

      Off-Balance Sheet Arrangements
      ------------------------------

      At December 31, 2004, we had no off-balance sheet arrangements.

      Operating Activities
      --------------------

      We utilized $1,220,212 of cash in operating activities during the year ended December 31, 2004. We had a net loss from continuing operations of $2,333,695 during this period which included an aggregate of $445,701 of non-cash items, including depreciation and amortization, amortization of debt discount, allowance for doubtful accounts and common stock issued in lieu of cash for professional fees.. In addition to the net impact of non-cash items, our operating activities for the year ended December 31, 2004 also reflected an increase in inventory, accounts payable, accrued expenses and other liabilities. These were offset in part by decreases in accounts receivable, other current and non-current assets and deferred income.

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

      On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 in February 2004 from the sale of our common stock (see "Financing Activities" below), and restructured certain short-term credit arrangements into a $300,000 note payable due in February 2005. Furthermore, in July through December 2004 we restructured and issued approximately $450,000 of our debt securities.

      Financing Activities
      --------------------

      On April 23, 2003, the Company also completed a private financing pursuant to which it issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was to certain officers of the Company, and 4,165,800 ten year cashless Class B Warrants, each to purchase one share of its Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and are due on April 30, 2004. The aggregate number of shares for which the Warrants may be exercised equal 15% of the Company's outstanding Common Stock on a fully-diluted basis. The Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at the Company's option for an additional year in consideration for the issuance of 10-year warrants to purchase 4% of the Company's then outstanding common stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, the Company valued the Warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

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

      In April 2005, the Company will notify the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an additional of 1,122,100 shares of the Company's common stock at approximately $0.40 per share.

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

      On June 24, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. This employee is also a director of the Company. The note is secured by the furniture and equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration of extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, the individual was issued Warrants to purchase 101,000 shares of the Company's common stock at $0.28 per share.

      In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by the Company. On October 1, 2004, the holders of 100% of the Company's 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company's 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share.

      In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL's anticipated participation in the "Cellular Call Box Upgrade and Maintenance Service" projects for numerous Service Authority for Freeway Emergencies ("SAFE") programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. We cannot assure you that we will participate in these projects or, if we do, to what extent such participation will be. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount receivables financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

      In October, November and December 2004, the Company issued (i) $150,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 945,000 Class C Cashless Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is due at maturity.

      On or about April 1, 2005, two individuals, both of whom are adult children of the Company's Chief Executive Officer, purchased 545,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the common stock and each share is automatically convertible into two shares of common stock when such conversion has been approved by the Company's common stockholders. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to
      Section 4(2) thereof.

      On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company's Chief Executive Officer, purchased 500,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

      On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note is (i) secured by approximately $42,000 in one of the Company's bank accounts; (ii) convertible into the Company's common stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and
      (iii) subordinated to the Company's Senior Indebtedness as that term is defined therein. At April 15, 2005 the outstanding principal balance of the note was $15,000. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted common stock and three-year warrants to purchase an aggregate of 100,000 shares at $0.50 per share, subject to appropriate anti-dilution provisions. The sale of the restricted stock and warrants was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

      We are using the funds obtained from these financings for working capital. The financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      We did not have any material commitments for capital expenditures as of December 31, 2004.

C.    Inflation
      ---------

      We believe that inflation does not significantly impact our current operations.

Item 7. Financial Statements.

      Our financial statements to be filed hereunder follow, beginning with page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CNE Group, Inc.

We have audited the accompanying balance sheets of CNE Group, Inc. and Subsidiaries as of December 31, 2004, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNE Group, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial losses and sustained net operating cash outflows from continuing operations and anticipates that such conditions will continue into fiscal year 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments


                                          WHEELER, HERMAN, HOPKINS & LAGOR, P.A.
                                          CERTIFIED PUBLIC ACCOUNTANTS


Tampa, Florida
April 15, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CNE Group, Inc.

We have audited the consolidated statements of operations, changes in (capital deficit) stockholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CNE Group, Inc. and Subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



                                       ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
                                       CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 5, 2004

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2004

ASSETS
   Current:
      Cash and cash equivalents                                                $     84,408
      Accounts receivable, net of allowance for doubtful accounts of $51,000        172,010
      Inventory                                                                     260,487
      Other                                                                           8,273
                                                                               ------------
        Total current assets                                                        525,178
   Fixed assets, net                                                                394,509
   Intellectual property rights, net                                              1,361,948
   Goodwill                                                                       7,285,894
   Prepaid expenses and other assets                                                 21,265
                                                                               ------------
                  Total assets                                                 $  9,588,794
                                                                               ============

LIABILITIES
   Current:
      Accounts payable and accrued expenses                                    $  1,476,124
      Interest payable                                                              128,050
      Short-term credit arrangements                                                191,395
      Line of credit                                                                 19,199
      Current portion of notes payable                                               17,243
      Notes and debenture payable                                                   850,000
      10% subordinated notes payable                                                966,710
      Other notes payable                                                            23,330
                                                                               ------------
        Total current liabilities                                                 3,672,051
   Notes payable, net of current portion                                             22,059
   Deferred grant revenue                                                           300,000
                                                                               ------------
           Total liabilities                                                      3,994,110
                                                                               ------------

   Commitments and contingencies (Note N)

STOCKHOLDERS' EQUITY
   Preferred stock (Notes A and I)                                                      134
   Common stock (Notes A and J)                                                         121
   Paid-in surplus                                                               29,919,185
   Accumulated deficit                                                          (21,451,656)
                                                                               ------------
                                                                                  8,467,784
   Less treasury stock, at cost - 1,238,656 shares                               (2,873,100)
                                                                               ------------
           Total stockholders' equity                                             5,594,684
                                                                               ------------
                  Total liabilities and stockholders' equity                   $  9,588,794
                                                                               ============

See Notes to Consolidated Financial Statements.                             F-3

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                       Year Ended December 31,
                                                      -------------------------
                                                          2004          2003
                                                      -----------   -----------
Revenues:
   Product sales                                      $ 1,884,751   $ 1,445,324
   Service fee income                                     686,647       548,762
   Internet related income                                104,588       155,284
                                                      -----------   -----------
                                                        2,675,986     2,149,370
   Costs of goods sold                                  1,553,749     1,176,900
                                                      -----------   -----------

      Gross profit                                      1,122,237       972,470

Other expenses:
   Advertising                                             35,522        47,806
   Compensation and related costs                       1,081,175     1,212,150
   General and administrative                           1,446,671     1,247,096
   Product development                                    183,319            --
   Depreciation and amortization                          196,491       159,405
                                                      -----------   -----------
                                                        2,943,177     2,666,457
                                                      -----------   -----------
Loss from continuing operations
   before other income and (expenses)                  (1,820,940)   (1,693,987)

   Amortization of debt discount                         (199,710)     (467,000)
   Interest expense                                      (316,051)     (423,625)
   Tax settlement adjustment (Note M)                          --       895,622
   Interest income                                          3,006            --
                                                      -----------   -----------

Loss from continuing operations before income taxes    (2,333,695)   (1,688,990)

   Income tax provision                                        --        13,965
                                                      -----------   -----------

Loss from continuing operations                        (2,333,695)   (1,702,955)

Discontinued operations:
   Income from discontinued operations                         --       583,634
                                                      -----------   -----------

Net income (loss)                                     $(2,333,695)  $(1,119,321)
                                                      ===========   ===========


See Notes to Consolidated Financial Statements.                             F-4

CNE GROUP, INC. AND SUBSIDIARIES

                                             Year Ended December 31,
                                            ------------------------
                                               2004          2003
                                            ----------    ----------

Income (loss) per common share:
   Basic:
      Loss from continuing operations       $     (.22)   $     (.24)
      Income from discontinued operations           --           .08
                                            ----------    ----------
        Net income (loss)                   $     (.22)   $     (.16)
                                            ==========    ==========
   Diluted:
      Loss from continuing operations       $     (.22)   $     (.24)
      Income from discontinued operations           --           .06
                                            ----------    ----------
        Net income (loss)                   $     (.22)   $     (.18)
                                            ==========    ==========

Weighted average number of common
   shares outstanding:
   Basic                                    10,545,082     7,161,756
                                            ==========    ==========
   Diluted                                  10,545,082    10,541,956
                                            ==========    ==========


See Notes to Consolidated Financial Statements.                             F-5

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in (Capital Deficit) Stockholders' Equity Years ended December 31, 2004 and 2003

                                            Common Stock               Preferred Stock
                                     ---------------------------   ---------------------------     Paid-in      Accumulated
                                        Shares         Amount         Shares         Amount        Surplus        Deficit
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance - January 1, 2003               6,829,600   $    682,960                  $         --   $ 16,290,691   $(17,998,640)
 Portion of $1,000,000 10%
  Subordinated Notes deemed
  Equity subject to amortization                                                                      699,000
 Effect of change in par value
  from $0.10 to $0.00001                                (682,892)                                     682,892
 Stock issued related to
  acquisition of SRC,
  Connectivity, Econo-Comm and
  related intellectual property
  rights                                  899,971              9     11,438,241            114      6,095,836
 Stock options issued for
  services, at market value                                                                           135,250
 Conversion of $2,300,000 12%
  Debentures Payable and related
  interest to Equity                    1,150,000             12                                    2,644,988
 Conversion of $1,000,000 8%
  Promissory Notes to Equity                                          1,000,000             10        999,990
 Sale of common stock for cash          1,250,000             12                                      499,988
 Capital contributions by
  officers, directors and
  stockholders in the form of
  compensation and interest
  forgiveness                                                                                         209,580
 Net loss                                                                                                         (1,119,321)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance - January 1, 2004              10,129,571   $        101     12,438,241   $        124   $ 28,258,215   $(19,117,961)
 Sale of common stock for cash          1,750,000             18                                      570,982
 Conversion of $1,000,000 8%
  Promissory Notes to Equity                                          1,000,000            100        999,990
 Common stock issued for services,
  at market value                         150,000              2                                       49,998
 Capital contributions by an
  officer and employee in the form
  of interest forgiveness                                                                              40,000
 Net loss                                                                                                         (2,333,695)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance - December 31, 2004            12,029,571   $        121     13,438,241   $        134   $ 29,919,185   $(21,451,656)
                                     ============   ============   ============   ============   ============   ============


                                          Treasury Stock
                                     ---------------------------
                                        Shares         Amount          Total
                                     ------------   ------------    ------------
Balance - January 1, 2003               1,238,656   $ (2,873,100)   $ (3,898,089)
 Portion of $1,000,000 10%
  Subordinated Notes deemed
  Equity subject to amortization                                         699,000
 Effect of change in par value
  from $0.10 to $0.00001                                                      --
 Stock issued related to
  acquisition of SRC,
  Connectivity, Econo-Comm and
  related intellectual property
  rights                                                               6,095,959
 Stock options issued for
  services, at market value                                              135,250
 Conversion of $2,300,000 12%
  Debentures Payable and related
  interest to Equity                                                   2,645,000
 Conversion of $1,000,000 8%
  Promissory Notes to Equity                                           1,000,000
 Sale of common stock for cash                                           500,000
 Capital contributions by
  officers, directors and
  stockholders in the form of
  compensation and interest
  forgiveness                                                            209,580
 Net loss                                                             (1,119,321)
                                     ------------   ------------    ------------
Balance - January 1, 2004               1,238,656   $ (2,873,100)   $  6,267,379
 Sale of common stock for cash                                           571,000
 Conversion of $1,000,000 8%
  Promissory Notes to Equity                                           1,000,000
 Common stock issued for services,
  at market value                                                         50,000
 Capital contributions by an
  officer and employee in the form
  of interest forgiveness                                                 40,000
 Net loss                                                             (2,333,695)
                                     ------------   ------------    ------------
Balance - December 31, 2004             1,238,656   $ (2,873,100)   $  5,594,684
                                     ============   ============    ============


See Notes to Consolidated Financial Statements.                             F-6

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                          --------------------------
                                                                             2004           2003
                                                                          -----------    -----------
Cash flows from operating activities:
   Loss from continuing operations                                        $(2,333,695)   $(1,702,955)
   Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
        Depreciation and amortization                                         196,491        159,405
        Issuance of common stock for services                                  50,000        135,250
        Provision for doubtful accounts                                          (500)        16,500
        Amortization of debt discount                                         199,710        467,000
        Tax settlement adjustment                                                           (895,622)
        Changes in:
           Accounts receivable                                                 35,848       (123,754)
           Inventory                                                          (13,768)       (15,833)
           Prepaid expenses and other assets                                   17,263         15,066
           Accounts payable, accrued expenses and other liabilities           652,059        551,184
           Deferred revenue                                                   (23,620)        23,620
           Deferred grant revenue                                                              8,173
                                                                          -----------    -----------
Cash used in continuing operations                                         (1,220,212)    (1,361,966)
Cash provided by discontinued operations                                           --             --
                                                                          -----------    -----------

              Net cash used in operating activities                        (1,220,212)    (1,361,966)
                                                                          -----------    -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                                        (30,224)       (35,478)
                                                                          -----------    -----------

              Net cash used in investing activities                           (30,224)       (35,478)
                                                                          -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance 1,250,000 shares of Common Stock                         --        500,000
   Proceeds from issuance 1,750,000 shares of Common Stock                    571,000
   Proceeds from issuance of 10% notes payable                                             1,000,000
   Proceeds from other notes payable                                                         300,000
   Proceeds from 18% note payable                                             300,000
   Proceeds from 10% secured notes payable                                    150,000
   Proceeds from 24% secured notes payable                                    150,000
   Proceeds from 10% convertible notes payable                                150,000
   Principal repayments on notes payable and line of credit                  (446,988)       (24,924)
   Payment of accounts receivable due Sellers of Econo-Comm, Inc.                  --       (100,000)
                                                                          -----------    -----------

              Net cash provided by financing activities                       874,012      1,675,076
                                                                          -----------    -----------

(Decrease) increase in cash and cash equivalents                             (376,424)       277,632
Cash and cash equivalents at beginning of period                              460,832        183,200
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $    84,408    $   460,832
                                                                          ===========    ===========


See Notes to Consolidated Financial Statements.                             F-7

CNE GROUP, INC. AND SUBSIDIARIES

                                                                                    Year Ended December 31,
                                                                                   --------------------------
                                                                                      2004           2003
                                                                                   -----------    -----------
Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                                   $   171,341    $   135,931
        Income taxes                                                               $        --    $    50,000

      Non-cash investing and financing activities relating to the acquisition of subsidiaries and certain intellectual property rights:
           Accounts receivable                                                                    $   102,048
           Inventory                                                                                  230,886
           Intellectual property rights                                                             1,550,609
           Goodwill                                                                                 7,285,894
           Fixed assets                                                                               462,792
           Other assets                                                                                61,867
           Accrued expenses and other liabilities                                                  (1,645,893)
           8% notes payable                                                                        (2,000,000)
           Issuance of preferred stock, at par                                                           (114)
           Issuance of common stock, at par                                                                (9)
           Paid in surplus                                                                         (6,048,080)
      Non-cash investing and financing  activities relating to the conversion of certain notes and debentures, sale of common stock, and capital contributions of significant stockholders, and directors and officers:
           Accounts payable and accrued expenses                                                      196,246
           Interest payable                                                             40,000         13,334
           8% notes payable                                                          1,000,000      1,000,000
           Debentures payable and related interest payable                                          2,645,000
           Issuance of preferred stock                                                     (10)           (10)
           Issuance of common stock                                                                       (12)
           Paid in surplus                                                          (1,039,990)    (3,854,588)

Other non-cash investing and financing activities - See Note Q


See Notes to Consolidated Financial Statements.                             F-8

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY

Business
--------

CNE Group, Inc. (the "Company" or "CNE") is a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC") and U.S. Commlink, Ltd. ("USCL"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and Econo-Comm, Inc. (d/b/a Mobile Communications) ("ECI"). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. The Company has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

The Company also generates revenue from its subsidiary, CareerEngine, Inc., which is engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2004 and 2003 financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, and at December 31, 2004 had a working capital and stockholders' deficiency. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At December 31, 2004 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) the acquisitions of SRC and ECI (ii) cost reduction strategies initiated in January and June 2004 and (iii) additional equity and debt financing activities in addition to those set forth in these financial statements. The Company had been notified that, subject to the procedural requirements of the American Stock Exchange, its stock could be delisted. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2004 and 2003 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

Corporate Matters
-----------------

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY (CONTINUED)

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

Ms. Gutowski, and Messrs. Gutowski and Reid, resigned from the Board of Directors of the Company on June 28, 2004 and January 11, 2005, respectively. They were terminated as officers of the Company on September 7, 2004. Anthony S. Conigliaro, Vice President and Chief Financial Officer of the Company, was appointed to the Board of Directors on June 18, 2004. Gary L Eichsteadt, an employee of the Company and a substantial holder of the Company's Series AA and Series C Preferred Stock, was appointed to the Company's Board of Directors on January 11, 2005.

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

      SRC
      ---

      On April 23, 2003, the Company issued to Mr. and Ms. Gutowski, the former principal common stockholders of SRC, an aggregate of 4,867,937 shares of its non-voting Series C Preferred Stock and an equal number of ten year Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance. See Note I.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY (CONTINUED)

      The Company issued an aggregate of 4,400 shares of its Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock. See Note I.

      ECI
      ---

      Also, on April 23, 2003, the Company issued to Gary L. Eichsteadt and Thomas L. Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and an equal number of Class C Warrants, each to purchase one share of its Common Stock at $1.00 per share. The Class C Warrants are not exercisable and are not detachable from the Series C Preferred Stock prior to 66 months after their issuance (see Note I). In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI's trade receivables aggregating approximately $100,000. The Company also acquired a patent ("ECI Patent) related to the operation of ECI's business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. The notes were secured by a certain Pledge Agreement - see Note H. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, the Company transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, the Company transferred its rights to the ECI Patent to SRC. On August 19, 2004 SRC transferred its rights to the ECI Patent to the Company to secure certain 24% Promissory Notes amounting to $150,000 issued by the Company.

      On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Ms. Gutowski. On August 31, 2003, Mr. and Ms. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock. Further on June 18, 2004, Mr. Eichsteadt and Mr. Sullivan converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock.

      The Series AA Preferred Stock has a liquidating preference over all other CNE equity of $2,000,000. The Series A Preferred Stock has a liquidating preference over all other CNE equity except the Series AA of $1,697,961. The Series B Preferred Stock has a liquidating preference over all other CNE equity except the Series AA and A Preferred Stock of $440,000. The Series C Preferred Stock has no liquidating preference.

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

     On January 10, 2005, as part of the settlement of a litigation with the Company, Messrs. Reid and Gutowski and Ms. Gutowski agreed to exchange all of their Class AA, Class A and Class C Preferred Stock, and all of their 1,550,000 incentive stock options for 850,000 shares of the Company's common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

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

         On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company's common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company's common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full. In April 2005, the Company will notify the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an additional of 1,122,100 shares of the Company's common stock at approximately $0.40 per share.

     2. On September 17, 2003, the Company sold 1,250,000 shares of its Common Stock at $0.40 per share to an existing noteholder and stockholder of the Company.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY (CONTINUED)

      3. On January 21, 2004, a secured factoring arrangement with an individual, which amounted to $300,000 at December 31, 2003, was restructured into a $300,000 unsecured Note Payable due February 10, 2005. The individual was also issued Class BB Warrants to purchase 150,000 shares of the Company's common stock at $0.50 per share. The Company is currently negotiating new terms with regard to this note.

      4. On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $571,000. The Company used the funds obtained from this financing primarily for working capital purposes.

      5. On June 9, 2004, the two holders of the Company's 8% Subordinated Promissory Notes, in the aggregate principal amount of $1,000,000, converted their notes into 1,000,000 shares of the Company's Series AA 8% Cumulative Preferred Stock, par value $0.00001 per share (the "Series AA Preferred Stock").

      6. On June 10, 2004, as amended as of September 28, 2004, an officer and employee of a subsidiary relinquished all their rights to an aggregate 420,000 vested incentive stock options of the Company for 104 equal weekly cash payments, commencing December 1, 2004, aggregating $50,000. The individuals or their designee were also issued, in the aggregate, Warrants to purchase 235,000 shares of the Company's common stock at $0.28 per share.

      7. In June 2004, in an effort to conserve the financial resources of the Company, the Board of Directors of the Company deferred 100% of the salaries of four officers of the Company until such time as the Board deems otherwise. In September 2004, three of the aforementioned officers were terminated by the Company. The accompanying financial statements include the accrued salary owed to the non-terminated officer for the amounts so deferred.

      8. On June 24, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the furniture and equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration of extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, the individual was issued Warrants to purchase 101,000 shares of the Company's common stock at $0.28 per share.

      9. As of July 1, 2004, the holders of 55% of the Company's 10% subordinated notes agreed to defer $13,750 of interest due on such date to October 1, 2004 in consideration of the Company issuing to them 105,769 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.39 per share. The noteholders include two officers of the Company.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY (CONTINUED)

      10. In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by the
            Company. On October 1, 2004, the holders of 100% of the Company's 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company's 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 $5,867 to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share.

      11. As of October 1, 2004, the holders of 75% of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 $13,750 to January 1, 2005 in consideration of the Company issuing to them 295,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

      12. In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL's anticipated participation in the "Cellular Call Box Upgrade and Maintenance Service" projects for numerous Service Authority for Freeway Emergencies ("SAFE") programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount receivables financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

      13. In October, November and December 2004, the Company issued (i) $150,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 945,000 Class C Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is due at maturity.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE A - THE COMPANY (CONTINUED)

      14. As of January 1, 2004, the holders of 75% of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1 $13,750 and October 1, 2004 $18,750 to April 1, 2005 in
            consideration of the Company issuing to them 384,375 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share. The noteholders include two officers of the Company.

      The Company is using the funds obtained from these financings primarily for working capital purposes as well as to pay certain ECI notes payable. The aforementioned financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by
      Section 4(2) thereof.

Catastrophe on September 11, 2001
---------------------------------

On September 11, 2001 the Company's headquarters were located at Suite 2112 of Two World Trade Center in New York City. In April and September 2002, and in August 2003, the Company received government assistance grants aggregating $300,000. The grants have a restriction that could require their repayment, specifically if the Company were to relocate a substantial portion of its operations outside of New York City before May 1, 2005. Until such time as this restriction shall no longer apply, the grants will be classified as a liability of the Company. Upon the satisfaction or lapse of the restrictions, the Company will remove the liability and record grant income on its financial statements or, alternatively, repay such grants if the above condition is not satisfied.

American Stock Exchange Listing
-------------------------------

On January 2, 2004 the Company received a notice dated December 31, 2003 from the American Stock Exchange Staff indicating that the Company had demonstrated compliance with the requirements necessary for continued listing on the American Stock Exchange.

As is the case for all listed issuers, the Company's continued listing eligibility will be assessed on an ongoing basis; however, the Company continues to be subject to additional scrutiny (as set forth in Section 1009(h) of the AMEX Company Guide) as is the case for any listed Company that has regained compliance.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]   Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SRC and CareerEngine Network, Inc. ("CareerEngine Network"). All significant intercompany balances and transactions have been eliminated.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

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

[4]   Cash and cash equivalents:

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2004 cash equivalents consisted principally of an investment of approximately $42,000 in a money market account securing a letter of credit issued by the Company. At December 31, 2003 there were no cash equivalents.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

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

      The Company's sales are made primarily to customers throughout the United States. Non-U.S. customers are required to pay in U.S. Dollars when the order is placed. There were no sales to non-U.S. customers for the fiscal year ended December 31, 2004 and 2003. During the fiscal year ended December 31, 2004, only one customer, Motorola, Inc., accounted for ten percent (10%) or more of the Company's sales, and credit losses were not significant. During the fiscal year ended December 31, 2003 no customer accounted for more than ten percent (10%) or more of the Company's sales, and credit losses were not significant.

[7]   Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. At December 31, 2004 the Company's inventory consisted of the following:

                  Raw materials                  $ 242,061
                  Work in progress                  15,926
                  Finished goods                     2,500
                                                 ---------
                           Total                 $ 260,487
                                                 =========

[8]   Income (loss) per share:

      Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share ("DEPS") is computed by dividing net income
      (loss) used indetermining BEPS by the weighted average number of common shares outstanding during the period, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of certain dilutive stock options and warrants.

      The reconciliation of shares used to calculate BEPS and DEPS (loss) per share consists of the following:

                                                         Year Ended December 31,
                                                        ----------   ----------
                                                           2004         2003
                                                        ----------   ----------
       Shares used in BEPS computations -
          weighted average shares outstanding                   --    7,161,756
                                                                     10,545,082
       Net effect of dilutive common share equivalents          --    3,380,200
                                                        ----------   ----------
       Shares used in DEPS computations                 10,545,082   10,541,956
                                                        ==========   ==========

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Common stock equivalents to purchase common stock of the Company that were outstanding at December 31, 2004 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive. The anti-dilutive common stock equivalents for December 31, 2004, and the common stock equivalents for December 31, 2003 consist primarily of incentive stock options, convertible debentures that are convertible into Common Stock of the Company at an approximate conversion price of $2.00 and warrants to purchase common stock of the Company at prices that range from $0.50 - $6.00.

[9]   Income taxes:

      Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax asset as of December 31, 2004 and 2003 was fully reserved since the likelihood of realization of future tax benefits cannot be established.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      At December 31, 2004, the Company had a stock-based employee compensation plan - the 2003 Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these plans rescinded all of their interests.

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

                                                                              Year Ended December 31,
                                                                            ----------------------------
                                                                               2004            2003
                                                                            -----------      -----------
               Net loss , as reported                                       $(2,333,695)     $(1,119,321)
               Less, Total stock-based employee compensation
               expense determined under fair value-based method for
               all awards, net of related tax effects                                --              --
                                                                            -----------      -----------

               Pro forma net loss                                           $(2,333,695)     $(1,119,321)
                                                                            ===========      ===========

               Net loss per share:
                    As reported:
                        Basic                                                    $(0.22)          $(0.16)
                                                                                 ======           ======
                        Diluted                                                  $(0.22)          $(0.18)
                                                                                 ======           ======
                    Pro forma:
                        Basic                                                    $(0.22)          $(0.16)
                                                                                 ======           ======
                        Diluted                                                  $(0.22)          $(0.18)
                                                                                 ======           ======

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of our common stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of our common stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21, 2004, incentive stock options to purchase 601,000 shares of our common stock were granted by the Incentive Compensation Committee to one officer and eighteen employees of the Company at a weighted average exercise price of $0.50 per share. On September 12, 2004 incentive stock options to purchase 500,000 shares of our common stock were granted by the Incentive Compensation Committee to one officer of the Company at an exercise price of $0.28 per share. On December 1, 2004, incentive stock options to purchase 110,000 shares of our common stock were granted by the Incentive

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Compensation Committee to fifteen employees of the Company at a weighted average exercise price of $0.40 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000) and November 21, 2003 (100,000), January 21,
      2004 (295,500), September 12, 2004 (900,000) non-qualified stock options to purchase an aggregate 1,950,500 shares of our common stock were granted by the Board of Directors to certain independent contractors and outside directors of the Company. No options granted have been exercised.

      On June 10, 2004, as amended pursuant to an Agreement dated as of September 28, 2004, an officer and an employee of the Company entered into an Option Cancellation Agreement pertaining to 420,000 incentive stock options issued on January 21, 2004 relinquishing all rights and title to their award in consideration of 104 equal weekly cash payments aggregating $50,000.

      On January 10, 2005, as part of the settlement of a litigation with the Company, Messrs. Reid (300,000) and Gutowski (775,000) and Ms. Gutowski (475,000) agreed to exchange all of their incentive stock options, as well as all of their Class AA and Class C Preferred Stock for 850,000 shares of the Company's common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

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

[13]  Advertising costs:

      Advertising costs, which amounted to $35,522 and $47,806 for the years ended December 31, 2004 and 2003, respectively, are expensed as incurred.

[14]  Warranty Expense:

      The Company generally warrants its products against defects for a period of one to three years. A provision for estimated future costs relating to warranties is recorded when products are shipped and revenue recognized. At December 31, 2004 and 2003, estimated future costs relating to warranties were $1,000 and $40,260, respectively.

[15]  Impairment of long-lived assets:

      Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. No write-down of assets for impairment losses were required during the years ended December 31, 2004 and 2003.

[16]  Intellectual Property Rights and Goodwill:

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Intellectual Property Rights acquired by the Company in the ECI business combination in April 2003 (see Note A) are being amortized on a straight-line basis over the shorter of the remaining lives of the patents when acquired or their estimated useful remaining lives, generally eleven to fourteen years. No goodwill impairment charge was recorded in 2004 in accordance with SFAS No. 142.

[17]  Startup Activities

      Costs associated with the organization and start-up activities of the Company are expensed as incurred.

[18]  Recent accounting pronouncements:

      In  January  2003,  the FASB  issued  FIN 46,  Consolidation  of  Variable
      Interest Entities (VIE's), and a revision to FIN 46 in December 2003 (together, "FIN 46"), which requires identification of the Company's participation in VIE's. VIE's are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on the assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interest in VIE's that are deemed significant, even if consolidation is not required. FIN 46 is effective for all VIE's created after January 31, 2003. The Company adopted FIN 46 during 2003 and the adoption of this interpretation did not have an impact on the Company's consolidated financial statements in 2004 or 2003.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard during 2003 and the adoption did not have an impact on the Company's consolidated financial statements in 2004 or 2003.

      During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29") required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company's consolidated financial statements.

      During December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. SFAS 123R will be effective for the Company beginning January 1, 2006.

      In implementing SFAS 123R the Company will apply the modified  prospective
      application  transition  method.  The  modified  prospective   application
      transition method requires the application of this standard to:

            o     All new awards issued after the effective date;

            o All modifications, repurchased or cancellations of existing awards after the effective date; and

            o     Unvested awards at the effective date.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      For unvested awards, the compensation cost related to the remaining "requisite service' that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123R.

NOTE C - FIXED ASSETS, NET

Fixed assets, net consists of the following at December 31, 2004:

        Machinery and equipment          $ 439,808
        Office and computer equipment       66,048
        Transportation equipment            23,873
        Furniture and fixtures              40,505
                                         ---------
                                           570,234
        Less, accumulated depreciation    (175,725)
                                         ---------
        Fixed assets, net                $ 394,509
                                         =========

Depreciation expense for the years ended December 31, 2004 and 2003 totaled $83,294 and $83,941, respectively.

NOTE D - INTELLECTUAL PROPERTY RIGHTS AND GOODWILL

Detail of intellectual property rights and goodwill is as follows at December 31, 2004:

Intellectual property rights:

        Intellectual property rights, stated at lower of
           cost or fair market value                       $ 1,550,609
        Less, accumulated amortization                        (188,661)
                                                           -----------
        Intellectual property rights, net                  $ 1,361,948
                                                           ===========

The estimated future amortization expense of intellectual property rights is as follows:

          2005                                             $   113,196
          2006                                                 113,196
          2007                                                 113,196
          2008                                                 113,196
          2009                                                 113,196
          Thereafter                                           795,968
                                                           -----------
                   Total                                   $ 1,361,948
                                                           ===========

Additional amortization will be recognized in future periods if impairment of the rights occurs. Amortization expense for the year ended December 31, 2004 totaled $113,196.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE D - INTELLECTUAL PROPERTY RIGHTS AND GOODWILL

Goodwill:

        Gross carrying amount     $7,285,894
        Less, impairment charge           --
                                  ----------
        Total goodwill            $7,285,894
                                  ==========

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In 2004, the Company did not incur any goodwill impairment. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired.

The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market capitalization approach. Fair value of the intangible assets is determined by discounted future cash flows, appraisals or other methods. If the intangible asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset's carrying value.

NOTE E - SHORT-TERM FINANCING ARRANGEMENTS

The Company accounts for credit card obligations as short-term financing arrangements. The obligations require minimum monthly payments that are based on approximately 3% of the outstanding balance and interest accrues on the outstanding balances at rates ranging from 10.5% to 25%. Outstanding balances of these obligations aggregated $48,931 at December 31, 2004.

From time to time during 2004, the Company factored its accounts receivables with a financial institution and an individual. Funds are advanced to the Company based on 75% of submitted accounts receivables. Interest is charged at the effective rate of 3.33% - 4.00% per month. The submitted accounts receivable secure the advances to the Company. At December 31, 2004 such factoring arrangements amounted to $142,464.

NOTE F - LINES OF CREDIT

The Company has the following line of credit at December 31, 2004:

$20,000 unsecured line of credit with a bank. Interest payments are due monthly, which are calculated at At December 31, 2004 the interest rate was 6.25%; 1% above the Prime Rate. The outstanding balance of the line at December 31, 2004 is $19,199.

NOTE G - NOTES AND DEBENTURE PAYABLE

The Company has the following notes and debenture payable at December 31, 2004:

18% Promissory Note
-------------------

Promissory note payable to an individual due in one payment on February 10, 2005. The note accrues

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE G - NOTES AND DEBENTURE PAYABLE (CONTINUED)

interest at 18.00% which is payable quarterly commencing May 1, 2004. The note is unsecured. At December 31, 2004 the outstanding balance on the note is $300,000. The Company is currently negotiating new terms with regard to this note.

10% Promissory Note
-------------------

On June 24, 2004 the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the furniture and equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration of extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, the individual was issued Warrants to purchase 101,000 shares of the Company's common stock at $0.28 per share. At December 31, 2004 the outstanding balance on the note is $150,000.

24% Secured Notes
-----------------

In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 -
all owned by the Company. On October 1, 2004, the holders of 100% of the Company's 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company's 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. At December 31, 2004 the outstanding balance on the notes is $150,000.

10% Convertible Note
--------------------

In October, November and December 2004, the Company issued (i) $150,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 945,000 Class C Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is due at maturity. At December 31, 2004 the outstanding balance on the notes is $150,000.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE G - NOTES AND DEBENTURE PAYABLE (CONTINUED)

12% Debenture
-------------

In August and September 2003, holders of 95.83333% of $2,400,000 principal amount of the debentures payable issued by a subsidiary of the Company elected to (i) convert the outstanding principal balance of their debentures amounting to $2,300,000 into 1,150,000 shares of the Company's Common Stock, (ii) cancel 575,000 of the related 600,000 outstanding B Warrants of the subsidiary of the Company (the related Class A Warrants of the subsidiary of the Company expired on March 31, 2003), and (iii) waive all accrued and unpaid interest relating thereto ($345,000), in consideration for the issuance of the Company's five-year common stock Class F Warrants to purchase 1,150,000 shares of the Company's Common Stock at $3.00 per share, all of which are currently exercisable. The subsidiary of the Company also granted the placement agent a warrant exercisable through June 2005 to purchase 5 units at $60,000 per unit. If the warrant for all 5 units is exercised, the purchaser shall effectively receive 125,000 shares of the Company's common stock and the right to purchase an additional 62,500 common shares at $5.00 per share - see Note K. At December 31, 2004 the outstanding principal balance of a debenture payable of a subsidiary of the Company is $100,000.

Other Notes
-----------

Note payable to Ford Motor Credit due February 16, 2007. The note accrues interest at 5.0% and is payable in monthly installments of principal and interest of $1,032. The note is collateralized by a vehicle owned by the Company. At December 31, 2004 the outstanding balance on the note is $24,723 of which $12,148 has been classified as current portion of notes payable.

Note payable to Ingersoll-Rand Financial Services due May 1, 2007. The note accrues interest at an effective rate of 7.4% and is payable in monthly installments of principal and interest of $569. The note is collateralized by equipment owned by the Company. At December 31, 2004 the outstanding balance on the note is $14,579 of which $5,905 has been classified as current portion of notes payable.

Installment notes payable to two individuals, who are employees of a subsidiary of the Company, dated April 23, 2003 and due February 1, 2004. The notes accrue interest at 8.00% of which all accrued interest was due and payable on February 1, 2004. Principal payments of $53,333 were due August 1, 2003, November 1, 2003 and February 1, 2004. The notes are unsecured. At December 31, 2004 the outstanding principal balance of the notes is $23,330. The Company is currently negotiating new terms with regard to this note.

NOTE H - SUBORDINATED NOTES PAYABLE

The Company has the following subordinated notes payable at December 31, 2004:

10% Subordinated Notes due April 30, 2005
-----------------------------------------

On April 23, 2003 the Company issued $1,000,000 in principal amount of its 10% Subordinated Notes due April 30, 2004 to investors for a 15% non-dilutive interest in the Company in the form of 4,165,800

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE H - SUBORDINATED NOTES PAYABLE (CONTINUED)

cashless warrants, each to purchase one share of Common Stock at $0.50 per share. The Company has the option to extend the maturity date of the notes to April 30, 2005 in consideration for issuing the noteholders an additional 4% non-dilutive interest in the Company. The notes also require the Company to prepay them in an amount equal to 100% of any net financing proceeds obtained by the Company after the issuance of the notes. The noteholders waived this provision to the extent of $2,000,000 through April 15, 2005, of which $1,500,000 has been raised. The investors included two officers of the Company. Interest is payable, in arrears, calendar quarterly. The Company valued the warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the initial one-year term of the Notes.

On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company's common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company's common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full. In April 2005, the Company will notify the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an additional of 1,122,100 shares of the Company's common stock at approximately $0.40 per share. At December 31, 2004 the 10% subordinated notes had an outstanding principal balance of $966,710.

Conversion of 8% Subordinated Notes
-----------------------------------

On April 23, 2003, the Company issued $2,000,000 of its 8% subordinated notes due April 30, 2008 to three officers and an employee of the Company. Interest was payable quarterly on a calendar year basis. The notes were secured by the all of the issued and outstanding common stock of SRC and ECI. In 2003 and 2004 all of the 8% subordinated notes were converted into the Company's Series AA Preferred Stock. Specifically, on August 31, 2003, two holders who were officers of the Company, converted $1,000,000 of the Company's 8% Subordinated Notes into 1,000,000 shares of the Company's Series AA Preferred Stock. On June 9, 2004, the other two holders of the Company's 8% Subordinated Promissory Notes who are an officer and an employee of the Company converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company's Series AA Preferred Stock. It also has an 8% cumulative dividend, payable in common stock or cash.

Maturities of long-term debt subsequent to December 31, 2004 are as follows:

          2005                                                       17,243
          2006                                                       19,268
          2007                                                        2,791
          2008                                                           --
          2009                                                           --
                                                                  ---------
                   Total                                          $  39,302
                                                                  =========

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE I - PREFERRED STOCK

Preferred Stock consists of the following at December 31, 2004:

        Par value per share                        $  0.00001
        Authorized number of shares                25,000,000
        Issued and outstanding number of shares:
           Series AA                                2,000,000
           Series A                                 1,697,966
           Series B                                     4,400
           Series C                                 9,735,875
           Series E                                        --
                                                   ----------
                 Total                             13,438,241
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

NOTE J - COMMON STOCK

Common Stock consists of the following at December 31, 2004:

        Par value per share                       $   0.00001
        Authorized number of shares                40,000,000
        Issued number of shares                    12,029,571
           Less, Treasury shares                   (1,238,656)
                                                  -----------
        Issued and outstanding number of shares    10,790,915
                                                  ===========

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE K - WARRANTS

At December 31, 2004 outstanding warrants to acquire common stock consisted of:

     Type of                                                         Exercise         Shares of
     Warrant         Exercise Date          Expiration Date           Price         Common Stock
     -------        ----------------        ---------------          --------      --------------
     Class A        October 22, 2008        April 22, 2013            $1.00            1,697,966
     Class B        April 23, 2003          April 30, 2013            $0.40            5,245,200
     Class B        March 12, 2004          April 30, 2013            $0.50            1,708,900
     Class B        July 1, 2004            April 30, 2013            $0.39              105,769
     Class B        October 1, 2004         April 30, 2013            $0.33              295,455
     Class BB       May 10, 2003            May 10, 2006              $0.50               20,000
     Class BB       June 10, 2003           June 10, 2006             $0.50               20,000
     Class BB       July 10, 2003           July 10, 2006             $0.50               20,000
     Class BB       August 10, 2003         August 10, 2006           $0.50               20,000
     Class BB       September 10, 2003      September 10, 2006        $0.50               20,000
     Class BB       October 10, 2003        October 10, 2006          $0.50               20,000
     Class BB       June 10, 2003           June 10, 2006             $2.50               10,000
     Class BB       July 10, 2003           July 10, 2006             $3.00               10,000
     Class BB       August 10, 2003         August 10, 2006           $4.00               10,000
     Class BB       September 10, 2003      September 10, 2006        $4.50               10,000
     Class BB       October 10, 2003        October 10, 2006          $5.00               10,000
     Class BB       January 21, 2004        February 4, 2009          $0.50              150,000
     Class BB       February 10, 2004       February 10, 2014         $1.00              350,000
     Class BB       August 29, 2004         August 29, 2009           $1.50               25,000
     Class BB       August 29, 2004         August 29, 2009           $2.00               25,000
     Class BB       August 29, 2004         August 29, 2009           $2.50               25,000
     Class BB       August 29, 2004         August 29, 2009           $3.00               25,000
     Class BB       August 29, 2004         August 29, 2009           $3.50               25,000
     Class BB       August 29, 2004         August 29, 2009           $4.00               25,000
     Class C        October 22, 2008        April 22, 2013            $1.00            9,735,875
     Class F        January 1, 2004         December 31, 2009         $3.00            1,150,000
     Class G        October 1, 2004         October 1, 2014           $0.28              736,000
     Class H        October 1, 2004         October 1, 2014           $0.33               53,333
     Class I        October, November and   June 30, 2014             $0.50              945,000
                    December, 2004
     Class B(1)     Immediate               March 31, 2005            $6.00               25,000
     Class B(1)     Immediate               June 28, 2005             $6.00               62,500
                                                                                     -----------
                                                                                      22,580,998
                                                                                     ===========

(1) Class B warrants and Units of a subsidiary of the Company are exercisable for the Company's common shares (see Note G: Notes and Debenture Payable).

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE L - CAPITAL CONTRIBUTIONS

Capital Contributions

On June 9, 2004 an officer and an employee of the Company waived $40,000 of interest on certain the outstanding 8% promissory notes (see Note H)and has been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2004.

On January 21, 2004 (retroactive to December 31, 2003) certain officers, directors and stockholder of the Company waived certain amounts due to them as follows:

          Compensation and certain reimbursable expenses          $  66,246
          Interest on promissory notes                               13,334
          Accounts receivable due stockholders                      130,000
                                                                  ---------
             Total                                                $ 209,580
                                                                  =========

These aforementioned amounts have been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2003.

NOTE M - INCOME TAXES

The provision for income taxes applicable to continuing operations, all of which is current, consists of the following at December 31, 2004 and 2003:

                                                       2004        2003
                                                     -------     -------

        Federal                                      $    --     $    --
        State and local franchise taxes                   --      13,965
                                                     -------     -------

                                                     $    --     $13,965
                                                     =======     =======

At December 31, 2004, the Company had a net operating loss carryforward for federal income tax purposes of approximately $36,500,000, which expires in the years 2005 through 2023.

The Company's deferred tax assets and liabilities consists of the following:

                                                                          2004            2003
                                                                      ------------    ------------
        Deferred tax assets:
           Net operating loss carryforward                            $ 17,838,001    $ 16,777,000
           Other                                                            21,620          23,690
                                                                      ------------    ------------
              Total deferred tax assets, before valuation allowance     17,859,621      16,800,690
        Valuation allowance                                            (17,859,621)    (16,800,690)
                                                                      ------------    ------------
              Total deferred tax assets                               $          0    $          0
                                                                      ============    ============

The valuation allowance increased (decreased) by approximately $1,058,931 during 2004 and $2,018,690 during 2003. The increase in the valuation allowance of $1,058,931 for the year ended December 31, 2004 resulted from the increase in the valuation allowance attributable to the deferred tax benefit of

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE M - INCOME TAXES (CONTINUED)

approximately $1,061,001 on the loss from continuing operations. The increase in the valuation allowance of $2,018,690 for the year ended December 31, 2003 resulted from the increase in the valuation allowance attributable to the deferred tax benefit of approximately $2,287,161 on the loss from continuing operations and a benefit of $268,471 recognized from discontinued operations.

The effective tax rate applicable to continuing operations varied from the statutory federal income tax rate as follows:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                    2004        2003
                                                                 ---------    ---------
        Statutory rate                                                (34)%      (34)%
        State and local taxes, net of federal income tax effect       (12)       (12)
        Nondeductible expenses                                          2          2
        Valuation allowance                                            44         44
                                                                   ------     ------

        Effective rate                                                  0%         0%
                                                                   ======     ======

The Internal Revenue Service ("IRS") has examined the Company's consolidated federal income tax returns through 1989. The returns for the years 1999 through 2004 remain open.

Settlement of Tax Assessment Payable of a Subsidiary of the Company
-------------------------------------------------------------------

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

NOTE N - COMMITMENTS, LITIGATION AND OTHER MATTERS

[1] The Company's principal executive offices and e-recruiting business are located at 200 West 57th Street, Suite 507, New York, New York 10019 where the Company rents approximately 500 square feet under a lease that will expire on April 30, 2005 pursuant to which the Company pays a monthly base rent of $3,250. SRC Technologies and its subsidiaries, Connectivity and Mobile Comm are located at 3733 NW 16th Street, Lauderhill, FL 33311, where they rent approximately 5,000 square feet under a lease that expires on March 31, 2006 pursuant to which the Company pays a monthly base rent of $6,750. This lease is with an affiliate of Thomas L. Sullivan, who is one of the Company's executive officers and Gary L. Eichsteadt, who is a director and an employee of the Company. U.S. Commlink is located at 6244 Preston Avenue, Livermore, CA 94550, where it leases approximately 2,000 square feet under a lease that expires May 31, 2005 pursuant to which the Company pays a monthly base rent of $1,981.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE N - COMMITMENTS, LITIGATION AND OTHER MATTERS (CONTINUED)

      Rental expense amounted to $120,964 and $115,791 for the years ended December 31, 2004 and 2003, respectively. Minimum future annual rental payments at December 31, 2004 are as follows:

               2005                                              $  103,905
               2006                                                  20,250
               2007                                                      --
                                                                 ----------
                                                                 $  124,155
                                                                 ==========

[2] A subsidiary of the Company is the sponsor a Retirement Savings Plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the subsidiary's matching contributions vest immediately. There were no contributions for the years ended December 31, 2004 and 2003.

[3] The Company has employment agreements with three executive officers. These agreements provide for minimum salary levels. The aggregate commitment for future salaries of these three executive officers at December 31, 2004 was approximately $493,000. See Note 5 below.

[4] The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

[5] On August 19, 2004, two of the Company's then officers, Michael J. Gutowski and Larry M. Reid, who were then also directors, informed the Company that their employment contracts may have been breached. On August 27, 2004, these officers filed suit against the Company in the United States District Court, Southern District of Florida, alleging that (i) their employment contracts had been breached and (ii) certain future compensation relating thereto to be paid to them amounting up to an aggregate of $1,003,000 had been accelerated. On October 5, 2004, Carol L. Gutowski, then an officer of one of the Company's subsidiaries and a former director of the Company, instituted a suit against the subsidiary in the Circuit Court, 17th Judicial Circuit, Broward County, Florida, alleging (i) a breach of her employment agreement with the subsidiary and
      (ii) that certain future compensation relating thereto to be paid to her from the subsidiary amounting up to an aggregate of $274,000 had been accelerated.

      The Company reported that it did not believe that it had committed any breach of these agreements and, accordingly, had not incurred the claims that these officers alleged. In addition, the Company reported that it believed that these officers had committed violations of their employment agreements and had taken other actions that had damaged the Company. Accordingly, the Company filed a defense to these actions and asserted appropriate counterclaims.

      On January 10, 2005, both of the aforementioned actions were settled. In accordance therewith, the parties agreed, among other things, as follows:

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE N - COMMITMENTS, LITIGATION AND OTHER MATTERS (CONTINUED)

Each party will release the other from any and all claims except for any obligations set forth in the settlement agreement and the legal actions between the parties, including both the Federal Court and Florida Circuit Court actions, will be dismissed with prejudice;

            1. The parties shall bear their own fees and expenses relating to the litigation;

            2.    Messrs.  Reid and Gutowski and Ms.  Gutowski shall be released
                  from  the  non-competition   provisions  of  their  respective
                  employment contracts;

            3. Messrs. Reid and Gutowski agreed to resign as directors of the Company; and

            4. Messrs. Reid and Gutowski and Ms. Gutowski shall exchange, in the aggregate, (i) all of their Class AA (1,000,000 shares), Class A (305,336 shares), and Class C (4,867,937 shares) Preferred Stock of the Company, and (ii) all issued incentive stock options of the Company, aggregating 1,550,000 in the aggregate, for 850,000 shares of our common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005 subject to certain restrictions relating to the sale thereof.

      The settlement agreement has been filed with the United States District Court Southern District of Florida, Case No: 04-61125-Civ-Cooke/McAliley, Michael J. Gutowski and Larry M. Reid, Plaintiffs, v. CNE Group, Inc., Defendant/Counter-Plaintiff, v. Michael J. Gutowski, Larry M. Reid and Carol L. Gutowski, Counter-Defendants.

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

The Company's consolidated financial statements include the results of operations of SRC from its respective acquisition dates. The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the SRC and ECI acquisitions and the related financing had taken place on January 1, 2003 for the year ended December 31, 2003. The SRC and ECI acquisitions have been recorded in accordance with SFAS No. 141; therefore, no amortization of goodwill or intangible assets without determinable lives related to SRC and ECI is reflected in the prior year amounts. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2003 or which may result in the future.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE O - ACQUISITIONS AND RELATED UNAUDITED PRO FORMA FINANCIAL INFORMATION
         (CONTINUED)

                                                            Year Ended
                                                         December 31, 2003
                                                         -----------------
                                                             Unaudited

         Revenues                                          $   2,703,406
         Expenses                                              4,706,100
                                                           -------------
           Loss from continuing operations                 $  (2,002,694)
                                                           =============

         Loss from continuing operations per share:
           Basic                                                 $(0.11)
                                                                 =======
           Diluted                                               $(0.11)
                                                                 =======

NOTE P - STOCK OPTION PLANS

At December 31, 2004, the Company had a stock-based employee compensation plan - the 2003 Stock Incentive Plan. Two of Company's subsidiaries each had separate stock-based employee compensation plans. These subsidiaries' plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

Contractually Terminated Subsidiaries' Plans
--------------------------------------------

      CareerEngine Network 1990 Plan and CareerEngine Network 1999 Plan
      -----------------------------------------------------------------

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE -P STOCK OPTION PLANS (CONTINUED)

Stock option activity under the terminated CareerEngine Network 1990 Plan and the CareerEngine Network 1999 Plan is summarized as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                                 2003
                                                       -----------------------
                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                         Shares       Price
                                                        --------    --------

        Options outstanding at beginning of year         290,000    $   2.55
        Options cancelled                                      0
        Rescission by recipients of all their
           interest in options                          (290,000)       2.55
                                                        --------    --------
        Options outstanding at end of year                     0        2.55
                                                        --------    --------
        Options available at end of year                       0    $   2.55
                                                        ========    ========

      CareerEngine 1999 Plan
      ----------------------

In 1999, CareerEngine, Inc., a subsidiary of CareerEngine Network, adopted a stock option plan (the "CareerEngine 1999 Plan") for granting options to purchase up to 2,000,000 shares of its common stock, pursuant to which officers and other key employees were eligible to receive incentive and/or nonqualified stock options. Options granted under the CareerEngine 1999 Plan were exercisable for a period of up to 10 years from date of grant at an exercise price which was not less than the fair value on date of grant, except that the exercise price of options granted to a stockholder owing more than 10% of the outstanding capital stock may not have been less than 110% of the fair value of the common stock at date of grant.

Stock option activity under the terminated CareerEngine 1999 Plan is summarized as follows:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                             2003
                                                   ----------------------------
                                                                   Weighted
                                                                    Average
                                                     Shares      Exercise Price
                                                   ----------   ---------------

        Options outstanding at
          beginning of year                          52,000         $  2.50
        Options cancelled                                 0         $  2.50
        Rescission by recipients of all their
           interest in options                      (52,000)        $  2.50
                                                    -------         -------
        Options outstanding at end of year                0         $  2.50
                                                    =======         =======
        Options available at end of year                  0         $  2.50
                                                    =======         =======

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE -P STOCK OPTION PLANS (CONTINUED)

Current Plan of the Company
---------------------------

      2003 Stock Incentive Plan
      -------------------------

On April 30, 2003, the Board of Directors of the Company approved the 2003 Stock Incentive Plan, which provided, among other matters, for incentive and non-qualified stock options to purchase 3,500,000 shares of the Company's common stock. On November 4, 2003, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of incentive and non-qualified stock options that may be granted from 3,500,000 to 5,000,000 shares of Common Stock. On June 18, 2004, the 2003 Stock Incentive Plan was amended by the Board of Directors of the Company to increase the number of incentive and non-qualified stock options that may be granted from 5,000,000 to 10,000,000 shares of Common Stock. The purpose of the 2003 Stock Incentive Plan, as amended, ("2003 Stock Incentive Plan") is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to the long-term success and growth of the Company, to strengthen the ability of the Company to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of the Company's stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Stock Incentive Plan was ratified by a majority of the stockholders of the Company on December 18, 2003 and is administered by the Incentive Compensation Committee of the Board.

On April 30, 2003, incentive stock options to purchase 1,987,500 shares of our common stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase 950,000 shares of our common stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21, 2004, incentive stock options to purchase 601,000 shares of our common stock were granted by the Incentive Compensation Committee to one officer and eighteen employees of the Company at a weighted average exercise price of $0.50 per share. On September 12, 2004 incentive stock options to purchase 500,000 shares of our common stock were granted by the Incentive Compensation Committee to one officer of the Company at an exercise price of $0.28 per share. On December 1, 2004, incentive stock options to purchase 110,000 shares of our common stock were granted by the Incentive Compensation Committee to fifteen employees of the Company at a weighted average exercise price of $0.40 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000) and November 21, 2003 (100,000), January 21, 2004
(295,500), September 12, 2004 (900,000) non-qualified stock options to purchase an aggregate 1,950,500 shares of our common stock were granted by the Board of Directors to certain independent contractors and outside directors of the Company. The Company recorded a change of $135,250 in general and administration expenses for the year ended December 31, 2003. No options granted have been exercised.

On June 10, 2004, as amended pursuant to an Agreement dated as of September 28, 2004, an officer and an employee of the Company entered into an Option Cancellation Agreement pertaining to 420,000 incentive stock options issued on January 21, 2004 relinquishing all rights and title to their award in consideration of 104 equal weekly cash payments aggregating $50,000.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE -P STOCK OPTION PLANS (CONTINUED)

On January 10, 2005, as part of the settlement of a litigation with the Company, Messrs. Reid (300,000) and Gutowski (775,000) and Ms. Gutowski (475,000) agreed to exchange all of their incentive stock options, as well as all of their Class AA and Class C Preferred Stock for 850,000 shares of the Company's common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

Stock option activity under the 2003 Stock Incentive Plan for the year ended December 31, 2004 is summarized as follows:

                                                Year Ended December 31, 2004
                                       ----------------------------------------------
                                                                          Weighted
                                        Incentive       Non-Qualified      Average
                                          Shares            Shares     Exercise Price
                                       -----------     --------------  --------------
        Options outstanding at
           December 31, 2003            2,937,500           755,000        $0.92
        Options granted                 1,211,000         1,195,500        $0.37
        Options cancelled                (420,000)               --        $0.50
                                        ---------         ---------
        Options outstanding
           at December 30, 2004         3,728,500         1,950,500        $0.85
                                        =========         =========
        Options available
           at December 30, 2004         4,321,000                          $0.84
                                        =========

The following table presents information relating to stock options outstanding at December 31, 2004 relating to the 2003 Incentive Stock Plan:

                       Options Outstanding                         Options Available
          ------------------------------------------   -------------------------------------------
                                                         Weighted
              Range                        Weighted      Average                       Weighted
               of                           Average     Remaining                       Average
            Exercise                       Exercise      Life in                       Exercise
              Price           Shares         Price        Years         Shares           Price
          -------------    -------------  ----------   -----------    ----------     -------------
          $0.15 - $3.00        5,679,000     $ .85         7.86        4,321,000        $ 0.84

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE P - STOCK OPTION PLANS (CONTINUED)

Stock option activity under the 2003 Stock Incentive Plan for the year ended December 31, 2003 is summarized as follows:

                                                       Year Ended December 31, 2003
                                                --------------------------------------------
                                                                                 Weighted
                                                 Incentive     Non-Qualified      Average
                                                   Shares          Shares     Exercise Price
                                                -----------   --------------  --------------
        Options outstanding at
          beginning of year                               0              0           --
        Options granted                           2,937,500        755,000        $0.92
        Options cancelled                                 0              0
                                                  ---------        -------
        Options outstanding at end of year        2,937,500        755,000        $0.92
                                                  =========        =======
        Options available at end of year          1,307,500                       $1.17
                                                  =========

The following table presents information relating to stock options outstanding at December 31, 2003 relating to the 2003 Incentive Stock Plan:

                     Options Outstanding                            Options Available
          ------------------------------------------   -------------------------------------------
                                                         Weighted
              Range                        Weighted      Average                       Weighted
               of                           Average     Remaining                       Average
            Exercise                       Exercise      Life in                       Exercise
              Price           Shares         Price        Years         Shares           Price
          -------------    -------------  ----------   -----------    ----------     -------------
          $0.15 - $3.00        3,692,500    $ 0.92         8.79        1,307,500        $ 1.17

NOTE Q - DISCONTINUED OPERATIONS

On August 15, 2003 the Company, for a nominal amount, sold all the stock of one of the subsidiaries whose remaining assets and liabilities were transferred to a trust for the benefit of its creditors and recognized a gain amounting to approximately $583,634.

NOTE R - PROJECT FINANCING AGREEMENT

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

NOTE S - SUBSEQUENT EVENTS

[1] As of January 1, 2005, certain holders of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750) and October 1, 2004 ($18,750) to April 1, 2005 in consideration of the Company issuing to them 384,375 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. The noteholders include two officers of the Company.

[2] On April 1, 2005, the holders of the Company's 10% subordinated notes were asked to agree to defer $25,000 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750), October 1, 2004 ($18,750) and January 1, 2005 ($187,50) to April 30, 2005
      in consideration of the Company issuing to them 254,167 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share. The noteholders include two officers of the Company.

[3] On January 1, 2005, the holders of the Company's 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 30, 2005 in consideration of the Company issuing to them 113,000 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share.

[4] On April 1, 2005, the holders of the Company's 24% Secured Notes were asked to agree defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) and January 1, 2005 ($92,00) to April 30, 2005 in consideration of the Company issuing to them 80,222 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share.

[5] On or about April 1, 2005, two individuals, both of whom are adult children of the Company's Chief Executive Officer, purchased 545,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the common stock and each share is automatically convertible into two shares of common stock when such conversion has been approved by the Company's common stockholders. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to
      Section 4(2) thereof.

[6] On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company's Chief Executive Officer, purchased 500,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

[7] On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note is (i) secured by approximately $42,000 in one of the Company's bank accounts; (ii) convertible into the Company's common stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and
      (iii) subordinated to the Company's Senior Indebtedness as that term is defined therein. At April 15, 2005 the outstanding principal balance of the note was $15,000. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted common stock and three-year warrants to purchase an aggregate of 100,000 shares at $0.50 per share, subject to appropriate anti-dilution provisions. The sale of the restricted stock and warrants was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 8. Changes in and Disagreements with Accountants on

      Accounting and Financial Disclosure.On April 6, 2005, we terminated Rosen Seymour Shapss Martin & Company LLP as our independent auditors and appointed Wheeler, Herman, Hopkins & Lagor, P.A.

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

      (a)   Directors and Executive Officers
            --------------------------------

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

      Name                      Age   Position
      ----                      ---   --------
      George W. Benoit          68    Chairman of the Board and Chief Executive Officer
      Anthony S. Conigliaro     54    Vice President, Chief Financial Officer and Director
      Gary L. Eichsteadt        55    Director
      David W. Dube             48    Director
      Joseph G. Anastasi        67    Director
      Charles W. Currie         61    Director
      Thomas L. Sullivan        48    President and Director of ECI

      GEORGE W. BENOIT has been our Chief Executive Officer and one of our directors since 1971 and our Chairman of the Board since 1972. He is also Chairman of the Board of Directors of SRC and ECI. His term expires in 2007.

      ANTHONY S. CONIGLIARO has been our Vice President and Chief Financial Officer since March 1999 and he became a Director in June 2004. He is also Chief Financial Officer of SRC, Connectivity, ECI and US Commlink. Mr. Conigliaro is a certified public accountant. His term expires in 2005.

      GARY L. EICHSTEADT has been a Director since January 14, 2005 when he was also appointed to our Executive

      Committee. He was the co-founder in 1984 of Econo-Comm, Inc. and from that date through its acquisition by us in April 2003 was its President and sole director. He is currently and since April 2003 has been an employee of Econo-Comm. His term expires in 2005.

      DAVID W. DUBE has been one of our directors since June 1996. Mr. Dube is President of Peak Capital Corporation, a corporate finance and management advisory firm, and Peak Securities Corporation, a registered broker-dealer. Mr. Dube was Senior Vice President and Chief Financial Officer of FAB Capital Corp., a merchant banking and securities investment firm, and served in various other capacities with this company from 1997 through October 1999. From 1996 to 1997 he was President and Chief Executive Officer of Optimax Industries, Inc., a company that engaged in the horticultural, decorative giftware and truck parts accessories industries. Mr. Dube serves on the Board of Directors of publicly-traded GlycoGenesys, Inc. and New World Wine Group, Ltd. His term expires in 2007.

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

      (b)   Meetings of the Board and its Committees

      During 2004, the Board had 15 meetings.

      Our By-Laws provide for an Executive Committee consisting of the Chairman of the Board and not less than two other Directors to exercise the powers of the Board during the intervals between meetings of the Board. During the period January 1 through June 17, 2004, the Executive Committee, consisted of Messrs. Benoit, Gutowski, Reid and Dube, and it had ten
      meetings. For the period June 18, 2004 through September 11, 2004, the Executive Committee consisted of Messrs. Benoit, Dube, Anastasi, Gutowski and Reid and it had four meetings. For the period September 12, 2004 through January 14, 2005 the Executive committee consisted of Messrs. Benoit, Anastasi, Dube, Currie, Conigliaro and Anastasi and it had four meetings. On January 15, 2005, Mr. Eichsteadt joined the Executive Committee.

      The Board also has an Audit Committee that consists of three outside Directors. This committee discusses audit and financial reporting matters with both our management and our independent public accountants. To ensure independence, our independent public accountants may meet with the Audit Committee with or without the presence of management representatives. During the period January 1 through December 31, 2004, the Audit Committee, consists of Joseph J. Anastasi, Charles W. Currie and David W. Dube, had seven meetings. Each of these committee members is an Independent Director as that term is defined by the American Stock Exchange. In addition, Mr. Dube is a financial expert as defined in Securities and Exchange Commission rules. We believe that each of the Committee members is independent of management and free of any relationship that would interfere with his exercise of independent judgment as a member of this committee.

      The principal function of the Audit Committee is to serve as an independent and objective party to assist the Board of Directors in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, and the independence and performance of our auditors.

      The Board also has a Compensation Committee for the purpose of reviewing the compensation of our officers and employees and making recommendations to the Board with respect thereto. During 2004 this Committee consisted of Messrs. Benoit, Gutowski, Reid and Dube and had no meetings. Messrs. Gutowski, Reid were removed from the Committee on September 11, 2005.

      The Board also has a Nominating Committee to propose nominees for election to the Board. During 2004 this Committee, which consisted of Messrs. Benoit, Gutowski, Reid and Dube, had no meetings. Messrs. Gutowski, Reid were removed from the Committee on September 11, 2005. The Nominating Committee will consider suggestions for potential nominees submitted by stockholders if mailed to the Chairman of the Board.

      The Board also has an Incentive Compensation Committee for the purpose of administering and making incentive compensation awards under our Incentive Compensation Plans. During 2004 this Committee, which consisted of Messrs. Dube, Anastasi and Currie, had two meetings.

      During 2004 each Director attended at least 75% of the aggregate of the total number of Board meetings and meetings of all committees of the Board on which he served.

      (c)   Compliance with Section 16(a) of the Exchange Act
            -------------------------------------------------

      This information will be included in our definitive proxy statement to be sent to our stockholders for our next annual stockholders meeting and is incorporated herein by reference.

Item 10. Executive Compensation.

      (a)   Executive Officer Compensation

      The following table sets forth all compensation awarded to, earned by or paid to, our Chief Executive Officer and our most highly compensated executive officers. In

      2004, annual salaries of such individuals did not exceed $100,000. The following table represents annual compensation for all services rendered in all capacities to us by individuals earning $100,000 or more during 2004, 2003 and 2002.

                               Summary Compensation Table
                               --------------------------

                Name and
                Principal                                          All Other
                Position               Year   Salary   Bonus     Compensation
                --------               ----   ------   -----     ------------


      George W. Benoit, President,     2004
      Chief Executive Officer and      2003
      Chairman                         2002

      Anthony S. Conigliaro, Vice      2004
      President and Chief              2003
      Financial Officer                2002

      Executive compensation can vary widely from year to year. We may pay discretionary bonuses to its salaried employees. Bonuses are determined by the Compensation Committee of the Board of Directors. There were no bonuses in 2004.

      We have three-year employment agreements, commencing April 2003, with each of our executive officers. These agreements provide for annual salaries as follows:

             Executive Officers                                   Annual Salary
             ------------------                                   -------------

      George W. Benoit                                               $ 150,000

      Anthony S. Conigliaro                                          $ 110,000

      Thomas L. Sullivan                                             $ 100,000

      During 2004, Mr. Benoit was paid no salary and Mr. Conigliaro was paid $45,846. We have accrued the unpaid salaries.

      In 2004, the Company had employment agreements with three former executive officers. These three agreements were terminated in September 2004.
      Compensation paid to each of these individuals pursuant to these agreements did not exceed $100,000 during 2004.

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

      2003 Stock Incentive Plan. Our Stockholders approved the 2003 Stock Incentive Plan (the "2003 Plan"), which provides, among other matters, for incentive and non-qualified stock options to purchase 10,000,000 shares of our common stock. The purpose of the 2003 Plan is to provide incentives to officers, key employees, directors, independent contractors and agents whose performance will contribute to our long-term success and growth, to strengthen our ability to attract and retain officers, key employees, directors, independent contractors and agents of high competence, to increase the identity of interests of such people with those of our stockholders and to help build loyalty to the Company through recognition and the opportunity for stock ownership. The 2003 Plan is administered by the Incentive Compensation Committee of the Board.

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

      On April 30, 2003, incentive stock options to purchase 1,987,500 shares of our common stock were granted by the Incentive Compensation Committee to five officers (1,800,000) and one employee (187,500) of the Company at a weighted average exercise price of $1.32 per share. On November 4, 2003, incentive stock options to purchase

      950,000 shares of our common stock were granted by the Incentive Compensation Committee to three officers of the Company at a weighted average exercise price of $1.09 per share. On January 21, 2004, incentive stock options to purchase 601,000 shares of our common stock were granted by the Incentive Compensation Committee to one officer and eighteen employees of the Company at a weighted average exercise price of $0.50 per share. On September 12, 2004 incentive stock options to purchase 500,000 shares of our common stock were granted by the Incentive Compensation Committee to one officer of the Company at an exercise price of $0.28 per share. On December 1, 2004, incentive stock options to purchase 110,000 shares of our common stock were granted by the Incentive Compensation
      Committee to fifteen employees of the Company at a weighted average exercise price of $0.40 per share. On April 30, 2003 (435,000), November 4, 2003 (220,000) and November 21, 2003 (100,000), January 21, 2004
      (295,500), September 12, 2004 (900,000) non-qualified stock options to purchase an aggregate 1,950,500 shares of our common stock were granted by the Board of Directors to certain independent contractors and outside directors of the Company. No options granted have been exercised.

      On June 10, 2004, as amended pursuant to an Agreement dated as of September 28, 2004, an officer and an employee of the Company entered into an Option Cancellation Agreement pertaining to 420,000 incentive stock options issued on January 21, 2004 relinquishing all rights and title to their award in consideration of 104 equal weekly cash payments aggregating $50,000.

      On January 10, 2005, as part of the settlement of a litigation with us, Messrs. Reid (300,000) and Gutowski (775,000) and Ms. Gutowski (475,000) agreed to exchange all of their incentive stock options, as well as all of their Class AA and Class C Preferred Stock as follows: for 850,000 shares of our common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

      (c)   Director Compensation
            ---------------------

      Until October 1, 2003, we did not pay directors who were also our employees any fees for serving as directors, but reimbursed them for their out-of-pocket expenses in connection with such duties. Effective October 1, 2003, we agreed to pay directors who are not also our employees a monthly retainer of $1,000, plus expenses incurred for attending meetings of the Board, Annual Stockholders Meetings, and for each meeting of a committee of the Board not held in conjunction with a Board meeting. In addition, effective October 1, 2003, any Director who is also a member of the Executive Committee will be paid an additional monthly retainer of $1,000. Accrued Director compensation, in the aggregate, amounted to $58,000 in 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, at April 1, 2005, the shares of our common stock owned beneficially; by each of our current directors; by all of our current directors and executive officers as a group; and by persons known to us to own, beneficially, more than five percent of the outstanding shares of our common stock:

                                                                                         Percent of Aggregate
                                                                    Common Stock             Voting Power and
                           Name of                                   Beneficially           Outstanding Equity
                     Beneficial Owner(1)                               Owned(2)                 Owned(3)
                     -------------------                               --------                 --------
      Grace C. Lindblom (13)                                           3,406,883                  26.47

      George W. Benoit (4)(7)(9)(10)(14)(15)                           2,229,120                  19.40

      Maureen Benoit (9)(14)                                           3,057,903                  22.08

      Frank Ciolli (21)                                                1,542,833                  12.51

      G. Martin Fell                                                     590,833                   5.19

      Barry W. Blank (8)                                               2,569,795                  19.80

      Michael J. Gutowski and Carol A. Gutowski (16) (19)                775,000                   6.70

      Kevin J. Benoit(5)(7)(10)(12)                                      681,577                   5.98

      Anthony S. Conigliaro (12)(17)                                   1,316,277                  10.87

      Gary L. Eichsteadt (24)                                            218,500                   1.98

      Charles W. Currie (6)                                              504,280                   4.57

      David W. Dube (18)                                                 104,000                   *

      Joseph G. Anastasi (22)                                            234,700                   2.13

      Thomas L. Sullivan (20)                                            117,500                   1.08

      All Directors and Executive Officers as a group
      (7 persons)                                                      7,782,280                  46.42

*     Owns less than one (1%) percent.

(1) The address of all the beneficial owners except Mr. Blank, Ms. Lindblom, Mr. Gutowski, Mr. Ciolli and Mr. Fell, is CNE Group, Inc., Inc., Suite 507, 200 West 57th Street, New York, New York 10019. Mr. Blank's address is P.O. Box 32056, Phoenix, Arizona 85064, Ms. Lindblom's address is 1412
      W. Colonial Drive,

      Orlando,FL 32804, Mr. Gutowski's address is 1271 SE 9th Avenue, Pompano Beach, FL 33060, Mr. Ciolli's address is 7 Jessup Lane, Westhampton Beach, NY 11978, and Mr. Fell's address is 150 East 58th Street, 23rd Floor, New York, NY 10155.

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

(3) All percentages of beneficial ownership are calculated based the number of shares outstanding as of April 8, 2005. On such date we had 10,790,915 shares of common stock issued and outstanding.

(4) Ownership and percentage numbers include 90,700 shares of common stock held in Mr. Benoit's 401K Plan.

(5) Ownership and percentage numbers include (a) 31,000 shares of common stock held in the Kevin J. Benoit 1998 Family Trust, of which Mr. Benoit is the Trustee; and (b) 35,300 shares of common stock held in Mr. Benoit's Individual Retirement Account.

(6) Ownership and percentage numbers include (a) 200 shares of common stock owned by Mr. Currie's wife, (b) 9,900 shares of common stock held in Mr. Currie's Individual Retirement Account, (c) 25,000 shares of common stock that Mr. Currie can acquire by exercising non-qualified stock options issued pursuant to our 2003 Stock Incentive Plan; and (d) 207,500 shares of common stock that he can acquire by exercising warrants issued in conjunction with his purchase of our 10% Convertible Notes.

(7) Ownership and percentage numbers include 50,000 shares of common stock that each of these individuals can acquire by exercising warrants.

(8) Ownership and percentage numbers include (i) 150,000 shares of common stock that Mr. Blank can acquire by exercising warrants of the Company and
      (ii) 1,885,695 shares of common stock that Mr. Blank can acquire by exercising warrants issued to him in conjunction with his purchase of our 10% Promissory Notes.

(9)   George W. Benoit and Maureen  Benoit are husband and wife.


(10)  George W. Benoit is the father of Kevin J. Benoit.

(11)  not used

(12) Ownership and percentage numbers include 514,277 shares of common stock that Mr. Conigliaro and Mr. K. Benoit can each acquire by exercising warrants issued to them in conjunction with their purchase of our 10% Promissory Notes.

(13) Ownership and percentage numbers include 2,081,550 shares of common stock that Ms. Lindblom can acquire by exercising warrants issued to her in conjunction with her purchase of our 10% Promissory Notes.

(14) Ownership and percentage numbers consist of (i) 2,571,388 shares of common stock that Mrs. Benoit can acquire by exercising warrants issued in conjunction with her purchase of our 10% Promissory Notes and (ii) 207,500 shares of common stock that she can acquire by exercising warrants issued in conjunction with her purchase of our 10% Convertible Notes, and (iii) 279,015 shares of common stock that she can acquire by exercising warrants issued in conjunction with her purchase of our 24% Secured Notes. George Benoit disclaims beneficial ownership of these securities.

(15) Ownership and percentage numbers include 600,000 shares of common stock that Mr. Benoit can acquire by exercising incentive stock options issued pursuant to our 2003 Stock Incentive Plan.

(16) Ownership and percentage numbers consist of 775,000 shares of common stock that Mr. Gutowski can acquire by exercising incentive stock options issued to him pursuant to our 2003 Stock Incentive Plan. Michael Gutowski and Carol Gutowski are husband and wife.

(17) Ownership and percentage numbers include 800,000 shares of common stock that Mr. Conigliaro can acquire by exercising incentive stock options issued to him pursuant to our 2003 Stock Incentive Plan.

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

(20) Ownership and percentage numbers include 117,500 shares of common stock that Mr. Sullivan can acquire by exercising.

(21) Ownership and percentage numbers consist of 1,542,833 shares of common stock that Mr. Ciolli can acquire by exercising of warrants issued in conjunction with his purchase of our 10% Promissory Notes.

(22) Ownership and percentage numbers include (i) 25,000 shares of common stock that Mr. Anastasi can acquire by exercising non-qualified stock options issued pursuant to our 2003 Stock Incentive Plan and (ii) 207,500 shares of common stock that he can acquire by exercising warrants issued in conjunction with his purchase of our 10% Convertible Notes.

(23) Ownership and percentage numbers consist of (i) 462,849 shares of common stock that Mr. Fell can acquire by exercising warrants issued in conjunction with his purchase of our 10% Promissory Notes and (ii) 127,984 shares of common stock that he can acquire by exercising warrants issued in conjunction with his purchase of our 24% Secured Notes.

(24) Ownership and percentage numbers include 218,500 shares of common stock that Mr. Eichsteadt can acquire by exercising.

Item 12. Certain Relationships and Related Transactions.

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

      Mr. and Mrs. Gutowski currently own, in the aggregate, (i) 100% of our Series AA Preferred Stock amounting to 1,000,000 shares, and (ii) 50% of our Series C Preferred Stock amounting to 4,867,937 shares and related common stock warrants (4,867,937) which they acquired in 2003. On August 31, 2003, they converted the Company's 8% Subordinated Notes due April 30, 2008 (the "8% Notes") then owned by them in the principal amount of $1,000,000 into 1,000,000 shares of our Series AA Preferred Stock. On January 21, 2004, Mr. and Mrs. Gutowski waived interest due them of $13,334 relating to the period of time they held the 8% Notes. On January 10, 2005, as part of the a litigation settlement with Mr. and Mrs.

      Gutowski, they agreed to exchange all of their Class AA, Class AA and Class C Preferred Stock, and all of their incentive stock options for shares of our common stock if the exchange is made on or prior to July 9, 2005.

      Messrs. Sullivan and Eichsteadt, in the aggregate, currently own (i) 50% our Series AA Preferred Stock amounting to $1,000,000, (ii) 50% of our Series C Preferred Stock amounting to 4,867,938 shares and related common stock warrants (4,867,938), and (iii) certain 8% installment notes amounting to $65,076, all of which they acquired during 2003. On January 21, 2004, Messrs. Sullivan and Eichsteadt waived $130,000 of certain accounts receivable due them from the Company.

      We have employment agreements with our executive officers and have granted stock options and warrants to purchase common stock to our officers and directors. These employment agreements and grants are discussed under the headings "Item 10: Executive Compensation" and "Item 11: Security Ownership of Certain Beneficial Owners and Management" above.

      On May 1, 2003, our subsidiary, SRC, entered into a two-year lease with T&G 16th Street Property, relating to its office and manufacturing premises located in Lauderhill, FL, at a monthly rental of $5,830. The lease contains one, one-year renewal option at the current annual rental rate. SRC's primary obligations pursuant to the lease agreement are the payment of rent and its incurred utility costs. Messrs. Sullivan and Eichsteadt are the principals of T&G 16th Street Property. Commencing December 1, 2004 this lease agreement was amended to provide for a monthly base rent of $6,750 through the expiration date of the lease.

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

      4.8 Form of CNE Group, Inc. 10% Subordinated Note (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

      4.9 Form of 8% Subordinated Note issued by CNE Group, Inc. to Gary l. Eichsteadt, to purchase all right, title and interest in Patent No. 6,060,979, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

      4.10 Certificate of Designations of CNE Group, Inc., Series AA Preferred Stock adopted pursuant to

            Section 151(g) of the Delaware General Corporation Law.

      10.1 Asset Purchase Agreement between CNE Group, Inc. and Gary L. Eichsteadt, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

      10.2 Assignment of patent by Gary L. Eichsteadt to CNE Group, Inc., dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

      10.3 Pledge Agreement made by CNE Group, Inc. and Gary L. Eichsteadt, dated April 23, 2003 (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

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

      10.7 Employment Agreement between Econo-Comm, Inc. and Gary L. Eichsteadt (Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 6, 2003).

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

      21.0  Subsidiaries of the Registrant.

            U.S. Commlink, Ltd. (California), SRC Technologies, Inc. (Florida) and CareerEngine Network, Inc. (Delaware). SRC's subsidiaries are Connectivity, Inc. (Florida) and Econo-Comm, Inc. (Florida). CareerEngine Network, Inc.'s subsidiaries are CareerEngine, Inc. (New York) Helmstar Funding, Inc. (Pennsylvania), Burrows, Hayes Company, Inc (New York), Shaw Realty Company, Inc. (New York), Helmstar Funding, Inc. (New York), Dover, Sussex Company, Inc. (New
            York), Housing Capital Corporation (New York), Randel, Palmer & Co., Inc. (New York), Parker, Reld & Co., Inc. (New York), McAdam, Taylor & Co., Inc. (New York) and Ryan, Jones & Co., Inc. (New York). CareerEngine, Inc.'s wholly-owned subsidiaries are Advanced Digital Networks, Inc. (New York) and A.E. Lander Corp. (New York).

      31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

      31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) During the last quarter of the period covered by this report the Company filed no reports on Form 8K

Item 14. Principal Accountant Fees and Services

      (1)   Audit Fees

      The aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements and review of our financial statements included in our quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements were $172,600 for the fiscal year ended December 31, 2004 and $125,261 for the fiscal year ended December 31, 2003.

      (2)   Audit-Related Fees

      Duringour last two fiscal years our independent auditors did not perform any assurance and related services that were reasonably related to the performance or review of our financial statements for which we were billed except as may have been included in the fees set forth in Paragraph (1) above.

      (3)   Tax Fees

      Our independent auditors did not provide us with any tax compliance, tax advice or tax planning services during our last two fiscal years and, accordingly, did not bill us for such services during these years.

      (4)   All Other Fees

      During our last two fiscal years our independent auditors did not provide us with any products and did not provide us with or bill us any fees for services other than those set forth in Paragraph (1) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2005.

CNE Group, Inc.


           /s/ George W. Benoit
-------------------------------------------------
   George W. Benoit, Chairman of the Board
          and Chief Executive Officer


          /s/ Anthony S. Conigliaro
-------------------------------------------------
   Anthony S. Conigliaro, Vice President
         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 15th day of April, 2005.

       Signature                         Title
       ---------                         -----


/s/ George W. Benoit             Chairman of the Board,
--------------------             President,
(George W. Benoit)               Chief Executive Officer



/s/ Joseph G. Anastasi           Director
----------------------
(Joseph G. Anastasi)


/s/ Charles W. Currie            Director
---------------------
(Charles W. Currie)


/s/ David W. Dube                Director
-----------------
(David W. Dube)


/s/ Anthony S. Conigliaro        Director
-------------------------
(Anthony S. Conigliaro)

                                 Director
-----------------------
(Gary L. Eichsteadt)