Form 10QSB
period 2005-03-31
CNE GROUP INC
filed 2005-05-23
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

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

                                 Yes |X| No |_|

       The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                        Outstanding at May 1, 2005
                  -----                        --------------------------

     Common stock - par value $.00001               10,790,915 shares
     --------------------------------               -----------------

                                     PART I

                              FINANCIAL INFORMATION

Item l. Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

                                                                      March 31,     December 31,
                                                                        2005            2004
                                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS
   Current:
      Cash and cash equivalents                                     $     71,195    $     84,408
      Accounts receivable, net of allowance for doubtful accounts        386,872         172,010
        of $61,000 in 2005 and $51,000 in 2004
      Inventory                                                          283,174         260,487
      Other                                                               10,293           8,273
                                                                    ------------    ------------
        Total current assets                                             751,534         525,178
   Fixed assets, net                                                     373,713         394,509
   Intellectual property rights, net                                   1,333,648       1,361,948
   Goodwill                                                            7,285,894       7,285,894
   Prepaid expenses and other assets                                      16,962          21,265
                                                                    ------------    ------------
                  Total assets                                      $  9,761,751    $  9,588,794
                                                                    ============    ============

LIABILITIES
   Current:
      Accounts payable and accrued expenses                         $  1,790,990    $  1,476,124
      Interest payable                                                   187,477         128,050
      Short-term credit arrangements                                     131,314         191,395
      Line of credit                                                      12,917          19,199
      Current portion of notes payable                                    12,148          17,243
      Notes and debenture payable                                        860,000         850,000
      10% subordinated notes payable                                     991,673         966,710
      Other notes payable                                                 27,217          23,330
                                                                    ------------    ------------
        Total current liabilities                                      4,013,736       3,672,051
   Notes payable, net of current portion                                  18,677          22,059
   Deferred grant revenue                                                300,000         300,000
                                                                    ------------    ------------
           Total liabilities                                           4,332,413       3,994,110
                                                                    ------------    ------------

   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock                                                           134             134
   Common stock                                                              121             121
   Paid-in surplus                                                    29,919,185      29,919,185
   Accumulated deficit                                               (21,617,002)    (21,451,656)
                                                                    ------------    ------------
                                                                       8,302,438       8,467,784
   Less treasury stock, at cost - 1,238,656 shares                    (2,873,100)     (2,873,100)
                                                                    ------------    ------------
           Total stockholders' equity                                  5,429,338       5,594,684
                                                                    ------------    ------------
                  Total liabilities and stockholders' equity        $  9,761,751    $  9,588,794
                                                                    ============    ============


See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                           Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
Revenues:
   Product sales                                   $    380,125    $    631,438
   Service fee income                                   200,184         320,135
   Internet related income                               46,462          31,369
                                                   ------------    ------------
                                                        626,771         982,962
   Costs of goods sold                                  177,529         503,699
                                                   ------------    ------------

      Gross profit                                      449,242         479,263

Other expenses:
   Advertising                                           17,808          24,720
   Compensation and related costs                       211,601         368,562
   General and administrative                           241,166         300,216
   Product development                                       --           6,241
   Depreciation and amortization                         49,205          47,499
                                                   ------------    ------------
                                                        519,780         747,238
                                                   ------------    ------------

Loss before other income (expenses)                     (70,538)       (267,975)

Other income (expenses):
   Amortization of debt discount                        (24,963)       (124,821)
   Interest expense                                     (69,873)        (81,182)
   Interest income                                           28             144
                                                   ------------    ------------

Loss before provision for income taxes                 (473,834)       (473,834)

   Provision for income tax provision                        --              --
                                                   ------------    ------------

Net loss                                           $   (165,346)   $   (473,834)
                                                   ============    ============

Loss per common share - basic and diluted:         $       (.02)   $       (.05)
                                                   ============    ============

Weighted average number of common
   shares outstanding  - basic and diluted:          10,790,915      10,057,582
                                                   ============    ============


See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                                2005             2004
                                                                            -----------      -----------
                                                                            (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net loss                                                                 $  (165,346)     $  (473,834)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                            49,205           47,499
        Provision for doubtful accounts                                          10,000            7,000
        Amortization of debt discount                                            24,963          124,821
        Changes in:
           Accounts receivable                                                 (224,862)        (429,577)
           Inventory                                                            (22,687)         (46,563)
           Prepaid expenses and other assets                                      2,283          (18,650)
           Accrued expenses and other liabilities                               265,500           66,715
                                                                            -----------      -----------

              Net cash used in operating activities                             (60,944)        (722,589)
                                                                            -----------      -----------

Cash flows from investing activities:
   Purchase of furniture and equipment                                                            (1,191)
                                                                            -----------      -----------

              Net cash used in investing activities                                (109)          (1,191)
                                                                            -----------      -----------

Cash flows from financing activities:
   Net proceeds from issuance of 1,750,000 shares of Common Stock                                571,000
   Proceeds from notes payable                                                   10,000

   Principal repayments on notes payable, lines of credit
      and short-term credit arrangements                                        (70,953)        (114,851)
                                                                            -----------      -----------

              Net cash provided by financing activities                         (60,953)         456,149
                                                                            -----------      -----------

Decrease in cash and cash equivalents                                          (122,006)        (267,631)
Cash and cash equivalents at beginning of period                                193,201          460,832
                                                                            -----------      -----------

Cash and cash equivalents at end of period                                  $    71,195      $   193,201
                                                                            ===========      ===========

Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                            $    13,974      $    77,776
        Income taxes                                                        $        --      $        --

      Non-cash financing activities relating to forgiveness of
      interest indebtedness to an officer and an employee of the Company:
           Interest payable                                                                       20,000
           Paid in surplus                                                                       (20,000)


See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY

The following consolidated financial statements of CNE Group, Inc. and subsidiaries (collectively referred to as the "Company or "CNE," unless the context requires otherwise) are prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and reflect all adjustments (consisting of normal recurring accruals) and disclosures which, in the opinion of management, are necessary for a fair statement of results for the interim periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Business
--------

CNE Group, Inc. is a holding company whose primary operating subsidiaries are SRC Technologies, Inc. ("SRC") and U.S. Commlink, Ltd. ("USCL"). SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and Econo-Comm, Inc. (d/b/a Mobile Communications) ("ECI"). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. The Company has intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices.

The Company also generates revenue from its subsidiary, CareerEngine, Inc., which is engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses, sustained substantial operating cash outflows and has a working capital deficit at both March 31, 2005 and December 31, 2004. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At March 31, 2005 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) cost reduction strategies initiated in January and June 2004 and (ii) additional equity and debt financing activities in addition to those set forth in these financial statements. The Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock could be delisted (see "American Stock Exchange Listing" below). There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

Private Financings
------------------

      1. On or about April 1, 2005, two individuals, both of whom are adult children of the Company's Chief Executive Officer, purchased 545,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the Common Stock and each share is automatically convertible into two shares of Common Stock when such conversion has been approved by the Company's Common Stockholders.

      2. On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company's Chief Executive Officer, purchased 500,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share.

      3. On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note is (i) secured by approximately $42,000 in one of the Company's bank accounts; (ii) convertible into the Company's Common Stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to the Company's Senior Indebtedness as that term is defined therein. At May 15, 2005 the outstanding principal balance of the note was $10,000. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted Common Stock and three-year warrants to purchase an aggregate of 100,000 shares of Common Stock at $0.50 per share, subject to appropriate anti-dilution provisions.

American Stock Exchange Listing
-------------------------------

On May 5, 2005, the Company received notice from the American Stock Exchange ("AMEX") Staff indicating that at December 31, 2004 it did not meet certain of AMEX's continuing listing standards, specifically its (i) Stockholders' Equity being less than $6,000,000 (Section 1003(a)(iii) of the AMEX Company Guide) and
(ii) financial condition has become so impaired that it appears questionable that it will be able to continue operations and/or meet its obligations as they mature (Section 1003(a)(iv) of the AMEX Company Guide).

AMEX has requested the Company to submit a plan, by June 6, 2005, that will demonstrate to AMEX the Company's ability to regain compliance (the "Plan"), which the Company intends to do. The Plan is subject to the approval and to periodic monitoring by AMEX. Assuming the Company achieves its scheduled financial milestones as determined by AMEX, the Company will have until November 5, 2005 to regain compliance with the continuing listing requirements. If the Company it does not achieve its scheduled financial milestones as determined by AMEX, the Company will lose its AMEX listing.

At March 31, 2005, the Company's Stockholders' Equity was approximately $5,429,000, its current assets were $752,000, and its current liabilities were $4,014,000 of which primarily included notes payable ($1,602,000 due April 30, 2005 and $150,000 due June 30, 2005) and related interest payable amounting to approximately $2,039,000. No event of default has been declared by any holder thereof as of the date hereof. Management and the noteholders, who include directors, officers and an employee of the Company who is also a director, are currently renegotiating the terms of these notes.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]   Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                        March 31,    December 31,
                                          2005           2004
                                        ---------    ------------

               Raw materials            $ 256,447     $ 242,061
               Work in progress            24,227        15,926
               Finished goods              2,500,         2,500
                                        ---------     ---------
                        Total           $ 283,174     $ 260,487
                                        =========     =========

[2]   Income (loss) per share:

      Basic and diluted earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three month periods ended March 31, 2005 and 2004. Common Stock equivalents to purchase Common Stock of the Company that were outstanding at March 31, 2005 and 2004 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

      At March 31, 2005 and December 31, 2004, the Company had a stock-based employee compensation plan - the 2003 Plan.

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

                                                              Three Month Period Ended March 31,
                                                              ----------------------------------
                                                                 2005                    2004
                                                              ----------              ----------
          Net loss, as reported                               $ (165,346)             $ (473,834)

          Less, Total stock-based employee compensation
          expense determined under fair value-based method
          for all awards, net of related tax effects                  --                (168,280)
                                                              ----------              ----------

          Pro forma net loss                                  $ (165,346)             $ (642,114)
                                                              ==========              ==========

          Net loss per share - basic and diluted:
               As reported                                    $    (0.02)             $    (0.05)
                                                              ==========              ==========
               Pro forma                                      $    (0.02)             $    (0.06)
                                                              ==========              ==========

      On May 10, 2005, pursuant to a litigation Settlement Agreement dated January 10, 2005, the Company tendered an aggregate of 850,000 shares of the Company's Common Stock to Larry M. Reid, Michael J. Gutowski and Carol
      L.  Gutowski  in exchange  for all of their (i)  incentive  stock  options
      (1,550,000), (ii) Series AA Preferred Stock (1,000,000), (iii) Series A Preferred Stock (305,336) and related Class A Warrants (305,336), and (iv) Series C Preferred Stock (4,867,937) and related Class C Warrants (4,867,937). These tendered securities will be delivered to Messrs. Reid and Gutowski and Ms. Gutowski when the securities for which they are being exchanged are delivered to the Company.

[4]   Recent accounting pronouncements:

      In  January  2003,  the FASB  issued  FIN 46,  Consolidation  of  Variable
      Interest Entities (VIE's), and a revision to FIN 46 in December 2003 (together, "FIN 46"), which requires identification of the Company's participation in VIE's. VIE's are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on the assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interest in VIE's that are deemed significant, even if consolidation is not required. FIN 46 is effective for all VIE's created after January 31, 2003. The Company adopted FIN 46 during 2003 and the adoption of this interpretation did not have an impact on the Company's consolidated financial statements in 2005 or 2004.

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

      or modified after May 31, 2003. The Company adopted this standard during 2003 and the adoption did not have an impact on the Company's consolidated financial statements in 2004 or 2003.During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29") required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. The adoption of this standard did not have an impact on the Company's consolidated financial statements in 2005 and 2004.

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

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE C - RESTRUCTURING OF CERTAIN NOTES PAYABLE

As of April 30, 2005, the Company's (i) 10% Subordinated Notes amounting to $1,000,000, (ii) 18% Promissory Note amounting to $300,000, (iii) 10% Secured Note amounting to $150,000, and (iv) 24% Secured Notes amounting to $150,000, were all due and payable. Unpaid interest relating to these notes amounting to approximately $165,000 is also due and payable. As of the date hereof, no event of default has been declared by any holder thereof. Management and the noteholders, which includes directors, officers and an employee of the Company who is also a director, are currently renegotiating the terms of these notes.

NOTE D - LITIGATION

[1] The Company is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

[2] On August 19, 2004, two of the Company's then officers, Michael J. Gutowski and Larry M. Reid, who were then also directors, informed the Company that their employment contracts may have been breached. On August 27, 2004, these officers filed suit against the Company in the United States District Court, Southern District of Florida, alleging that (i) their employment contracts had been breached and (ii) certain future compensation relating thereto to be paid to them amounting up to an aggregate of $1,003,000 had been accelerated. On October 5, 2004, Carol L. Gutowski, then an officer of one of the Company's subsidiaries and a former director of the Company, instituted a suit against the subsidiary in the Circuit Court, 17th Judicial Circuit, Broward County, Florida, alleging (i) a breach of her employment agreement with the subsidiary and
      (ii) that certain future compensation relating thereto to be paid to her from the subsidiary amounting up to an aggregate of $274,000 had been accelerated.

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

      On January 10, 2005, both of the aforementioned actions were settled. In accordance therewith, the parties agreed, among other things, as follows:

            1. Each party will release the other from any and all claims except for any obligations set forth in the settlement agreement and the legal actions between the parties, including both the Federal Court and Florida Circuit Court actions, will be dismissed with prejudice;

            2. The parties shall bear their own fees and expenses relating to the litigation;

            3.    Messrs.  Reid and Gutowski and Ms.  Gutowski shall be released
                  from  the  non-competition   provisions  of  their  respective
                  employment contracts;

            4. Messrs. Reid and Gutowski agreed to resign as directors of the Company; and

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE D - LITIGATION (CONTINUED)

            5. Messrs. Reid and Gutowski and Ms. Gutowski shall exchange, in the aggregate, (i) all of their Class AA (1,000,000 shares), Class A (305,336 shares), and Class C (4,867,937 shares) Preferred Stock of the Company, and (ii) all issued incentive stock options of the Company, aggregating 1,550,000 in the aggregate, for 850,000 shares of our Common Stock if the exchange is made on or prior to May 10, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005 subject to certain restrictions relating to the sale thereof.

      The settlement agreement has been being filed with the United States District Court Southern District of Florida, Case No:
      04-61125-Civ-Cooke/McAliley, Michael J. Gutowski and Larry M. Reid, Plaintiffs, v. CNE Group, Inc., Defendant/Counter-Plaintiff, v. Michael J. Gutowski, Larry M. Reid and Carol L. Gutowski, Counter-Defendants.

NOTE E - SUBSEQUENT EVENTS

[1] As of January 1, 2005, certain holders of the Company's 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750) and October 1, 2004 ($18,750) to April 1, 2005 in consideration for the Company issuing to them 384,375 of its Class B Warrants, each to give the holder thereof the right to purchase one share of Common Stock at $0.40 per share. On April 1, 2005, the holders of the Company's 10% subordinated notes were asked to agree to defer $25,000 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750), October 1, 2004 ($18,750) and January 1, 2005 ($187,50) to
      April 30, 2005 in consideration for the Company issuing to them 254,167 of its Class B Warrants, each to give the holder thereof the right to purchase one share of Common Stock at $0.30 per share. The noteholders include two officers of the Company. The Company is currently awaiting a response to this proposal.

[2] On January 1, 2005, the holders of the Company's 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 30, 2005 in consideration of the Company issuing to them 113,000 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of Common Stock at $0.30 per share. On April 1, 2005, the holders of the Company's 24% Secured Notes were asked to agree defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) and January 1, 2005 ($92,00) to April 30, 2005 in consideration for the Company issuing to them 80,222 of its Class H Warrants, each to give the holder thereof the right to purchase one share of Common Stock at $0.30 per share. The Company is currently awaiting a response to this proposal.

[3] On or about April 1, 2005, two individuals, both of whom are adult children of the Company's Chief Executive Officer, purchased 545,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the Common Stock and each share is automatically convertible into two shares of Common Stock when such conversion has been approved by the Company's common stockholders. The Company used the funds obtained from this financing primarily for working capital purposes.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE E - SUBSEQUENT EVENTS (CONTINUED)

[4] On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company's Chief Executive Officer, purchased 500,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share. The Company used the funds obtained from this financing primarily for working capital purposes.

[5] On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note is (i) secured by approximately $42,000 in one of the Company's bank accounts; (ii) convertible into the Company's Common Stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and
      (iii) subordinated to the Company's Senior Indebtedness as that term is defined therein. At May 15, 2005 the outstanding principal balance of the note was $10,000. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted Common Stock and three-year warrants to purchase an aggregate of 100,000 shares at $0.50 per share, subject to appropriate anti-dilution provisions. The Company used the funds obtained from this financing primarily for working capital purposes.

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

      At March 31, 2005, our allowance for doubtful accounts was $61,000 or 13.6% of gross receivables, compared to $51,000 or 22.9% of gross receivables as of December 31, 2004. The decrease in the reserve as a percentage of gross receivables at March 31, 2005 as compared to December 31, 2004 is the result of an increase in accounts receivable from December 31, 2004 to March 31, 2005 and a lessor requirement for an allowance for doubtful accounts at March 31, 2005 than at December 31, 2004.

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

            Valuation of Goodwill. Purchased Intangible Assets and Long-Lived
            -----------------------------------------------------------------
            Assets
            ------

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

      Recent Accounting Pronouncements
      --------------------------------

      In  January  2003,  the FASB  issued  FIN 46,  Consolidation  of  Variable
      Interest Entities (VIE's), and a revision to FIN 46 in December 2003 (together, "FIN 46"), which requires identification of our participation in VIE's. VIE's are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on the assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interest in VIE's that are deemed significant, even if consolidation is not required. FIN 46 is effective for all VIE's created after January 31, 2003. We adopted FIN 46 during 2003 and the adoption of this interpretation did not have an impact on our consolidated financial statements in 2005 or 2004.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We adopted this standard during 2003 and the adoption did not have an impact on our consolidated financial statements in 2005 or 2004.

      During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions ("APB 29") required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. The adoption of this standard did not have an impact on our consolidated financial statements in 2005 or 2004.

      During December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. We are currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. SFAS 123R will be effective for us beginning January 1, 2006.

      In  implementing  SFAS  123R  we  will  apply  the  modified   prospective
      application  transition  method.  The  modified  prospective   application
      transition method requires the application of this standard to:

            o     All new awards issued after the effective date;

            o All modifications, repurchased or cancellations of existing awards after the effective date; and

            o     Unvested awards at the effective date.

      For unvested awards, the compensation cost related to the remaining "requisite service' that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. We will be adopting the modified prospective application of SFAS 123R.

A.    Results of Operations:
      ----------------------

      Three-Month Period Ended March 31, 2005 Compared to the Three-Month Period
      --------------------------------------------------------------------------
      Ended March 31, 2004
      --------------------

      Revenues

      Total revenues decreased to $626,771 for the three-month period ended March 31, 2005 from $982,962 for the three-month period ended March 31, 2004 due to a decrease in the dollar amount of the awarded contracts to USCL.

      Product sales income decreased to $380,125 for the three-month period ended March 31, 2005 from $631,438 for the three-month period ended March 31, 2004 due to a decrease in the dollar amount of the awarded contracts to USCL.

      Service fee income decreased to $200,184 for the three-month period ended March 31, 2005 from $320,135 for the three-month period ended March 31, 2004 due to the loss of certain maintenance contracts by ECI.

      Internet related income increased to $46,463 for the three-month period ended March 31, 2005 from $31,369 for the three-month period ended March 31, 2004 as the operations of our subsidiary, CareerEngine, Inc. have stabilized, although we have relatively small operations within the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income, decreased to $177,529 for the three-month period ended March 31, 2005 from $503,699 for the three-month period ended March 31, 2004 due to the decrease in related revenues.

      Other Expenses

      Total other expenses decreased to $519,780 for the three-month period ended March 31, 2005 from $747,238 for the three-month period ended March 31, 2004 as the effect of certain cost reduction initiatives, including the reduction of our executive personnel, were in effect during the three-month period ended March 31, 2005 that were not in effect during in the three month period ended March 31, 2004.

      Advertising expenses decreased to $17,808 for the three-month period ended March 31, 2005 from $24,720 for the three-month period ended March 31, 2004 as we decreased our attendance at industry trade shows. These expenditures relate to the acquired operations of USCL and SRC and its subsidiaries.

      Compensation and related costs decreased to $211,601 for the three-month period ended March 31, 2005 from $368,562 for the three-month period ended March 31, 2004 as we instituted certain payroll reduction initiatives in 2004, including the reduction of our executive personnel.

      General and administrative expenses decreased to $241,166 for the three-month period ended March 31, 2005 from $300,216 for the three-month period ended March 31, 2004 due to the decreased cost and use of professional services in the operations of the Company.

      Product development expenses decreased to nil for the three-month period ended March 31, 2005 from $6,241 for the three-month period ended March 31, 2004 due to the cessation of certain initiatives commenced by USCL to develop products to meet our customers' future requirements.

      Depreciation and amortization expenses modestly increased to $49,205 for the three-month period ended March 31, 2005 from $47,499 for the three-month period ended March 31, 2004.

      Other Items

      Amortization of debt discount decreased to $24,963 for the three-month period ended March 31, 2005 from $124,821 for the three-month period ended March 31, 2004 due to the change in the monthly rate of amortization of the debt discount ($699,000) related to the 10% subordinated notes issued on April 23, 2003 from $58,250 to $8,321. The change in the amortization rate was caused by the extension of the maturity date of the notes from April 30, 2004 to April 30, 2005.

      Interest expense decreased to $69,873 for the three-month period ended March 31, 2005 from $81,182 for the three-month period ended March 31, 2004 due primarily to a decrease in the use, by SRC and its subsidiaries, of accounts receivable financing commonly referred to as factoring. Factoring, when utilized, has an annual interest rate in excess of 36%.

      Operating Loss

      On a pre-tax basis, we had a loss from operations of $165,346 for the three-month period ended March 31, 2005 compared with a loss from operations of $473,834 for the three-month period ended March 31, 2004.

      Our loss from operations for the three-month period ended March 31, 2005 was $165,346 compared with a loss from continuing operations of $473,834 for the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, loss per common share from continuing operations, basic and diluted, was $.02 per share. For the three-month period ended March 31, 2004, income per common share from continuing operations, basic and diluted, was $.05 per share.

      Our net loss for the three-month period ended March 31, 2005 was $165,346 compared with net loss of $473,834 for the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, net loss per common share, basic and diluted, was $.02 per share. For the three-month period ended March 31, 2004, net loss per common share, basic and diluted, was $.05 per share.

B.    Liquidity and Capital Resources
      -------------------------------

      We have incurred substantial losses, sustained substantial cash outflows from operating activities and had a working capital deficit at March 31, 2005 and December 31, 2004. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on our ability to obtain additional equity and/or debt financing to fund our operations, financial obligations as they become due, and ultimately to achieve profitable operations. We are continuously in the process of raising additional financing and have initiated a cost reduction strategy. At March 31, 2005 and December 31, 2004 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) cost reduction strategies initiated in January and June 2004 and (ii) additional equity and debt financing activities in addition to those set forth in the financial statements. On May 5, 2005, we received notice from the American Stock Exchange ("AMEX") Staff indicating that at December 31, 2004 we did not meet certain of AMEX's continuing listing standards, specifically our (i) Stockholders' Equity being less than $6,000,000 (Section 1003(a)(iii) of the AMEX Company Guide) and (ii) financial condition has become so impaired that it appears questionable that we will be able to continue operations and/or meet our obligations as they mature (Section 1003(a)(iv) of the AMEX Company Guide). AMEX has requested us to submit a plan, by June 6, 2005, that will demonstrate to AMEX our ability to regain compliance (the "Plan"), which we intend to do. The Plan is subject to the approval and to periodic monitoring by AMEX. Assuming we achieve our scheduled financial milestones as determined by AMEX, we will have until November 5, 2005 to regain compliance with the continuing listing requirements. If we do not achieve our scheduled financial milestones as determined by AMEX, we will lose our AMEX listing. At March 31, 2005, our Stockholders' Equity was approximately $5,429,000, our current assets were $752,000, and our current liabilities were $4,014,000 that primarily included notes payable ($1,602,000 due as of April 30, 2005 and $150,000 due June 30, 2005) and
      related interest payable amounting to approximately $2,039,000. No event of default has been declared by any holder thereof as of the date hereof. Management and the noteholders, who include certain of our directors, officers and an employee who is also a director, are currently renegotiating the terms of these notes. There is no assurance that we can obtain additional financing or achieve profitable operations or generate possible cash flow or that we can retain our listing. Our 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this ongoing concern uncertainty

      Off-Balance Sheet Arrangements
      ------------------------------

      At March 31, 2005 and December 31, 2004, we had no off-balance sheet arrangements.

      Operating Activities
      --------------------

      We utilized $60,944 of cash in operating activities during the three-month period ended March 31, 2005. We had a net loss of $165,346 during this period, which included an aggregate of $84,168 of non-cash items, including depreciation and amortization, amortization of debt discount and an allowance for doubtful accounts. In addition to the impact of non-cash items, our operating activities for the three-month period ended March 31, 2005 also reflected an increase in inventory, accounts payable, accrued expenses and other liabilities, and accounts receivable and a decrease in other assets.

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

      On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 in February 2004 from the sale of our Common Stock (see "Financing Activities" below), and restructured certain short-term credit arrangements into a $300,000 note payable due in February 2005. Furthermore, in July through December 2004 we restructured and issued approximately $450,000 of our debt securities. We are currently attempting to restructure the debt due April 30, 2005 amounting to $1,600,000 with the holders thereof.

      Financing Activities
      --------------------

      On April 23, 2003, we completed a private financing pursuant to which we issued notes (the "Notes") in the aggregate principal amount of $1,000,000, of which $650,000 was to certain of our officers, and 4,165,800 ten year cashless Class B Warrants, each to purchase one share of our Common Stock at $0.50 per share. The Notes bear interest at the annual rate of 10% payable quarterly and were due on April 30, 2004. The aggregate number of shares for which the Warrants may be exercised equal 15% of our outstanding Common Stock on a fully-diluted basis. The Warrants are anti-dilutive until the Notes have been repaid. The due date of the Notes may be extended at our option for an additional year in consideration for the issuance of 10-year warrants to purchase 4% of our then outstanding Common Stock at $0.50 per share. These Warrants would also be anti-dilutive until the Notes have been repaid. In addition, we valued the Warrants, utilizing the Black-Scholes Pricing Model, at $699,000, which is being accounted for as debt discount and is being amortized ratably over the one-year term of the Notes.

      On March 12, 2004, we notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were then exercisable for an aggregate of 5,245,200 shares of our Common Stock at approximately $0.40 per share. On this date, we also exercised our option to extend the maturity date of the Notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the Noteholders Class B Warrants to purchase an additional 1,708,900 shares of our Common Stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the Notes have been paid in full. In May 2005, we will notify the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants will now be exercisable for an additional of 1,122,100 shares of our Common Stock at approximately $0.40 per share.

      In addition, on September 17, 2003, we sold 1,250,000 shares of our Common Stock at $0.40 per share to an existing noteholder and stockholder of the Company.

      On February 10, 2004, we sold 1,750,000 shares of our Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $571,000.

      On June 24, 2004 we repaid, in full, one of our outstanding lines of credit amounting to approximately $146,000. On the same date we issued a secured note payable to an employee of one of our subsidiaries in the amount of $150,000. This employee is also now one of our directors. The note is secured by the furniture and equipment of the subsidiary. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration for extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, we issued the noteholder individual Warrants to purchase 101,000 shares of our Common Stock at $0.28 per share. Management and the noteholder are currently renegotiating the terms of these notes.

      In July and August 2004, we issued $150,000 of our 24% Secured Notes due April 30, 2005 to the wife of our Chief Executive Officer who is also the holder of one of our 10% subordinated notes. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by us. On October 1, 2004, the holders of 100% of our 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration for our issuing to them 53,333 of our Class B Warrants, each to give the holder thereof the right to purchase one share of our Common Stock at $0.33 per share. On January 1, 2005, the holders of 100% of our 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 $5,867 to April 1, 2005 in consideration for our issuing to them 113,000 of our Class B Warrants, each to give the holder thereof the right to purchase one share of our Common Stock at $0.40 per share. Management and the noteholders, which includes directors, and an officer of the Company, are currently renegotiating the terms of these notes.

      In October 2004, we and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL's anticipated participation in the "Cellular Call Box Upgrade and Maintenance Service" projects for numerous Service Authority for Freeway Emergencies ("SAFE") programs within the state of California. We cannot assure you that we will participate in these projects or, if we do, to what extent such participation will be. This agreement provides us with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount receivables financed. The finished goods and accounts receivable to be financed, as well as all of our other assets not previously pledged, will secure the borrowings under this agreement.

      In October, November and December 2004, we issued (i) $150,000 of our 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 945,000 of our Class C Cashless Warrants, each to give the holder thereof the right to purchase one share of our Common Stock at $0.50 per share. The notes were sold to the wife of our Chief Executive Officer and other accredited investors and are convertible by the holder, at any time, into our Common Stock at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is due at maturity.

      On or about April 1, 2005, two individuals, both of whom are adult children of our Chief Executive Officer, purchased 545,000 shares of our Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over our Common Stock and each share is automatically convertible into two shares of our Common Stock when such conversion has been approved by our Common Stockholders.

      On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of our Chief Executive Officer, purchased 500,000 shares of our Series G Preferred Stock at a price of $0.20 per share.

      On or about March 15, 2005, we borrowed $20,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note is (i) secured by approximately $42,000 in one of our bank accounts; (ii) convertible into our Common Stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to our Senior Indebtedness as that term is defined therein. At March 31, 2005 the outstanding principal balance of the note was $10,000. In addition, on or about April 11, 2005, we sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted Common

        Stock and three-year warrants to purchase an aggregate of 100,000 shares of our Common Stock at $0.50 per share, subject to appropriate anti-dilution provisions.

        We are using the funds obtained from these financings for working capital. The financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by
        Section 4(2) thereof.

        We did not have any material commitments for capital expenditures as of March 31, 2005.

C.      Inflation
        ---------

        Due to the nature of our business, inflation does not significantly impact our operations.

Item 3. Controls and Procedures

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

        We are a party to various vendor related litigations. Based on the opinion of management and legal counsel, we have accrued an estimated liability of approximately $100,000.

Item 5. Other Information.

        None

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

        (b)     Reports on Form 8-K:

                The Company filed a report on Form 8-K on January 14, 2005, a report on Form 8-K on April 11, 2005, and a report on Form 8-K on May 11, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CNE GROUP, INC.


                                       /s/ George W. Benoit
                                       -----------------------------------------
Date: May 23, 2005                     George W. Benoit, Chairman of the Board
                                       of Directors, and Chief Executive
                                       Officer


                                       /s/ Anthony S. Conigliaro
                                       -----------------------------------------
Date: May 23, 2005                     Anthony S. Conigliaro, Vice President and
                                       Chief Financial Officer