Form 10QSB
period 2005-06-30
CNE GROUP INC
filed 2005-08-12
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

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

              255 West 36th Street, Suite 800, New York, N.Y. 10018
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                  212-300-2112
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

       The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class                      Outstanding at August 1, 2005
                 -----                      -----------------------------
    Common stock - par value $.00001              11,424,248 shares
    --------------------------------              -----------------

                                     PART I

                              FINANCIAL INFORMATION

Item l. Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

                                                                      June 30,      December 31,
                                                                        2005            2004
                                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS
   Current:
      Cash and cash equivalents                                     $    101,391    $     84,408
      Accounts receivable, net of allowance for doubtful accounts        172,887         172,010
        of $66,000 in 2005 and $51,000 in 2004
      Inventory                                                          313,322         260,487
      Other                                                                8,964           8,273
                                                                    ------------    ------------
        Total current assets                                             596,564         525,178
   Fixed assets, net                                                     333,243         394,509
   Intellectual property rights, net                                   1,305,349       1,361,948
   Goodwill                                                            7,285,894       7,285,894
   Prepaid expenses and other assets                                       7,661          21,265
                                                                    ------------    ------------
                  Total assets                                      $  9,528,711    $  9,588,794
                                                                    ============    ============

LIABILITIES
   Current:
      Accounts payable and accrued expenses                         $  1,627,724    $  1,476,124
      Interest payable                                                   246,904         128,050
      Short-term credit arrangements                                      96,859         191,395
      Line of credit                                                       3,524          19,199
      Current portion of notes payable                                        --          17,243
      Notes and debenture payable                                        850,000         850,000
      10% subordinated notes payable                                   1,000,000         966,710
      Other notes payable                                                 42,690          23,330
                                                                    ------------    ------------
        Total current liabilities                                      3,867,701       3,672,051
   Notes payable, net of current portion                                      --          22,059
   Deferred grant revenue                                                     --         300,000
                                                                    ------------    ------------
           Total liabilities                                           3,867,701       3,994,110
                                                                    ------------    ------------

   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock                                                           145             134
   Common stock                                                              127             121
   Paid-in surplus                                                    30,243,169      29,919,185
   Accumulated deficit                                               (21,709,331)    (21,451,656)
                                                                    ------------    ------------
                                                                       8,534,110       8,467,784
   Less treasury stock, at cost - 1,238,656 shares                    (2,873,100)     (2,873,100)
                                                                    ------------    ------------
           Total stockholders' equity                                  5,661,010       5,594,684
                                                                    ------------    ------------
                  Total liabilities and stockholders' equity        $  9,528,711    $  9,588,794
                                                                    ============    ============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                      Three Months                     Six Months
                                                     Ended June 30,                  Ended June 30,
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
   Product sales                              $    132,836    $    261,962    $    512,961    $    893,400
   Service fee income                              152,230         262,518         352,414         582,653
   Internet related income                          18,491          25,838          64,953          57,207
                                              ------------    ------------    ------------    ------------
                                                   303,557         550,318         930,328       1,533,260
   Cost of goods sold                              150,340         281,616         327,869         785,315
                                              ------------    ------------    ------------    ------------

      Gross profit                                 153,217         268,702         602,459         747,945
                                              ------------    ------------    ------------    ------------

Other expenses:
   Advertising                                      16,477          12,208          34,285          36,928
   Compensation and related costs                  189,686         453,030         401,287         821,592
   General and administrative                      218,526         363,083         459,692         663,299
   Product development                                  --          31,368              --          37,609
   Depreciation and amortization                    48,342          48,857          97,547          96,356
                                              ------------    ------------    ------------    ------------
                                                   473,031         908,546         992,811       1,655,784
                                              ------------    ------------    ------------    ------------

Loss before other income (expenses)               (319,814)       (639,844)       (390,352)       (907,839)

Other income (expenses):
   Amortization of debt discount                    (8,327)        (24,963)        (33,290)       (149,784)
   Grant income                                    300,000              --         300,000              --
   Interest expense                                (64,252)        (86,460)       (134,125)       (167,342)
   Interest income                                      63             155              91             299
                                              ------------    ------------    ------------    ------------

Loss before provision for income taxes             (92,330)       (751,112)       (257,676)     (1,224,666)

   Provision for income taxes                           --              --              --              --
                                              ------------    ------------    ------------    ------------

Net loss                                      $    (92,330)   $   (751,112)   $   (257,676)   $ (1,224,666)
                                              ============    ============    ============    ============

Loss per common share - basic and diluted:    $       (.01)   $       (.07)   $       (.02)   $       (.12)
                                              ============    ============    ============    ============

Weighted average number of common
   shares outstanding  - basic and diluted:     11,324,248      10,640,915      11,057,582      10,349,248
                                              ============    ============    ============    ============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                     Six Months Ended June 30,
                                                                                       2005            2004
                                                                                   ------------    ------------
                                                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities:
   Net loss                                                                        $   (257,676)   $ (1,224,666)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    97,547          96,356
        Provision for doubtful accounts                                                  15,000          13,207
        Issuance of common stock for services                                            54,000              --
        Amortization of debt discount                                                    33,290         149,784
        Changes in:
           Accounts receivable                                                          (15,877)        (85,014)
           Inventory                                                                    (72,756)        (68,413)
           Prepaid expenses and other assets                                             12,913          17,381
           Accounts payable, accrued expenses and deferred grant revenue                 (2,953)        247,404
                                                                                   ------------    ------------

              Net cash used in operating activities                                    (136,512)       (853,961)
                                                                                   ------------    ------------

Cash flows from investing activities:
   Purchase of furniture and equipment                                                  (20,318)        (30,764)
                                                                                   ------------    ------------

              Net cash used in investing activities                                     (20,318)        (30,764)
                                                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance Series G Preferred Stock                                      220,000              --
   Proceeds from sale of 333,333 shares of restricted common stock                       50,000
   Net proceeds from issuance of 1,750,000 shares of common stock                                       571,000
   Proceeds from notes payable                                                           20,000
   Principal repayments on notes payable - other                                       (150,153)       (245,515)
                                                                                   ------------    ------------

              Net cash provided by financing activities                                 139,847         475,485
                                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents                                        (16,983)       (409,240)
Cash and cash equivalents at beginning of period                                         84,408         460,832
                                                                                   ------------    ------------

Cash and cash equivalents at end of period                                         $    101,391    $     51,592
                                                                                   ============    ============

Supplemental disclosures of cash flow information related to continuing operations:
      Cash paid during the period for:
        Interest                                                                   $     16,666    $    137,861
        Income taxes                                                               $         --    $         --

      Non-cash investing and financing activities relating to conversion of debt to preferred stock, and forgiveness of interest indebtedness to an officer and an employee of the Company:
           Interest payable                                                                  --    $     40,000
           8% notes payable                                                                  --       1,000,000
           Issuance of preferred stock, at par                                               --             (10)
           Paid in surplus                                                                   --      (1,039,990)

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

The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses, sustained substantial operating cash outflows and has a working capital deficit at both June 30, 2005 and December 31, 2004. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At June 30, 2005 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) cost reduction strategies initiated in January and June 2004, (ii) additional equity and debt financing activities, and (iii) a merger/acquisition transaction or a transaction of a similar nature in addition to those set forth in the financial statements. . The Company has been notified that, subject to the procedural requirements of the American Stock Exchange, its stock could be delisted (see "American Stock Exchange Listing" below). There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

For information relating to a merger transaction entered into by the Company see Note F - Subsequent Event.

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

      3. On or about April 20, 2005, an individual purchased 100,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share.

      4. On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note was (i) secured by approximately $42,000 in one of the Company's bank accounts; (ii) convertible into the Company's Common Stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to the Company's Senior Indebtedness as that term is defined therein. On June 10, 2005 the company repaid this note in full. In addition, on or about April 15, 2005, the Company sold to this lender, for an aggregate purchase price of $50,000, 333,333 shares of restricted Common Stock and three-year warrants to purchase an aggregate of 100,000 shares of Common Stock at $0.50 per share, subject to appropriate anti-dilution provisions.

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

AMEX requested the Company to submit a plan that would demonstrate to AMEX the Company's ability to regain compliance (the "Plan"). On June 6, 2005 the Company submitted the Plan. On June 13, 2005, the Staff notified the Company that it had determined that the Plan did not make a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards, as required by Section 1009 of the Company Guide and, as provided by Section 1009(d) thereof, the Staff has determined to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on AMEX.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE A - THE COMPANY (CONTINUED)

In accordance with Sections 1203 and 1009(d) of the Company Guide the Company had a limited right to appeal the Staff's determination at an oral hearing or one based on a written submission before a Listing Qualifications Panel. The Company requested, and was subsequently granted, an oral hearing on August 8, 2005 to appeal the Staff's determination. The Company is awaiting the decision of the Listings Qualifications Panel. The Company can give no assurance that its appeal will be successful.

If the appeal is successful the Plan is subject to the approval and to periodic monitoring by AMEX. Assuming the Company achieves its scheduled financial milestones as determined by AMEX, the Company may have until November 5, 2005 to regain compliance with the continuing listing requirements. If the Company it does not achieve its scheduled financial milestones as determined by AMEX, the Company will lose its AMEX listing.

At June 30, 2005, our Stockholders' Equity was approximately $5,661,000, our current assets were $597,000, and our current liabilities were $3,868,000 that primarily included notes payable ($1,850,000 due as of June 30, 2005) and related interest payable amounting to approximately $2,097,000. No event of default has been declared by any holder thereof as of the date hereof. Management and the noteholders, who include certain of our directors, officers and an employee who is also a director, are currently renegotiating the terms of these notes. There is no assurance that we can obtain additional financing or achieve profitable operations or generate possible cash flow or that we can retain our listing.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]   Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                      June 30,     December 31,
                                        2005           2004
                                    ------------   ------------

             Raw materials            $295,166       $242,061
             Work in progress           15,656         15,926
             Finished goods              2,500          2,500
                                      --------       --------
                      Total           $313,322       $260,487
                                      ========       ========

[2]   Income (loss) per share:

      Basic and diluted earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three month periods ended March 31, 2005 and 2004. Common Stock equivalents to purchase Common Stock of the Company that were outstanding at June 30, 2005 and 2004 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

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

      At June 30, 2005 and December 31, 2004, the Company had a stock-based employee compensation plan - the 2003 Plan.

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

                                                               Six Month Period Ended June 30,
                                                               -------------------------------
                                                                   2005               2004
                                                               ------------       ------------
           Net loss, as reported                                $(257,676)        $(1,224,666)

           Less, Total stock-based employee compensation
           expense determined under fair value-based method
           for all awards, net of related tax effects                  --            (168,280)
                                                                ---------         -----------

           Pro forma net loss                                   $(257,676)        $(1,392,946)
                                                                =========         ===========

           Net loss per share - basic and diluted:
                As reported                                        $(0.02)             $(0.12)
                                                                =========         ===========
                Pro forma                                          $(0.02)             $(0.13)
                                                                =========         ===========

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

      On May 9, 2005, the Company tendered 850,000 shares of its common stock in accordance with the applicable provisions of the settlement agreement. On or about July 9, 2005, Mr. and Mrs. Gutowski and Mr. Reid delivered to the Company those securities required to be delivered by the settlement agreement. The Company subsequently retired these securities.

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

NOTE C - RESTRUCTURING OF CERTAIN NOTES PAYABLE

As of June 30, 2005, the Company's (i) 10% Subordinated Notes amounting to $1,000,000, (ii) 18% Promissory Note amounting to $300,000, (iii) 10% Secured Note amounting to $150,000, and (iv) 24% Secured Notes amounting to $150,000, were all due and payable. Unpaid interest relating to these notes amounting to approximately $220,000 is also due and payable. As of the date hereof, no event of default has been declared by any holder thereof. Management and the noteholders, which include directors, officers and an employee of the Company who is also a director, are currently renegotiating the terms of these notes.

NOTE D - LITIGATION

[1] The Company is a party to various vendor related litigations. Management of the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

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

[3] breached and (ii) certain future compensation relating thereto to be paid to them amounting up to an aggregate of $1,003,000 had been accelerated. On October 5, 2004, Carol L. Gutowski, then an officer of one of the Company's subsidiaries and a former director of the Company, instituted a suit against the subsidiary in the Circuit Court, 17th Judicial Circuit, Broward County, Florida, alleging (i) a breach of her employment agreement with the subsidiary and (ii) that certain future compensation relating thereto to be paid to her from the subsidiary amounting up to an aggregate of $274,000 had been accelerated.

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

      On May 9, 2005, the Company tendered 850,000 shares of its common stock in accordance with the applicable provisions of the settlement agreement. On or about July 9, 2005, Mr. and Mrs. Gutowski and Mr. Reid delivered to the Company those securities required to be delivered by the settlement agreement. The Company subsequently retired these securities. All other provisions of the settlement agreement have also been satisfied by both parties.

CNE GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE E - CONSULTING AGREEMENT

On May 11, 2005 the Company entered into a consulting Agreement with an individual that included the issuance of 300,000 shares of its restricted Common Stock and three-year warrants to purchase an aggregate of 250,000 shares at $0.46 per share, subject to appropriate anti-dilution provisions.

NOTE F - SUBSEQUENT EVENT

On July 28, 2005, the Company signed an Agreement of Plan to Merge with Arrow Resources Development Ltd. ("Arrow"), a Bermuda registered company based in New York City, to merge operations subject to stockholder approval. The current stockholders and creditors of the Company. will retain 4% of the common stock of the Company, and the stockholders of Arrow, at Closing, will be issued 96% of the common stock of the Company, on a fully diluted basis. In connection therewith, the Company will issue 10,000,000 shares of its Series AAA Preferred Stock which will be automatically convertible into such number of shares of the Company's common Stock as shall equal 96% of the then number of outstanding shares if and when stockholder approval is obtained for such conversion.

Arrow is initiating the commercial development of timber resources and a eucalyptus plantation operation in Papua, New Guinea through Arrow Pacific Resources PNG Ltd. ("APR"), an affiliated company. Arrow has entered into a Marketing Agreement with APR to act as the publicly-listed management, financial and corporate operations arm for all of APR's timber activities in Papua, New Guinea.

APR has been granted licenses from the government of Papua, New Guinea for the development of plantation operations on more than 750,000 acres of land. The Marketing Agreement provides for Arrow to receive 10% of the gross sales generated by all plantation operations, from all resources and any and all derivative products (e.g. paper, pulp, chips).

The Agreement of Plan to Merge replaces the previous transaction announced on June 1, 2005, in which CNE Group's Board of Directors approved a spin-off to its stockholders of a recently formed subsidiary.

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

      Catastrophe of September 11, 2001
      ---------------------------------

      In 2001, our headquarters were located at Suite 2112 of Two World Trade Center in New York City. In April and September 2002, and August 2003, we received governmental assistance grants related to the catastrophe aggregating $300,000. The grants had a restriction that could require their repayment, specifically if we were to relocate a substantial portion our operations outside of New York City. On May 1, 2005 the restriction lapsed and, accordingly, we removed the liability and recorded grant income on our financial statements.

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

      At June 30, 2005, our allowance for doubtful accounts was $66,000 or 28.1% of gross receivables, compared to $51,000 or 22.9% of gross receivables as of December 31, 2004. The increase in the reserve as a percentage of gross receivables at June 30, 2005 as compared to December 31, 2004 is primarily the result of increased requirement for an allowance for doubtful accounts at June 30, 2005 than at December 31, 2004.

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

            Valuation of Goodwill.  Purchased  Intangible  Assets and Long-Lived
            --------------------------------------------------------------------
            Assets
            ------

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

A.    Results of Operations:
      ----------------------

      Three-Month  Period Ended June 30, 2005 Compared to the Three-Month Period
      --------------------------------------------------------------------------
      Ended June 30, 2004
      -------------------

      Revenues

      Total revenues decreased to $303,557 for the three-month period ended June 30, 2005 from $550,318 for the three-month period ended June 30, 2004 primarily due to a reduction of the contracts awarded to Connectivity and ECI.

      Product sales income decreased to $132,836 for the three-month period ended June 30, 2005 from $261,962 for the three-month period ended June 30, 2004 primarily due to a reduction of the contracts awarded to Connectivity.

      Service fee income decreased to $152,230 for the three-month period ended June 30, 2005 from $262,518 for the three-month period ended June 30, 2004 primarily due to a reduction of the contracts awarded to Connectivity.

      Internet related income decreased to $18,491 for the three-month period ended June 30, 2005 from $25,838 for the three-month period ended June 30, 2004 as the operations of our subsidiary, CareerEngine, Inc. have continued to decline due to our relatively small size in the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income decreased to $150,340 for the three-month period ended June 30, 2005 from $281,616 for the three-month period ended June 30, 2004 due to the related decrease in revenues

      Other Expenses

      Total other expenses decreased to $473,031 for the three-month period ended June 30, 2005 from $908,546 for the three-month period ended June 30, 2004 as the effect of certain cost reduction initiatives, including the reduction of our executive personnel, which when instituted effected the three-month period ended June 30, 2005 however did not effect the three month period ended June 30, 2004.

      Advertising expenses increased to $16,477 for the three-month period ended June 30, 2005 from $12,208 for the three-month period ended June 30, 2004 as we increased our attendance at industry trade shows.

      Compensation and related costs decreased to $189,686 for the three-month period ended June 30, 2005 from $453,030 for the three-month period ended June 30, 2004 as we instituted certain payroll reduction initiatives in, primarily, the third quarter of 2004, including the reduction of our executive personnel.

      General  and  administrative   expenses  decreased  to  $218,526  for  the
      three-month period ended June

      30, 2005 from $363,083 for the three-month period ended June 30, 2004 due to the decreased cost and use of professional services in the operations of the Company.

      Product development expenses decreased to nil for the three-month period ended June 30, 2005 from $31,368 for the three-month period ended June 30, 2004 due to the cessation of certain initiatives commenced by SRC and its subsidiaries to develop products to meet our customers' future requirements.

      Depreciation and amortization  expenses modestly  decreased to $48,342 for
      the  three-month   period  ended  June  30,  2005  from  $48,857  for  the
      three-month period ended June 30, 2004

      Other Items

      Amortization of debt discount decreased to $8,327 for the three-month period ended June 30, 2005 from $24,963 for the three-month period ended June 30, 2004 as the debt discount was fully amortized at April 30, 2005. There was one month of amortization in the three-month period ended June 30, 2005 as compared to three months in the three-month period ended June 30, 2004.

      Interest expense decreased to $64,252 for the three-month period ended June 30, 2005 from $86,460 for the three-month period ended June 30, 2004 due primarily to a decrease in the use, by SRC and its subsidiaries, of accounts receivable financing commonly referred to as factoring. Factoring, when utilized, has an annual interest rate in excess of 36%.

      Grant income increased to $300,000 for the three-month period ended June 30, 2005 from nil for the three-month period ended June 30, 2004 as the restrictions set forth in the grant have expired.

      Operating Loss

      On a pre-tax basis, we had a net loss before income taxes of $92,330 for the three-month period ended June 30, 2005 compared with a net loss before income taxes of $751,112 for the three-month period ended June 30, 2004.

      Our net loss for the three-month period ended June 30, 2005 was $92,330 compared with a net loss of $751,112 for the three-month period ended June 30, 2004. For the three-month period ended June 30, 2005, net loss per common share, basic and diluted, was $0.01 per share. For the three-month period ended June 30, 2004, net loss per common share, basic and diluted, was $0.07 per share.

      Six-Month  Period  Ended June 30, 2005  Compared to the  Six-Month  Period
      --------------------------------------------------------------------------
      Ended June 30, 2004
      -------------------

      Revenues

      Total revenues decreased to $930,328 for the six-month period ended June 30, 2005 from $1,533,260 for the six-month period ended June 30, 2004 primarily due to a decrease in the dollar amount of the contracts awarded to Connectivity and ECI.

      Product sales income decreased to $512,961 for the six-month period ended June 30, 2005 from $893,400 for the six-month period ended June 30, 2004 primarily due to a decrease in the dollar amount of the contracts awarded to Connectivity.

      Service fee income increased to $352,414 for the six-month period ended June 30, 2005 from $582,653 for the six-month period ended June 30, 2004 primarily due to a decrease in the dollar amount of the contracts awarded to ECI.

      Internet related income increased to $64,953 for the six-month period ended June 30, 2005 from $57,207 for the six-month period ended June 30, 2004 as the operations of our subsidiary, CareerEngine, Inc. have stabilized although we have relatively small operations within the e-recruiting industry.

      Cost of Goods Sold

      Costs of goods sold, which relates to product sales and related service fee income decreased to $327,869 for the six-month period ended June 30, 2005 from $785,315 for the six-month period ended June 30, 2004 due to the related decrease in revenues

      Other Expenses

      Total other expenses decreased to $992,811 for the six-month period ended June 30, 2005 from $1,655,784 for the six-month period ended June 30, 2004 as the effect of certain cost reduction initiatives, including the reduction of our executive personnel, were instituted in the six-month period ended June 30, 2005 that were not instituted in the six month period ended June 30, 2004.

      Advertising expenses modestly decreased to $34,285 for the six-month period ended June 30, 2005 from $36,928 for the six-month period ended June 30, 2004 as we decreased our attendance at industry trade shows. These expenditures relate to the acquired operations of USCL and SRC and its subsidiaries.

      Compensation and related costs decreased to $401,287 for the six-month period ended June 30, 2005 from $821,592 for the six-month period ended June 30, 2004 as we instituted certain payroll reduction initiatives in, primarily, the third quarter of 2004, including the reduction of our executive personnel.

      General and administrative expenses decreased to $459,692 for the six-month period ended June 30, 2005 from $663,299 for the six-month period ended June 30, 2004 due to the decreased cost and use of professional services in the operations of the Company.

      Product development expenses decreased to nil for the six-month period ended June 30, 2005 from $37,609 for the six-month period ended June 30, 2004 due to the cessation of certain initiatives commenced by USCL to develop products to meet our customers' future requirements.

      Depreciation and amortization expenses modestly increased to $97,547 for the six-month period ended June 30, 2005 from $96,356 for the six-month period ended June 30, 2004.

      Other Items

      Amortization of debt discount decreased to $33,290 for the six-month period ended June 30, 2005 from $149,784 for the six-month period ended June 30, 2004 due the combined effect of a decreased period of time that the amortization of the debt discount ($699,000), relating to the 10% subordinated notes issued in April 2003, pertained, and the change in the rate of amortization when the notes were extended for an additional year in March 2004. The debt discount was fully amortized on April 30, 2005.

      Interest expense decreased to $134,125 for the six-month period ended June 30, 2005 from $167,342 for the six-month period ended June 30, 2004 due primarily to a decrease in the use, by SRC and its subsidiaries, of accounts receivable financing commonly referred to as factoring. Factoring, when utilized, has an annual interest rate in excess of 36%.

      Grant income increased to $300,000 for the six-month period ended June 30, 2005 from nil for the six-month period ended June 30, 2004 as the restrictions set forth in the grant have expired.

      Operating Loss

      On a pre-tax basis, we had a net loss before income taxes of $257,676 for the six-month period ended June 30, 2005 compared with a net loss before income taxes of $1,224,666 for the six-month period ended June 30, 2004.

      Our net loss for the six-month period ended June 30, 2005 was $257,676 compared with a net loss of $1,224,666 for the six-month period ended June 30, 2004. For the six-month period ended June 30, 2005, net loss per common share, basic and diluted, was $0.02 per share. For the six-month period ended June 30, 2004, net loss per common share, basic and diluted, was $0.12 per share.

B.    Liquidity and Capital Resources
      -------------------------------

      We have incurred substantial losses, sustained substantial cash outflows from operating activities and had a working capital deficit at June 30, 2005 and December 31, 2004. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on our ability to obtain additional equity and/or debt financing to fund our operations, financial obligations as they become due, and ultimately to achieve profitable operations. We are continuously in the process of raising additional financing and have initiated a cost reduction strategy. At June 30, 2005 and December 31, 2004 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by (i) cost reduction strategies initiated in January and June 2004, (ii) additional equity and debt financing activities, and (iii) a merger/acquisition transaction or a transaction of a similar nature in addition to those set forth in the financial statements.

      On May 5, 2005, the Company received notice from the American Stock Exchange ("AMEX") Staff indicating that at December 31, 2004 it did not meet certain of AMEX's continuing listing standards, specifically its (i) Stockholders' Equity being less than $6,000,000 (Section 1003(a)(iii) of the AMEX Company Guide) and (ii) financial condition has become so impaired that it appears questionable that it will be able to continue operations and/or meet its obligations as they mature (Section 1003(a)(iv) of the AMEX Company Guide). AMEX requested the Company to submit a plan that would demonstrate to AMEX the Company's ability to regain compliance (the "Plan"). On June 6, 2005 the Company submitted the Plan. On June 13, 2005, the Staff notified the Company that it had determined that the Plan did not make a reasonable demonstration of the Company's ability to regain compliance with the continued listing standards, as required by Section 1009 of the Company Guide and, as provided by Section 1009(d) thereof, the Staff has determined to proceed with the filing of an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on AMEX. In accordance with Sections 1203 and 1009(d) of the Company Guide the Company had a limited right to appeal the Staff's determination at an oral hearing or one based on a written submission before a Listing Qualifications Panel. The Company requested, and was subsequently granted, an oral hearing on August 8, 2005 to appeal the Staff's determination. The Company is awaiting the decision of the Listing Qualifications Panel. The Company can give no assurance that its appeal will be successful. If the appeal is successful the Plan is subject to the approval and to periodic monitoring by AMEX. Assuming the Company achieves its scheduled financial milestones as determined by AMEX, the Company may have until November 5, 2005 to regain compliance with the continuing listing requirements. If the Company it does not achieve its scheduled financial milestones as determined by AMEX, the Company will lose its AMEX listing.

      At June 30, 2005, our Stockholders' Equity was approximately $5,661,000, our current assets were $597,000, and our current liabilities were $3,868,000 that primarily included notes payable ($1,850,000 due as of June 30, 2005) and related interest payable amounting to approximately $2,097,000. No event of default has been declared by any holder thereof as of the date hereof. Management and the noteholders, who include certain of our directors, officers and an employee who is also a director, are currently renegotiating the terms of these notes. There is no assurance that we can obtain additional financing or achieve profitable operations or generate possible cash flow or that we can retain our listing. Our 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this ongoing concern uncertainty

      On July 28, 2005, the Company signed an Agreement of Plan to Merge with Arrow Resources Development Ltd. ("Arrow"), a Bermuda registered company based in New York City, to merge operations subject to stockholder approval. The current stockholders and creditors of the Company. will retain 4% of the common stock of the Company, and the stockholders of Arrow, at Closing, will be issued 96% of the common stock of the Company, on a fully diluted basis. In connection therewith, the Company will issue 10,000,000 shares of its Series AAA Preferred Stock which will be automatically convertible into such number of shares of the Company's common Stock as shall equal 96% of the then number of outstanding shares if and when stockholder approval is obtained for such conversion.

      Arrow is initiating the commercial development of timber resources and a eucalyptus plantation operation in Papua, New Guinea through Arrow Pacific Resources PNG Ltd. ("APR"), an affiliated company. Arrow has entered into a Marketing Agreement with APR to act as the publicly-listed management, financial and corporate operations arm for all of APR's timber activities in Papua, New Guinea.

      APR has been granted licenses from the government of Papua, New Guinea for the development of plantation operations on more than 750,000 acres of land. The Marketing Agreement provides for Arrow to receive 10% of the gross sales generated by all plantation operations, from all resources and any and all derivative products (e.g. paper, pulp, chips).

      The Agreement of Plan to Merge replaces the previous transaction announced on June 1, 2005, in which CNE Group's Board of Directors approved a spin-off to its stockholders of a recently formed subsidiary.

      Off-Balance Sheet Arrangements
      ------------------------------

      At June 30, 2005 and December 31, 2004, we had no off-balance sheet arrangements.

      Operating Activities
      --------------------

      We utilized $136,512 of cash in operating activities during the six-month period ended June 30, 2005. We had a net loss of $257,676 during this period, which included an aggregate of $199,837 of non-cash items, including depreciation and amortization, amortization of debt discount and allowance for doubtful accounts. In addition to the impact of non-cash items, our operating activities for the six-month period ended June 30, 2004 also reflected an increase in accounts receivable, inventory, and accounts payable, accrued expenses, and deferred grant revenue, and a decrease in prepaid expenses and other assets.

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

      On March 12, 2004, we notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were then exercisable for an aggregate of 5,245,200 shares of our Common Stock at approximately $0.40 per share. On this date, we also exercised our option to extend the maturity date of the Notes to April 30, 2005 (which we are currently negotiating an extension) and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the Noteholders Class B Warrants to purchase an additional 1,708,900 shares of our Common Stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the Notes have been paid in full. In May 2005, we notified the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants are now exercisable for an additional of 1,122,100 shares of our Common Stock at approximately $0.40 per share.

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

      On or about April 20, 2005, an individual purchased 100,000 shares of the Company's Series G Preferred Stock at a price of $0.20 per share.

      On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note was (i) secured by approximately $42,000 in one of the Company's bank accounts; (ii) convertible into the Company's Common Stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to the Company's Senior Indebtedness as that term is defined therein. On June 10, 2005 the Company repaid this note in full. In addition, on or about April 15, 2005, the Company sold to this lender, for an aggregate purchase price of $50,000, 333,333 shares of restricted Common Stock and three-year warrants to purchase an aggregate of 100,000 shares of Common Stock at $0.50 per share, subject to appropriate anti-dilution provisions.

      We are using the funds obtained from these financings for working capital. The financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1993 provided by Section 4(2) thereof.

      For information relating to a merger transaction entered into on July 28, 2005 by the Company see Note F - Subsequent Event to the interim financial statements included with this filing.

      We did not have any material commitments for capital expenditures as of June 30, 2005.

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

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings.

            We are a party to various vendor related litigations. Based on the opinion of management, we have accrued an estimated liability of approximately $100,000.

Item 5.     Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibits:

                  2.1 Agreement and Plan of Merger between CNE Group, Inc. and Arrow Development Resources Ltd. dated as of August 1, 2005

                  2.2   Series AAA Preferred Stock Purchase Agreement

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

            (b)   Reports on Form 8-K:

                  The Company filed a report on Form 8-K on May 26, 2005, a report on Form 8-K on June 17, 2005, a report on Form 8-K/A on June 23, 2005, and a report on Form 8-K on August 2, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CNE GROUP, INC.


                                     /s/ George W. Benoit
                                     ------------------------------------
Date: August 12, 2005                George W. Benoit, Chairman of the Board
                                     of Directors, and Chief Executive
                                     Officer


                                     /s/ Anthony S. Conigliaro
                                     ------------------------------------
Date: August 12, 2005                Anthony S. Conigliaro, Vice President and
                                     Chief Financial Officer