Form 10QSB
period 2005-09-30
CNE GROUP INC
filed 2005-11-21
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d)
-----    of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2005
                                               ------------------

        Transition report under Section 13 or 15(d) of the Exchange Act of 1934
-----
             For the transition period from __________ to __________

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

                               Yes  X        No
                                   ---          ---

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at November 1, 2005
            -----                                -------------------------------

Common stock - par value $.00001                        12,374,248 shares
--------------------------------                        -----------------

                                    PART I

                              FINANCIAL INFORMATION


Item l.  Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet


                                                         September 30,     December 31,
                                                             2005              2004
                                                         ------------------------------
                                                          (Unaudited)
ASSETS
  Current:
    Cash and cash equivalents                            $      79,641    $      84,408
    Accounts receivable, net of allowance for doubtful
      accounts of $66,000 in 2005 and $51,000 in 2004          250,541          172,010
    Inventory                                                  466,477          260,487
    Other current assets                                         9,642            8,273
                                                         -------------    -------------
      Total current assets                                     806,301          525,178

  Fixed assets, net                                            315,099          394,509
  Intellectual property rights, net                          1,312,140        1,361,948
  Goodwill                                                   7,285,894        7,285,894
  Marketing and distribution agreement                     125,000,000
  Other assets                                                                   21,265
                                                         -------------    -------------
      Total assets                                       $ 134,719,434        9,588,794
                                                         =============    =============

LIABILITIES
  Current:
    Accounts payable and accrued expenses                $    2,330,43    $   1,476,124
    Interest payable                                           250,481          128,050
    Short-term credit arrangements                                  --          191,395
    Line of credit                                                  --           19,199
    Current portion of notes payable                            12,148           17,243
    Due to related party                                     1,282,918               --
    Notes and debenture payable                                502,455          850,000
    10% subordinated notes payable                           1,300,000          966,710
    12% Debentures payable                                     100,000               --
    Tax assessment payable                                       7,500               --
    Senior secured note payable due to related party       124,649,990
    Other notes payable                                             --           23,330
                                                         -------------    -------------
      Total current liabilities                            130,435,926        3,672,051
  Notes payable, net of current portion                             --           22,059
  Deferred grant revenue                                            --          300,000
                                                         -------------    -------------
      Total liabilities                                    130,435,926        3,994,110
                                                         -------------    -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
  Preferred stock                                                  145              134
  Common stock                                                     127              121
  Paid-in surplus                                           30,243,169       29,919,185
  Accumulated deficit                                      (23,086,833)     (21,451,656)
                                                         -------------    -------------
                                                             7,156,608        8,467,784
    Less treasury stock, at cost - 1,238,656 shares         (2,873,100)      (2,873,100)
                                                         -------------    -------------
      Total stockholders' equity                             4,283,508        5,594,684
                                                         -------------    -------------
      Total liabilities and stockholders' equity         $ 134,719,434    $   9,588,794
                                                         =============    =============

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations


                                                     Three Months                    Nine Months
                                                  Ended September 30,            Ended September 30,
                                             ------------------------------------------------------------
                                                 2005            2004            2005            2004
                                             ------------------------------------------------------------
                                              (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
  Product sales                              $    288,628    $    385,711    $    801,589    $  1,279,111
  Service fee income                              170,327         215,364         522,741         798,017
  Internet related income                          12,750          41,920          77,703          99,127
                                             ------------------------------------------------------------
                                                  471,705         642,995       1,402,033       2,176,255
  Cost of goods sold                               72,298         300,574         400,167       1,085,889
                                             ------------------------------------------------------------

     Gross profit                                 399,407         342,421       1,001,866       1,090,366


Other expenses:
  Advertising                                      19,257           5,909          53,542          42,837
  Compensation and related costs                  (65,340)        207,324         335,947       1,028,916
  Organizational costs                             36,860                          36,860
  General and administrative                    1,759,692         322,507       2,219,384         985,806
  Product development                                              92,904                         130,513
  Depreciation and amortization                    17,269          48,848         114,816         145,204
                                             ------------------------------------------------------------
                                                1,767,738         677,492       2,760,549       2,333,276

Loss before other income (expenses)            (1,368,331)       (335,071)     (1,758,683)     (1,242,910)

Other income (expenses):
  Amortization of debt discount                        --         (24,963)        (33,290)       (174,747)
  Grant income                                         --              --         300,000              --
  Gain on sale of subsidiary                          341              --             341              --
  Interest expense                                 (9,444)       (110,757)       (143,569)       (278,099)
  Interest income                                     (67)            277              24             576
                                             ------------------------------------------------------------
                                                   (9,170)       (135,443)        123,506        (452,270)
                                             ------------------------------------------------------------
                                               (1,377,501)       (470,514)     (1,635,177)     (1,695,180)

  Provision for income taxes                           --              --              --              --
                                             ------------------------------------------------------------
Net loss
                                             $ (1,377,501)   $   (470,514)   $ (1,635,177)   $ (1,695,180)
                                             ============================================================

Loss per common share - basic and diluted:   $      (0.12)   $      (0.04)   $      (0.15)   $      (0.16)
                                             ============================================================
Weighted average number of common
  shares outstanding - basic and diluted:      11,640,915      10,640,915      11,263,137      10,349,260
                                             ============================================================

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                 2005             2004
                                                                             -------------------------------
                                                                             (Unaudited)       (Unaudited)
Cash flows from operating activities:
Net loss                                                                      $(1,635,177)     $(1,695,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     114,816          145,204
Provision for doubtful accounts                                                    15,000           13,207
Issuance of common stock for services                                              54,000           50,000
Amortization of debt discount                                                      33,290          174,747
Changes in:
Accounts receivable                                                               (93,531)          42,249
Inventory                                                                        (205,990)        (109,439)
Prepaid expenses and other assets                                                  69,704           11,003
Accounts payable, accrued expenses and deferred grant revenue                     643,453          346,686
                                                                              ----------------------------

Net cash used in operating activities                                          (1,004,435)      (1,021,523)

Cash flows from investing activities:
Purchase of furniture and equipment                                               (35,406)         (30,224)

Net cash used in investing activities                                             (35,406)         (30,224)

Cash flows from financing activities:
Proceeds from issuance of Series G Preferred Stock                                220,000               --
Proceeds from sale of 333,333 shares of restricted common stock                    50,000               --
Proceeds from short-term credit arrangements                                     (191,396)          20,853
Net proceeds from issuance of 1,750,000 shares of common stock                         --          571,000
Proceeds from issuance of 10% notes payable                                            --          150,000
Proceeds from issuance of 18% notes payable                                            --          300,000
Proceeds from issuance of 24% notes payable                                            --          150,000
Principal repayments on short-term credit arrangements                                 --         (144,581)
Due to related party                                                              956,470               --
Principal repayments on notes payable - other                                          --         (404,655)

Net cash provided by financing activities                                       1,035,074          642,617

Increase (decrease) in cash and cash equivalents                                   (4,767)        (409,130)
Cash and cash equivalents at beginning of period                                   84,408          460,832

Cash and cash equivalents at end of period                                         79,641           51,702

Supplemental disclosures of cash flow information related to continuing operations:
  Cash paid during the period for:
    Interest                                                                  $    16,666      $   212,769
                                                                              ============================
    Income taxes                                                              $        --      $        --
                                                                              ============================

Non-cash investing and financing activities relating to conversion of debt to preferred stock, and forgiveness of interest indebtedness to an officer and an employee of the Company:
  Interest payable                                                                     --           40,000
                                                                              ============================
  8% notes payable                                                                     --        1,000,000
                                                                              ============================
  Issuance of preferred stock, at par                                                  --              (10)
                                                                              ============================
  Issuance of common stock, at par                                                     --               (2)
                                                                              ============================
  Paid in surplus                                                                      --       (1,089,988)
                                                                              ============================

Purchase of marketing and distribution agreement in exchange for senior secured note payable due to related party:

  Marketing and distribution agreement asset                                  $125,000,000.00  $        --
                                                                              ============================

  Liability for senior secured note payable                                   $125,000,000.00  $        --
    Less:  Deferred transaction costs                                          350,010.00               --
                                                                              ----------------------------
Net senior secured note payable                                               $124,649,990.00  $        --
                                                                              ============================

Advances made by related party and disbursed on behalf of the
Company:

  Operating expenses paid by related party                                    $932,908.00      $        --

  Deferred transaction costs paid by related party                                350,010               --
                                                                              ----------------------------

  Amount due to related party                                                 $ 1,282,918      $        --
                                                                              ============================

See Notes to Consolidated Financial Statements.

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

The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Business

CNE Group, Inc. is a holding company whose primary operating subsidiaries, as of September 30, 2005, were SRC Technologies, Inc. ("SRC"), U.S. Commlink, Ltd. ("USCL") and Arrow Resources Development, Ltd. ("Arrow") SRC, also a holding company, is the parent of Connectivity, Inc. ("Connectivity") and Econo-Comm, Inc. (d/b/a Mobile Communications) ("ECI"). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. On November 3, 2005, the Company sold SRC and USCL pursuant to transactions described in Note J - subsequent Events.

Arrow, a development stage enterprise, was incorporated in Bermuda 0n May 20, 2005. It intends to provide marketing and distribution services for lumber products pursuant to a marketing and distribution agreement with Arrow Pacific Resources PNG Ltd ("PNG"), an affiliate of Arrow Pacific Resources (s) Pte. Ltd. ("APR"). See Note E below.

The Company also generates revenue from its subsidiary, CareerEngine, Inc., which is engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses, sustained substantial operating cash outflows and has a working capital deficit at both September 30, 2005 and December 31, 2004. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

Private Financings

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

On November 3, 2005, the Company exchanged all of its Series G Preferred Stock pursuant to transactions described in Note J - Subsequent Events.


American Stock Exchange Listing

On August 25, 2005 the Company's common stock was suspended from trading on the American Stock Exchange and delisted on September 26, 2005. It now trades on the over the counter Bulletin Board.

At September 30, 2005, our Stockholders' Equity was approximately $4,283,508, our current assets were $806,301, and our current liabilities were $130,435,926 that primarily included a note payable in the principal amount of $125,000,000 due from our subsidiary, Arrow, to Empire Advisory, LLC. and notes to noteholders, who include certain of our current and former directors. On
November 2, 2005, we satisfied Arrow's note to Empire by issuing Empire 10,000,000 shares of our Series AAA Preferred Stock and satisfied the other notes in exchange for shares of our common stock pursuant to transactions described in Note J - Subsequent Events.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]      Inventory:

         Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                                   September 30,  December 31,
                                                      2005             2004
                                                   --------         ---------

                  Raw materials                    $ 390,669        $ 242,061
                  Work in progress                    73,308           15,926
                  Finished goods                       2,500            2,500
                                                   --------         ---------
                           Total                   $466,477         $ 260,487
                                                   =========        =========

[2]      Fair value of financial instruments:

         For financial statement instruments, including cash, accounts and accrued expenses payable and amounts due to Empire Advisory, LLC. the carrying amounts approximated fair value because of their short maturity.

[3]      Use of estimates:

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

[4]      Accounting basis:

         The Company uses the accrual basis of accounting for financial statement reporting. Accordingly revenues are recognized when services are rendered and expenses realized when the obligation is incurred.

[5]      Income (loss) per share:

         Basic and diluted earnings (loss) per common share have been computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share ("BEPS") is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the three month periods ended September 30, 2005 and 2004. Common Stock equivalents to purchase Common Stock of the Company that were outstanding at September 30, 2005 and 2004 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive.

[6]      Stock-based compensation:

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

         At September 30, 2005 and December 31, 2004, the Company had a stock-based employee compensation plan - the 2003 Plan.

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

                                                          Nine Month Period Ended September 30,
                                                              2005                2004

 Net loss, as reported                                       $(1,635,177)        $(1,695,180)
                                                             -----------         -----------
 Less, Total stock-based employee compensation
 expense determined under fair value-based method
 for all awards, net of related tax effects                           --            (246,430)
                                                             -----------         -----------

 Pro forma net loss                                          $(1,635,177)        $(1,941,610)
                                                             ============        ============

 Net loss per share - basic and diluted:
      As reported                                                 $(0.15)             $(0.16)
                                                                  =======             =======
      Pro forma                                                   $(0.15)             $(0.18)
                                                                  =======             =======

         On May 10, 2005, pursuant to a litigation Settlement Agreement the Company tendered an aggregate of 850,000 shares of the Company's Common Stock to three former officers and directors in exchange for all of their (i) incentive stock options (1,550,000), (ii) Series AA Preferred Stock (1,000,000), (iii) Series A Preferred Stock (305,336) and related Class A Warrants (305,336), and (iv) Series C Preferred Stock (4,867,937) and related Class C Warrants (4,867,937). On or about July 9, 2005, they delivered those securities required to be delivered by the settlement agreement to the Company. The Company subsequently retired these securities.

[7]      Recent accounting pronouncements:

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

NOTE C - RESTRUCTURING OF CERTAIN NOTES PAYABLE

As of September 30, 2005, the Company's (i) 10% Subordinated Notes amounting to $1,000,000, (ii) 18% Promissory Note amounting to $300,000, (iii) 10% Secured Note amounting to $150,000, and (iv) 24% Secured Notes amounting to $150,000, were all due and payable. Unpaid interest relating to these notes amounting to approximately $220,000 was also due and payable. On November 2, 2005, we satisfied these notes in exchange for shares of our common stock pursuant to transactions described in Note J - Subsequent Events.

NOTE D - LITIGATION

The Company is a party to various vendor related litigations. Management has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

NOTE E - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

On August 1, 2005, the Company entered into an agreement (the "Merger Agreement") with PNG and Arrow, pursuant to which, among other things, the Company would merge with Arrow and issue non-voting shares of Series AAA Preferred Stock to PNG. This stock would automatically convert into an aggregate of 624 million shares of the Company's Common Stock, which would equal 96% of the Company's outstanding shares of Common Stock when the Company's stockholders approved the conversion and an increase in the number of shares of Common Stock the Company is authorized to issue so that the conversion could be effected.

Arrow had initially been formed by the Company in anticipation of issuing 97% of its stock to PNG in consideration for the execution of a marketing and distribution agreement (the "Marketing Agreement") between Arrow and PNG and its affiliated companies, and distributing the 3% balance of Arrow's stock to the Company's stockholders. Pursuant to the Marketing Agreement, the term of which would extend through July 31, 2103, PNG would retain Arrow to act as the exclusive worldwide marketer and distributor for all of its timber and derivative products. It would provide for Arrow to retain 10% of the gross sales generated by all plantation operations from all resources and all derivative products, such as paper, pulp and chips.

On or about July 12, 2005, the Company began discussions with representatives of PNG and APR, the parent of PNG, to modify the transaction with PNG, APR and their affiliates so that Arrow would merge directly into the Company. These discussions led to the execution of the Merger Agreement.

On August 1, 2005, Arrow entered into the Marketing Agreement with APR and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the "Note") in the principal amount of $125,000,000 to Empire Advisory, LLC, ("Empire"), due on or before December 31, 2005. Empire is APR's merchant banker. The Note permitted the Company, as Arrow's sole stockholder, to cause Arrow to repay it in cash or with 10,000,000 shares of the Company's non-voting Series AAA Preferred Stock.

After the Merger Agreement was executed the parties determined to change the form but not the substance of the transaction. Rather than merging the Company and Arrow, the parties agreed that, subject to the Company receiving an independent valuation of the Marketing Agreement and audited financial statements of Arrow acceptable to it, the Company, instead of merging with Arrow, would satisfy the Note by issuing to Empire 10 million shares of voting, instead of non-voting, Series AAA Preferred Stock. Each share of this stock would grant the holder thereof the right to cast 62.4 votes, which, together with all other shares of Series AAA Preferred Stock, would constitute an aggregate of 96% of all votes on all matters brought before the Company's stockholders for a vote. The Company received the valuation and the financial statements and, on November 2, 2005, satisfied Arrow's $125,000,000 note to Empire by issuing Empire 10 million shares of Series AAA Preferred Stock.

NOTE F - DEFERRED TRANSACTION COSTS

Arrow has incurred certain transactional costs in connection with the transaction noted above in Note E. As of September 30, 2005, Arrow had totaling $350,010 of deferred transaction costs. These costs include legal fees incurred by both Arrow and the Company in contemplation of the planned transaction and other offering costs incurred to Empire. As of September 30, 2005, these deferred transaction costs have been offset against the transitional senior notes payable by Arrow to Empire, since these costs will be deducted from the proceeds received from the issuance of convertible preferred stock upon successful consummation of the transaction described in Note E.

NOTE G - MARKETING AND DISTRIBUTION AGREEMENT AND RELATED TRANSACTIONAL SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

As already discussed in August 2005, Arrow executed the Marketing Agreement. This Agreement was valued at fair value as determined based on an independent appraisal, which approximates the market value of 96% of the CNE's public stock to be issued in the transaction.

The Marketing Agreement will be amortized over 99 years (the life of the Agreement) once Arrow commences operations. As of September 30, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and a corresponding credit to the liability for the senior secured note payable to Empire in the same amount (see Note E) pending success of the transaction. No amortization of the agreement was taken during the period from Arrow's inception (May 20, 2005) to September 30, 2005, as the relevant operations had not yet commenced. Operations are expected to commence no later than the first quarter of 2006.

The senior secured note payable is non-interest bearing and could be repaid in cash or in the form of the Preferred Stock (See Note E). It was due on the earlier of December 31, 2005 without further notice or on events of default as defined therein. The senior secured note payable and any Preferred Stock issued there under are considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. As noted above, the note was repaid by CNE issuing 10 million shares of its Series AAA Preferred Stock to Empire.

NOTE H - RELATED PARTY TRANSACTIONS

[1]   Management Agreement with Empire Advisory, LLC

      Effective August 1, 2005, Arrow entered into a Management Agreement with Empire under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b)$25,000 per month for rent, c)
      $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction.

      As of September 30, 2005, Arrow had short-term borrowings of $1,282,918 due to Empire, consisting of working capital raised by Empire on behalf of Arrow. These amounts are non-interest bearing and due on demand.

      Peter Frugone is a member of Arrows Board of Directors and is the owner of Empire Advisory, LLC. It is anticipated that on November 22, 2005 he will the Company's Chief Executive Officer and a member of the Company's Board of Directors.

      "Consulting fees and services" charged in the "Statement of Operations" for the period from inception (May 20, 2005) to September 30, 2005 incurred to Empire totaled $641,666.

[2]   Engagement  and  Management   Agreements  entered  into  with  individuals
      affiliated with Arrow Pacific Resources (s) Pte. Ltd. ("Arrow PNG")

      "Consulting fees and services" charged in the "Statement of Operations" for the period from Arrow's inception (May 20, 2005) to September 30, 2005 incurred to Hans Karundeng and Rudolph Karundeng under "Engagement and Management Agreements" totaled $532,877. In addition, as of September 30, 2005 Arrow owed them a total of $452,876. These agreements are discussed in detail in Note I.

NOTE I - COMMITMENTS AND OTHER MATTERS

[1]   Engagement  and  Management   Agreements  entered  into  with  individuals
      affiliated with Arrow Pacific Resources (s) Pte. Ltd. ("Arrow PNG")

      Effective as of May 20, 2005, Arrow entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Hans Karundeng is also a 43% owner of Arrow PNG.

      Effective as of August 1, 2005, Arrow entered into an Employment Agreement with Rudolph Karundeng for his services as Chairman of the Board of Arrow for fees of $1,000,000 per annum. The term of the agreement is five years. Rudolph Karundeng is a son of Hans Karundeng. It is anticipated that on November 22, 2005 he will the Company's Chief Operating Officer and a member of the Company's Board of Directors

[2]   Management Agreement with Empire Advisory, LLC

      See Note H above.

-CONSULTING AGREEMENT

      On May 11, 2005 the Company entered into a consulting Agreement with an individual that included the issuance of 300,000 shares of its restricted Common Stock and three-year warrants to purchase an aggregate of 250,000 shares at $0.46 per share, subject to appropriate anti-dilution provisions. The individual has since returned the warrants to the Company and they have been cancelled.

[3] 5 Year Table of obligations under [1] and [2] above:

      The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

         Years Ending
         September 30,                              Amounts

             2006                                $ 3,041,667
             2007                                  3,302,083
             2008                                  3,627,604
             2009                                  4,034,505
             2010                                  3,506,755
                                                 -----------

                                                 $17,512,614
                                                 ===========

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relations services. These agreements contain cancellation clauses with notice with periods ranging from zero to sixty days.

NOTE J - SUBSEQUENT EVENTS

Background of the Transaction and Change in Control

         On November 2, 2005, we issued 10,000,000 shares of our Series AAA Preferred Stock to Empire in payment for the note in the principal amount of $125,000,000 issued by Arrow. In connection therewith, Empire has agreed to pay certain of our expenses, including expenses relating to this transaction, aggregating approximately $350,000, of which approximately $70,000 has been paid as of November 2, 2005, and the balance will be paid on or about November 22, 2005. George W. Benoit, our Chief Executive Officer, will be paid $60,000 of this amount. Also on November 22, 2005, our current directors plan to resign and appoint designees of the Preferred Stockholders to be the Company's directors.

Subsequent to September 30, 2005, we:

(i) exchanged all of our 1,392,630 shares of Series A Preferred Stock for our common stock at the rate of one share of Preferred Stock for one share of common stock and thereafter retired this Preferred Stock;
(ii) purchased all of our 4,400 shares of Series B Preferred Stock for an aggregate price of $20,000 and thereafter retired this Preferred Stock;
(iii)         exchanged  all of our  1,145,000  Series G Preferred  Stock at the
              rate of one share of Preferred Stock for two shares of common stock and thereafter retired this Preferred Stock
(iv) exchanged all of our outstanding debt, exclusive of accrued but unpaid salaries, directors' and professional fees and expenses, and exclusive of the debt cancelled pursuant to a transaction described below relating to the sale of one of SRC, in the aggregate amount of approximately $1,370,000 for an aggregate of 2,837,533 shares of common stock;
(v) issued 373,277 shares of common stock to independent contractors for services they rendered to us; (vi) except for the warrants and options referred to in the transaction relating to the sale of our subsidiary, exchanged all of our warrants and options for an aggregate of 6,275,772 shares of common stock; and (vii) executed mutual general releases with certain of our creditors including, among others, our officers and directors, pursuant to which all of our accrued but unpaid salaries, directors' and professional fees and expenses in the aggregate amount of approximately $1,350,000 were released.

         Subsequent to September 30, 2005, we obtained releases from our current directors and a former director, pursuant to which, for nominal consideration, they have each released us from our obligation to pay him any accrued but unpaid compensation, directors fees and/or advances, as the case may be, that we may owe him. We have also released them from all actions we may have against them except for those prohibited by applicable law. The following table sets for the amounts that they have released:

Name                                                 Amount Released
----                                                 ---------------
Joseph G. Anastasi                                    $        30,000

George W. Benoit                                      $     1,307,050
Anthony S. Conigliaro                                 $       223,333
Charles W. Currie                                     $        28,000
David W. Dube                                         $        35,000

         Subsequent to September 30, 2005, we also entered into agreements with Messrs. Anastasi, Benoit, Conigliaro, Currie and Dube, members of Mr. Benoit's family, and Grace C. Lindblom and Frank Ciolli, each a beneficial owner of more than 10% of our outstanding common stock at the time of the agreements, pursuant to which we issued them our common stock in exchange for debt owed by us, Series G Preferred Stock and/or options or warrants, each to purchase one share of our common stock at various prices. We were paid $0.20 per share for the Series G Preferred Stock. The following table sets forth certain information relating to these transactions:


Name                                    Consideration Exchanged             Number of Shares Issued
----                                    ------------------------            -----------------------
Joseph G. Anastasi                  25,000 options and $26,667 debt                             116,894

George W. Benoit (1)(2)(4)                  600,000  options                                    479,887
Maureen Benoit (1)                           3,007,903 options and $515,000 debt              2,656,326

George W. Benoit, Jr. (2)            49,600 shares of preferred stock                           496,000

Kevin J. Benoit (2)(3)               59,400 shares of preferred stock,

                                     514,277 options and $56,667 debt                           712,750
Frank Ciolli (3)                             1,542,833 options and $181,625 debt                377,324
Anthony S. Conigliaro                   1,314,277 warrants and
                                        options and $56,667 debt                              1,857,538
Charles W. Currie                   25,000 options and $26,667 debt                             112,639
David W. Dube                               100,000 options                                      72,117
Grace C. Lindblom (3)                        2,081,550 options and $250,000 debt                545,167
Anne B. Mullen (2)                    22,913 shares of preferred stock                          228,930
Michael Mullen (4)                    8,000 shares of preferred stock                            80,000
Nancy C. Zucco (2)                    43,003 shares of preferred stock                          430,230


---------------------------------


(1) Maureen Benoit is George W. Benoit's wife.
(2) This person is an adult childof George W. Benoit.
(3) This person was a holder of 10% or more of our common stock at the time of the agreement.
(4) Mr. Mullen is George W. Benoit's son-in-law.

      We issued all of our common stock in the transactions referred to in this Note pursuant to the exemptions from the registration provisions of the securities Act of 1933 provided by Sections 3(a)(9) and 4(2) thereof.

On November 3, 2005, we entered into an agreement with Gary L.. Eichsteadt, a former director, Thomas L. Sullivan, a former executive officer, and David B.
Batzer pursuant to which we sold SRC and SRC-ECI, Inc., SRC's wholly-owned subsidiary, and a patent associated with these businesses, to Messrs. Eichsteadt and Sullivan in consideration for the cancellation of debt in the aggregate amount of $50,000 we owed to Messrs. Eichsteadt and Sullivan, the cancellation of debt in the aggregate amount of approximately $150,000 SRC owed to Mr. Eichstead, the cancellation of debt in the aggregate amount of approximately $300,000 SRC owed to Mr. Batzer, and the return to us by Messrs. Eichsteadt and Sullivan of an aggregate of 1,000,000 shares of our Series AA Preferred Stock and 4,867,938 shares of our Series C Preferred Stock and the return by Messrs. Eichsteadt, Sullivan and Batcher of options and warrants to purchase an aggregate of 486,000 shares of our common stock. We have since retired and/or canceled all of the securities returned to us pursuant to this agreement. As part of this transaction Mr. Eichsteadt resigned as a director. All inter company debt was eliminated prior to closing.

On November 3, 2005, we entered into an agreement with USCL and Thomas Leyen pursuant to which all inter company debt was eliminated prior to closing, and we transferred USCL and two patents related to that business to Mr. Leyen and will pay certain of USCL's obligations in the aggregate amount not to exceed $86,000 in consideration for Mr. Leyen canceling Options currently held by him to purchase an aggregate of 300,000 shares of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  General

                  We are a holding company whose primary operating subsidiaries, as of September 30, 2005, were SRC, US Commlink and Arrow Resources Development, Ltd. SRC, also a holding company, is the parent of Connectivity and ECI. On November 3, 2005, we sold SRC and US Commlink. Arrow remains our primary operating subsidiary

                  On August 1, 2005, Arrow entered into a marketing and distribution agreement (the "Marketing Agreement") with Arrow Pacific Resources PNG Ltd. ("PNG"), an affiliate of Arrow
                  Pacific Resources (S) Pte. Ltd ("APR"). APR and PNG have represented to us that they and their affiliated companies have initiated the commercial development of timber resources and a eucalyptus plantation operation in Papua, New Guinea. Pursuant to the Marketing Agreement Arrow will act as the exclusive worldwide marketer and distributor for all of APR's timber and derivative products. This Agreement terminates on July 31, 2103 unless sooner terminated or renewed in accordance with its terms. APR has been granted a license by the government of Papua, New Guinea for the development of plantation operations on more than 100,000 hectares of land and has entered into land leases with the owners of this property. The license terminates in 2098. The Marketing Agreement provides for Arrow to retain 10% of the gross sales generated by all plantation operations from all resources and all derivative products, such as paper, pulp and chips.

                  In addition, we engage in the business of e-recruiting through our subsidiary, CareerEngine, Inc. The e-recruiting business does not generate a significant part of our revenue, and is not significant to our operations.

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

                  At September 30, 2005, our allowance for doubtful accounts was $66,000 for 20.8 % of gross receivables, compared to $51,000 or 22.9% of gross receivables as of December 31, 2004. The decrease in the reserve as a percentage of gross receivables at September 30, 2005 as compared to December 31, 2004 is primarily the result a decreased requirement for an allowance for doubtful accounts at September 30, 2005 than at December 31, 2004.

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

         A.       Results of Operations:

                  Three-Month Period Ended September 30, 2005 Compared to the Three-Month Period Ended September 30, 2004

                  Revenues

                  Total revenues were $471,705 for the three-month period ended September 30, 2005 decreased from $642,995 for the three-month period ended September 30, 2004 primarily due to a decrease of the contracts awarded to Connectivity, ECI and Commlink.

                  Product sales income decreased to $288,628 for the three-month period ended September 30, 2005 from $385,711 for the three-month period ended September 30, 2004 primarily due to a reduction of the contracts awarded to Connectivity, ECI and Commlink.

                  Service fee income decreased to $170,327 for the three-month period ended September 30, 2005 from $215,364 for the three-month period ended September 30, 2004 primarily due to a reduction of the contracts awarded to Connectivity, ECI and Commlink.

                  Internet related income decreased to $12,750 for the three-month period ended September 30, 2005 from $41,920 for the three-month period ended September 30, 2004 as the operations of our subsidiary, Career Engine, Inc., have continued to decline due to our relatively small size in the e-recruiting industry.

                  Cost of Goods Sold

                  Costs of goods sold, which relates to product sales and related service fee income decreased to $72,298 for the three-month period ended September 30, 2005 from $300,574 for the three-month period ended September 30, 2004 due to the related decrease in revenues.

                  Other Expenses

                  Total other expenses increased to $1,767,738 for the three-month period ended September 30, 2005 from $677,497 for the three-month period ended on September 30, 2004 due primarily to the activity of our subsidiary, Arrow, a development stage company.

                  Advertising  expenses increased to $19,257 for the three-month
                  period   ended   September   30,  2005  from  $5,909  for  the
                  three-month period ended September 30, 2004.

                  Compensation and related costs decreased to $65,340 for the three-month period ended September 30, 2005 from $207,32 for the three-month period ended September 30, 2004. We instituted certain payroll reduction initiatives, primarily, the third quarter of 2004, including the reduction of our executive personnel and the reversal of previous accrued salaries.

                  General and administrative expenses increased to $1,759,692 for the three-month period ended September 30, 2005 from $322,507 for the three-month period ended September 30, 2004 due to the activity of our subsidiary, Arrow.

                  Product development expenses decreased to nil for the three-month period ended September 30, 2005 from $92,904 for the three-month period ended September 30, 2004 due to the cessation of certain initiatives commenced by Commlink and SRC and its subsidiaries to develop products to meet our customers' future requirements.

                  Depreciation and amortization expenses decreased to $17,269 for the three-month period ended September 30, 2005 from $48,857 for the three-month period ended September 30, 2004

                  Other Items

                  Amortization of debt discount decreased to nil for the three-month period ended September 30, 2005 from $24,963 for the three-month period ended September 30, 2004 as the debt discount was fully amortized at April 30, 2005. There was no amortization in the three-month period September 30, 2005 as compared to the three-month period ended September 30, 2004.

                  Interest expense decreased to $9,444 for the three-month period ended September 30, 2005 from $110,751 for the three-month period ended September 30, 2004 due primarily to a decrease in the use, by SRC and its subsidiaries, of accounts receivable financing commonly referred to as factoring. Factoring, when utilized, has an annual interest rate in excess of 36%.

                  Operating Loss

                  On a pre-tax basis, we had a net loss before income taxes of $1,377,501 for the three-month period ended September 30, 2005 compared with a net loss before income taxes of $470,514 for the three-month period ended September 30, 2004.

                  Our net loss for the three-month period ended September 30, 2005 was $1,377,501 compared with a net loss of $470,514 for the three-month period ended September 30, 2004. For the three-month period ended September 30, 2005, net loss per common share, basic and diluted, was $0.12 per share. For the three-month period ended September 30, 2004, net loss per common share, basic and diluted, was $0.04 per share.

                  Nine-Month Period Ended September 30, 2005 Compared to the Nine-Month Period Ended September 30, 2004

                  Revenues

                  Total revenues decreased to $1,402,033 for the nine-month period ended September 30, 2005 from $2,176,205 for the month period ended September 30, 2004 primarily due to a decrease in the dollar amount of the contracts awarded to Connectivity, ECI and Commlink.

                  Product sales income decreased to $801,589 for the nine-month period ended September 30, 2005 from $1,279,111 for the nine-month period ended September 30, 2004 primarily due to a decrease in the dollar amount of the contracts awarded to Connectivity, ECI and Commlink.

                  Service fee income decreased to $522,741 for the nine-month period ended September 30, 2005 from $798,017 for the nine-month period ended September 30, 2004 primarily due to a decrease in the dollar amount of the contracts awarded to Connectivity, ECI and Commlink I.

                  Internet related income decreased to $77,703 for the nine-month period ended September 30, 2005 from $99,127 for the month period ended September 30, 2004 as the operations of our subsidiary, CareerEngine, Inc., as the operations of our subsidiary, Career Engine, Inc., have continued to decline due to our relatively small size in the e-recruiting industry .

                  Cost of Goods Sold

                  Costs of goods sold, which relates to product sales and related service fee income decreased to $400,167 for the nine-month period ended September 30, 2005 from $1,085,889 for the nine-month period ended September 30, 2004 due to the related decrease in revenues.

                  Other Expenses

                  Total other expenses increased to $2,760,549 for the nine-month period ended September 30, 2005 from $2,333,276 for the month period ended September 30, 2004 due primarily to the activity of our subsidiary, Arrow.

                  Advertising expenses increased to $53,542 for the nine-month period ended September 30, 2005 from $42,837 for the nine-month period ended September 30, 2004. These expenditures relate to the operations of Commlink and SRC and its subsidiaries.

                  Compensation and related costs decreased to $335,947 for the nine-month period ended September 30, 2005 from $1,028,916 for the nine-month period ended September 30, 2004. We instituted certain payroll reduction initiatives, primarily, the third quarter of 2004, including the reduction of our executive personnel.

                  Organization cost increased for the nine-month period ended September 30, 2005 to $36,860 from nil for the nine-month period ended September 30, 2004 due to the amortization related to our subsidiary, Arrow.

                  General and administrative expenses increased to $2,219,386 for the nine-month period ended September 30, 2005 from $985,806 for the nine-month period ended September 30, 2004 due to activity of our subsidiary, Arrow.

                  Product development expenses decreased to nil for the month period ended September 30, 2005 from $130,513 for the nine-month period ended September 30, 2004 due to the cessation of certain initiatives commenced by Commlink, Conectivity and ECI to develop products to meet our customers' future requirements.

                  Depreciation and amortization expenses decreased to $114,816 for the nine-month period ended September 30, 2005 from $145,204 for the nine-month period ended September 30, 2004.

                  Other Items

                  Amortization of debt discount decreased to $33,290 for the nine-month period ended September 30, 2005 from $174,747 for the nine-month period ended September 30, 2004 due the combined effect of a decreased period of time that the amortization of the debt discount ($699,000), relating to the 10% subordinated notes issued in April 2003, pertained, and the change in the rate of amortization when the notes were extended for an additional year in March 2004. The debt discount was fully amortized on April 30, 2005.

                  Interest expense decreased to $143,569 for the nine-month period ended September 30, 2005 from $278,099 for the nine-month period ended September 30, 2004 due primarily to a decrease in the use, by SRC and its subsidiaries, of accounts receivable financing commonly referred to as factoring. Factoring, when utilized, has an annual interest rate in excess of 36%.

                  Grant income increased to $300,000 for the nine-month period ended September 30, 2005 from nil for the nine-month period ended September 30, 2004 as the restrictions set forth in the grant have expired.

                  Operating Loss

                  On a pre-tax basis, we had a net loss before income taxes of $1,635,177 for the nine-month period ended September 30, 2005 compared with a net loss before income taxes of $1,695,180 for the nine-month period ended September 30, 2004.

                  Our net loss for the nine-month period ended September 30, 2005 was $1,635,177 compared with a net loss of $1,635,177 for the nine-month period ended September 30, 2004. For the nine-month period ended September 30, 2005, net loss per common share, basic and diluted, was $0.15 per share. For the nine-month period ended September 30, 2004, net loss per common share, basic and diluted, was $0.16 per share.

         B.       Liquidity and Capital Resources

                  We have incurred substantial losses, sustained substantial cash outflows from operating activities and had a working capital deficit at September 30, 2005 and December 31, 2004. The above factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on our ability to obtain additional equity and/or debt financing to fund our operations, financial obligations as they become due, and ultimately to achieve profitable operations. There is no assurance that we can obtain additional financing or achieve profitable operations or generate positive cash flow. Our 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this ongoing concern uncertainty..

                  On August 25, 2005, our common stock was suspended from trading on the American Stock Exchange and delisted on September 26, 2005. It now trades on the over the counter Bulletin Board.

                  At September 30, 2005, our Stockholders' Equity was approximately $4,283,508, our current assets were $806,301, and our current liabilities were $130,435,926 that primarily included a note payable in the principal amount of $125,000,000 due from Arrow to Empire Advisory, LLC. ("Empire") and notes to noteholders, who included certain of our directors and officers. On November 2, 2005, we satisfied Arrow's note to Empire by issuing Empire 10,000,000 shares of our Series AAA Preferred Stock and we satisfied the other notes by exchanging them for shares of our common stock pursuant to transactions described below.

                  On August 1, 2005, we entered into an agreement (the "Merger Agreement") with PNG and Arrow, pursuant to which, among other things, we would merge with Arrow and issue non-voting shares of Series AAA Preferred Stock to PNG. This stock would automatically convert into an aggregate of 624 million shares of our Common Stock, which would equal 96% of our outstanding shares of Common Stock when our stockholders approved the conversion and an increase in the number of shares of Common Stock we are authorized to issue so that the conversion could be effected.

                  We had initially formed Arrow as a Bermuda corporation on May 20, 2005, in anticipation of issuing 97% of Arrow's stock to PNG in consideration for the execution of the Marketing Agreement, and distributing the 3% balance of Arrow's stock to our stockholders. On or about July 12, 2005, we began discussions with representatives of PNG and APR to modify the transaction with PNG, APR and their affiliates so that we would merge directly with Arrow. These discussions led to the execution of the Merger Agreement.

                  On August 1, 2005, Arrow entered into the Marketing Agreement with APR and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the "Note") in the principal amount of $125,000,000 to Empire, due on or before December 31, 2005. Empire is APR's merchant banker. The Note permitted us, as Arrow's sole stockholder, to cause Arrow to repay it in cash or with 10,000,000 shares of the Company's non-voting Series AAA Preferred Stock.

                  After the Merger Agreement was executed the parties determined to change the form but not the substance of the transaction. Rather than merging us and Arrow, the parties agreed that, subject to our receiving an independent valuation of the Marketing Agreement and audited financial statements of Arrow acceptable to us, instead of merging with Arrow, we would satisfy the Note by issuing to Empire, on behalf of APR, 10 million shares of voting, instead of non-voting, Series AAA Preferred Stock. Each share of this stock would grant the holder thereof the right to cast 62.4 votes, which, together with all other shares of Series AAA Preferred Stock, would constitute an aggregate of 96% of all votes on all matters brought before our stockholders for a vote. We received the valuation and the financial statements and, on November 2, 2005, satisfied Arrow's $125,000,000 note to Empire by issuing Empire 10 million shares of Series AAA Preferred Stock. In connection therewith, Empire has agreed to pay certain of our expenses, including expenses relating to this transaction, aggregating approximately $350,000, of which approximately $70,000 has been paid as of November 2, 2005, and the balance will be paid on or about November 22, 2005. George W. Benoit, our Chief Executive Officer, will be paid $60,000 of this amount. Also on November 22, 2005, our current directors plan to resign and appoint designees of the Preferred Stockholders to be the Company's directors.

                  Off-Balance Sheet Arrangements

                  At September 30, 2005 and December 31, 2004, we had no off-balance sheet arrangements.

                  Operating Activities

                  We utilized $1,004,435 of cash in operating activities during the nine-month period ended September 30, 2005. We had a net loss of $1,635,177 during this period, which included an aggregate of $207,106 of non-cash items, including depreciation and amortization, amortization of debt discount and allowance for doubtful accounts. In addition to the impact of non-cash items, our operating activities for the nine-month period ended September 30, 2005 also reflected an increase in accounts receivable, inventory, and accounts payable, accrued expenses, and deferred grant revenue, and a decrease in prepaid expenses and other assets.

                  We utilized $1,021,523 of cash in operating activities during the nine-month period ended September 30, 2004. We had a net loss of $1,695,180 during this period, which included an aggregate of $383,518 of non-cash items, including depreciation and amortization, amortization of debt discount and allowance for doubtful accounts. In addition to the impact of non-cash items, our operating activities for the nine-month period ended September 30, 2004 also reflected an increase in accounts receivable, inventory, and accrued expenses and other liabilities, and a decrease in prepaid expenses and other assets.

                  On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 in February 2004 from the sale of our Common Stock, and restructured certain short-term credit arrangements into a $300,000 note payable due in February 2005. Furthermore, in July through December 2004 we restructured and issued approximately $450,000 of our debt securities. The note payable and debt securities have been satisfied subsequent to September 30, 2005 pursuant to transactions described below. See Subsequent Events.

                  Subsequent Events.

                  On November 3, 2005, we entered into an agreement with Gary L. Eichsteadt, a former director, Thomas L. Sullivan, a former executive officer, and David B. Batzer pursuant to which we sold SRC, its subsidiary and a patent associated with these businesses, to Messrs. Eichsteadt and Sullivan in consideration for the cancellation of debt in the aggregate amount of $50,000 we owed to Messrs. Eichsteadt and Sullivan, the cancellation of debt in the aggregate amount of approximately $150,000 SRC owed to Mr. Eichstead, the cancellation of debt in the aggregate amount of approximately $300,000 SRC owed to Mr. Batzer, and the return to us by Messrs. Eichsteadt and Sullivan of an aggregate of 1,000,000 shares of our Series AA Preferred Stock and 4,867,938 shares of our Series C Preferred Stock and the return by Messrs. Eichsteadt, Sullivan and Batcher of options and warrants to purchase an aggregate of 486,000 shares of our Common Stock. We have since retired and/or canceled all of the securities returned to us pursuant to this agreement. As part of this transaction Mr. Eichsteadt resigned as a director. All inter company debt was eliminated prior to closing.

                  On November 3, 2005, we entered into an agreement with, U.S. Commlink, Ltd. ("Commlink"), our wholly owned subsidiary, and Thomas Leyen pursuant to which all inter company debt was eliminated prior to closing, and we transferred Commlink and two patents related to that business to Mr. Leyen and will pay certain of Commlink's obligations in the aggregate amount not to exceed $86,000 in consideration for Mr. Leyen canceling Options currently held by him to purchase an aggregate of 300,000 shares of our Common Stock.

                  Subsequent to September 30, 2005, we:

                           (i) exchanged all of our 1,392,630 shares of Series A Preferred Stock for our common stock at the rate of one share of Preferred Stock for one share of common stock and thereafter retired this Preferred Stock;

                           (ii) purchased all of our 4,400 shares of Series B Preferred Stock for an aggregate price of $20,000.00 and thereafter retired this Preferred Stock;
                           (iii) exchanged all of our 1,145,000 Series G Preferred Stock at the rate of one share of Preferred Stock for two shares of common stock and thereafter retired this Preferred Stock
                           (iv) exchanged all of our outstanding debt, exclusive of accrued but unpaid salaries, directors' and professional fees and expenses, and exclusive of the debt cancelled pursuant to the transaction described above relating to the sale of SRC, in the aggregate amount of approximately $1,370,000 for an aggregate of 2,837,533 shares of common stock;
                           (v) issued 373,277 shares of common stock to independent contractors for services they rendered to us; (vi) except for the warrants and options referred to in the transaction relating to the sale of our subsidiary,  exchanged  all of our  warrants
                                    and options for an  aggregate  of  6,275,772
                                    shares of common  stock;  and  (vii)executed
                                    mutual general  releases with certain of our
                                    creditors   including,   among  others,  our
                                    officers  and  directors,  pursuant to which
                                    all  of our  accrued  but  unpaid  salaries,
                                    directors'   and   professional   fees   and
                                    expenses   in  the   aggregate   amount   of
                                    approximately $1,350,000 were released.

                  Subsequent to September 30, 2005, we obtained releases from our current directors and a former director, pursuant to which, for nominal consideration, they have each released us from our obligation to pay him any accrued but unpaid compensation, directors' fees and/or advances, as the case may be, that we may owe him. We have also released them from all actions we may have against them except for those prohibited by applicable law. The following table sets for the amounts that they have released:

                  Name                               Amount Released
                  ----                               ---------------
                  Joseph G. Anastasi                  $        30,000

                  George W. Benoit                    $     1,307,050
                  Anthony S. Conigliaro               $       223,333
                  Charles W. Currie                   $        28,000
                  David W. Dube                       $        35,000

                  Subsequent to September 30, 2005, we also entered into agreements with Messrs. Anastasi, Benoit, Conigliaro, Currie and Dube, members of Mr. Benoit's family, and Grace C. Lindblom and Frank Ciolli, each a beneficial owner of more than 10% of our outstanding Common Stock at the time of the agreements, pursuant to which we issued them our Common Stock in exchange for debt owed by us, Series G Preferred Stock and/or options or warrants, each to purchase one share of our Common Stock at various prices. We were paid $0.20 per share for the Series G Preferred Stock. The following table sets forth certain information relating to these transactions:


                  Name                            Consideration Exchanged             Number of Shares Issued
                  ----                            ------------------------            -----------------------
                  Joseph G. Anastasi           25,000 options and $26,667 debt                  116,894

                  George W. Benoit (1)(2)(4)    600,000  options                                479,887
                  Maureen Benoit (1)           3,007,903 options and $515,000 debt            2,656,326

                  George W. Benoit, Jr. (2)   49,600 shares of preferred stock                  496,000

                  Kevin J. Benoit (2)(3)     59,400 shares of preferred stock,

                                               514,277 options and $56,667 debt                 712,750
                  Frank Ciolli (3)           1,542,833 options and $181,625 debt                377,324
                  Anthony S. Conigliaro           1,314,277 warrants and
                                             options and $56,667 debt                          1,857,538
                  Charles W. Currie          25,000 options and $26,667 debt                     112,639
                  David W. Dube             100,000 options                                       72,117
                  Grace C. Lindblom (3)      2,081,550 options and $250,000 debt                 545,167
                  Anne B. Mullen (2)       22,913 shares of preferred stock                      228,930
                  Michael Mullen (4)       8,000 shares of preferred stock                        80,000
                  Nancy C. Zucco (2)       43,003 shares of preferred stock                      430,230



                        (1)   Maureen Benoit is George W. Benoit's wife.
                        (2)   This person is an adult child of George W. Benoit.
                        (3) This person was a holder of 10% or more of our common stock at the time of the agreement.
                        (4)   Mr. Mullen is George W. Benoit's son-in-law.

                  We issued all of our Common Stock in the transactions referred to above pursuant to the exemptions from the registration provisions of the securities Act of 1933 provided by Sections 3(a)(9) and 4(2) thereof.

         C.       Inflation

                  Due to the nature of our business, inflation does not significantly impact our operations.

Item 3.           Controls and Procedures

                  Our Chief Executive Officer, who is also acting as our Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, he has concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date they completed his evaluation.

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

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)   Exhibits:

                        2.1 Designations of Rights and Preferences for Series AAA Preferred Stock.

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

                  (b)   Reports on Form 8-K:

                        The Company filed a report on Form 8-K on August 18, 2005, a report on Form 8-K on September 6, 2005, a report on Form 8-K/A on October 24, 2005, a report on Form 8-K/A November 8, 2005 and a report on Form 8-K on November 9, 2005.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CNE GROUP, INC.



                                          /s/ George W. Benoit
                                        ---------------------------------------
Date: November 21, 2005                 George W. Benoit, Chairman of the Board
                                        of Directors, Chief Executive
                                        Officer and Chief Financial Officer