Form 10QSB/A
period 2005-09-30
CNE GROUP INC
filed 2005-11-22
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes           No  X
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

American Stock Exchange Listing
-------------------------------

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

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1]   Inventory:

      Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. The Company's inventory consists of the following:

                                            September 30,     December 31,
                                                 2005             2004
                                              --------         ---------

             Raw materials                    $ 390,669        $ 242,061
             Work in progress                    73,308           15,926
             Finished goods                       2,500            2,500
                                              ---------        ---------
                      Total                   $ 466,477        $ 260,487
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

                                                      Nine Month Period Ended
                                                           September 30,
                                                    --------------------------
                                                        2005           2004
                                                    -----------    -----------

 Net loss, as reported                              $(1,635,177)   $(1,695,180)
                                                    -----------    -----------
 Less, Total stock-based employee compensation
 expense determined under fair value-based method
 for all awards, net of related tax effects                  --       (246,430)
                                                    -----------    -----------

 Pro forma net loss                                 $(1,635,177)   $(1,941,610)
                                                    ===========    ===========

 Net loss per share - basic and diluted:
      As reported                                   $     (0.15)   $     (0.16)
                                                    ===========    ===========
      Pro forma                                     $     (0.15)   $     (0.18)
                                                    ===========    ===========

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

NOTE H - RELATED PARTY TRANSACTIONS

[1]   Management Agreement with Empire Advisory, LLC

      Effective August 1, 2005, Arrow entered into a Management Agreement with Empire under which Empire provides chief executive officer and administrative services to Arrow in exchange for a) an annual fee of $300,000 for overhead expenses, b)$25,000 per month for rent, c)
      $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction.

      As of September 30, 2005, Arrow had short-term borrowings of $1,282,918 due to Empire, consisting of working capital raised by Empire on behalf of Arrow. These amounts are non-interest bearing and due on demand.

      Peter Frugone is a member of Arrow's Board of Directors and is the owner of Empire. It is anticipated that on November 22, 2005 he will become the Company's Chief Executive Officer and a member of the Company's Board of Directors.

      "Consulting fees and services" charged in the "Statement of Operations" for the period from inception (May 20, 2005) to September 30, 2005 incurred to Empire totaled $641,666.

[2]   Engagement  and  Management   Agreements  entered  into  with  individuals
      affiliated with APR.

      "Consulting fees and services" charged in the "Statement of Operations" for the period from Arrow's inception (May 20, 2005) to September 30, 2005 incurred to Hans Karundeng and Rudolph Karundeng under "Engagement and Management Agreements" totaled $532,877. In addition, as of September 30, 2005 Arrow owed them a total of $452,876. These agreements are discussed in detail in Note I.

NOTE I - COMMITMENTS AND OTHER MATTERS

[1]   Engagement  and  Management   Agreements  entered  into  with  individuals
      affiliated with APR.

      Effective as of May 20, 2005, Arrow entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Hans Karundeng is also a 43% owner of APR.

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

[3] 5 Year Table of obligations under [1] and [2] above:

      The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

         Years Ending
         September 30,                              Amounts
         -------------                              -------

             2006                                $ 3,041,667
             2007                                  3,302,083
             2008                                  3,627,604
             2009                                  4,034,505
             2010                                  3,506,755
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

Subsequent to September 30, 2005, we:

      (i) exchanged all of our 1,392,630 shares of Series A Preferred Stock for our common stock at the rate of one share of Preferred Stock for one share of common stock and thereafter retired this Preferred Stock;
      (ii) purchased all of our 4,400 shares of Series B Preferred Stock for an aggregate price of $20,000 and thereafter retired this Preferred Stock;
      (iii) exchanged all of our 1,145,000 Series G Preferred Stock at the rate of one share of Preferred Stock for two shares of common stock and thereafter retired this Preferred Stock;
      (iv) exchanged all of our outstanding debt, exclusive of accrued but unpaid salaries, directors' and professional fees and expenses, and exclusive of the debt cancelled pursuant to a transaction described below relating to the sale of one of SRC, in the aggregate amount of approximately $1,370,000 for an aggregate of 2,837,533 shares of common stock;
      (v) issued 373,277 shares of common stock to independent contractors for services they rendered to us;
      (vi) except for the warrants and options referred to in the transaction relating to the sale of our subsidiary, exchanged all of our warrants and options for an aggregate of 6,275,772 shares of common stock; and
      (vii) executed mutual general releases with certain of our creditors including, among others, our officers and directors, pursuant to which all of our accrued but unpaid salaries, directors' and professional fees and expenses in the aggregate amount of approximately $1,350,000 were released.

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

      A.    Results of Operations:
            ---------------------

            Three-Month   Period  Ended  September  30,  2005  Compared  to  the
            --------------------------------------------------------------------
            Three-Month Period Ended September 30, 2004
            -------------------------------------------

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

            Nine-Month   Period  Ended   September  30,  2005  Compared  to  the
            --------------------------------------------------------------------
            Nine-Month Period Ended September 30, 2004
            ------------------------------------------

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

            Off-Balance Sheet Arrangements
            ------------------------------

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

            Subsequent Events.
            ------------------

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

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

Exhibit 4.1 was mislisted as Exhibit 2.1 and Exhibit 31.2 was inadvertently left out of the filing. Exhibit 4.1 is being correctly listed and Exhibit 31.2 is herewith being filed.

                  (a)   Exhibits:

                        4.1 Designations of Rights and Preferences of Series AAA Preferred Stock.

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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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