Form 10QSB/A
period 2005-09-30
CNE GROUP INC
filed 2006-01-09
CIK 795255

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from              to

Commission file number 1-9224

CNE GROUP, INC.

(Now known as Arrow Resources Development, Inc.)

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	1-9224	56-2346563
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Carnegie Hall Tower

152 W. 57th Street

New York, New York 10019

(Address of principal executive offices)

(212) 262-2300

(Registrant’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 1, 2005
Common stock - par value $.00001	649,543,260 shares

PART I

FINANCIAL INFORMATION

Item l. Financial Statements.

The pro forma financial information filed by the Company on January 9, 2006 on Form 8-K is incorporated by reference.

PART II

OTHER INFORMATION

Item 5. Other Information.

On January 9, 2006, the Company filed on Form 8-K unaudited pro forma consolidated balance sheet and the consolidated statement of operations as of September 30, 2005 and the unaudited pro forma consolidated balance sheet and consolidated statements of operations for the year ended December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K.

On January 9, 2006, the Company filed on Form 8-K unaudited pro forma consolidated balance sheet and the consolidated statement of operations as of September 30, 2005 and the unaudited pro forma consolidated balance sheet and consolidated statements of operations for the year ended December 31, 2004. The pro forma statements reflect the effects of the recent acquisition of Arrow Resources Development, Ltd., a Bermuda company, and related transactions, which were consummated on November 2, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CNE GROUP, INC. (now known as ARROW RESOURCES DEVELOPMENT, INC.)

Date: January 9, 2006

	By:	/s/ Peter J.Frugone
Peter J. Frugone, Chief Executive Officer