Form 10KSB
period 2005-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2006-03-16
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from                      to

Commission file number l-9224

Arrow Resources Development, Inc.

(Name of Small Business Issuer in Its Charter)

DELAWARE	56-2346563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Carnegie Hall Tower, 152 W. 57th Street, New York, NY 10019
(Address of Principal Executive Offices) (Zip Code)

212-262-2300

(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock - par value $0.00001	OTC: Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Issuer’s revenues for 2005, its most recent fiscal year, were $0 from continuing operations.

The number of freely tradable shares not held by affiliates is 25,003,244.

As of January 31, 2006, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $10,501,362.48.

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 1, 2006.

Class	Outstanding at February 1, 2006

Common stock - par value $0.00001	649,443,244

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitute “forward-looking statements” relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as

•	“may,”

•	“will,”

•	“would,”

•	“should,”

•	“could,”

•	“expect,”

•	“intend,”

•	“plan,”

•	“anticipate,”

•	“believe,”

•	“estimate,”

•	“predict,”

•	“potential” or

•	“continue,”

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

Glossary

“Arrow” – Arrow Resources Development, Inc. (also referred as the “Company”), formerly known as CNE Group, Inc. prior to the name change that occurred on or around December 1, 2005.

“Arrow Bermuda” – Arrow Resources Development, Ltd., a company organized under the laws of Bermuda and a 100% owned subsidiary of Arrow that was acquired by Arrow on or around August 1, 2005.

“Arrow Pacific” – Arrow Pacific Resources (S) Pte. Ltd., organized under the laws of Singapore, owns 47.6% of Arrow.

“Change in Control Transaction” – Means the recapitalization that occurred on or around November 14, 2005 whereby 1) the old CNE Board and officers resigned and the new Board was appointed, and 2) Arrow Pacific and its affiliates received 96% of the total equity, and 3) the CNE subsidiaries involved in telecommunications were transferred to their business principals in exchange for the retirement of certain options, warrants stock and debt.

Item 1.	Description of Business.

Arrow Resources Development, Inc. (“Arrow”) was incorporated under the laws of the State of Delaware in 1968. Unless the context requires otherwise, the term “Company,” “our,” or “we” refers to Arrow Resources Development, Inc.

GENERAL

The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world.

Our temporary corporate executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, New York, NY 10019 (212-262-2300) and our web site is www.arrowrd.com.

INTRODUCTION

We used to be a telecommunications and recruiting company formally known as CNE Group, Inc. We changed our name to Arrow on or around December 1, 2005. The

Company elected to shift its business focus from telecommunication and recruiting to the worldwide commercial exploitation of natural resources.

As our initial natural resources deal, on or around August 1, 2005, we acquired all of the stock of Arrow Resources Development, Ltd., a Bermuda company (“Arrow Bermuda”) in exchange for the Company’s Series AAA Preferred stock that was convertible into 96% of the Company’s common shares. Arrow Bermuda’s principal asset is a Marketing and Distribution Agreement with Arrow Pacific Resources (S) Pte. Ltd (“Arrow Pacific” or “APR”).

Arrow Pacific is controlled by Hans Karundeng, an Indonesian industrialist and financier, for the purpose of developing natural resource projects in Southeast Asia to be sold primarily in the Asian market. The Company, through the Marketing and Distribution Agreement, provides marketing/sales/distribution services, corporate and financial consulting services for all of Arrow Pacific’s development projects. The Marketing and Distribution Agreement provides for the Company to receive 10% of the gross sales generated by selected business operations, resources and any and all derivative gross revenue of Arrow Pacific.

The first of these Arrow Pacific projects is a eucalyptus plantation in Papua, New Guinea. We are poised to capitalize on the increasing demand for paper and timber products in developing international markets, most notably China, where rising standards of living have created a demand for larger quantities of printed material, packaging, personal care paper products, and industrial paper supplies. The proximity of Arrow Pacific’s operations to this principal Asian market enables Arrow Pacific to supply that market in a competitive manner.

CHANGE IN CONTROL TRANSACTION

On August 1, 2005, we acquired 100% of the stock of Arrow Bermuda in exchange for 10,000,000 shares of Series AAA Convertible Preferred Stock, subject to the satisfaction of certain conditions. The Series AAA Convertible Preferred Stock was convertible into common stock representing 96% of the total equity of the Company

On November 2, 2005, the aforementioned conditions were satisfied and the Company issued 10,000,000 shares of Series AAA Convertible Preferred Stock to Empire Advisory LLC (“Empire”), as agent, in satisfaction of a note in the principal amount of $125,000,000 owed by Arrow Bermuda to Empire, as agent, less transaction costs plus $1,161,000 in repayment of cash advances that Empire made to Arrow Bermuda. In connection therewith, Empire agreed to pay, and has paid, certain of the Company’s expenses, aggregating approximately $350,000. On or around December 2005, the 10,000,000 shares of Preferred Stock were converted to 624,000,000 shares of Common Stock, representing 96% of all outstanding shares of the Company. As a result of this transaction, a “change of control” occurred, and a new Board of Directors and management team was appointed. For accounting purposes, this transaction is treated as a recapitalization.

As part of the “change in control” transaction, the Company transferred its former operating subsidiaries involved in telecommunications to their principals in exchange for cancellation of inter-company debt, certain preferred stock, and certain options, notes and warrants.

Prior to the change in control transaction:

(1) affiliates and others surrendered for cancellation 1,397,030 shares of outstanding Preferred Stock was exchanged for 2,638,941 common shares;

(2) affiliates and others were issued 10,079,033 common shares in exchange for all outstanding debt, exclusive of accrued but unpaid salaries, directors’ and professional fees and expenses, and the debt cancelled pursuant to the transactions described relating to the sale of the telecommunications subsidiaries, all outstanding warrants and options to purchase preferred and common stock, and obtained releases from the former directors and certain creditors, in the aggregate amount of approximately $2,385,000.

Questions and Answers Regarding the Change in Control Transaction:

Q:	When did the change in control occur?

A:	On or around November 15, 2005.

Q:	Who is the current CEO of the Company?

A:	Peter J. Frugone is our CEO.

Q:	Who is now on the Board?

A:	Rudy Karundeng (Chairman), Peter Frugone, John McConnaughy, Jr., and John Allen.

Q:	What happened to the old Board members?

A:	The remaining Board members, Messrs. George Benoit, Anthony Conigliaro, David Dube and Charles Currie all resigned on or around November 14, 2005.

Q:	Why did they resign and why was there a change of control transaction?

A:	Disputes and litigation had arisen between CNE Group, Inc. and its operating subsidiaries based in Florida and California. After months of searching and analysis, to salvage value for CNE Group Inc.’s existing shareholders, CNE Group, Inc.’s former Board elected to acquire Arrow Resources Development, Ltd., a Bermuda company.

Q:	What is Arrow’s business?

A:	The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world.

Q:	Why did CNE Group, Inc.’s Board want to acquire Arrow?

A:	An independent valuation firm appraised Arrow Bermuda’s 10% gross revenue interest at approximately $125,000,000. The former Board of CNE Group, Inc. believed that the Arrow acquisition would be of significant benefit to the existing shareholders of CNE Group, Inc. and save the Company from going bankrupt.

Q:	As a result of the change of control, the existing CNE Group, Inc.’s shareholders retained 4% of the common stock of the Company?

A:	Correct.

Q:	Why only 4%?

A:	Four percent of $125,000,000 (the appraised value of the Marketing and Distribution Agreement held by Arrow Resources Development, Ltd.) is $5,000,000, which was the approximate market capitalization of CNE Group, Inc. at the time the former Board made its decision.

Q:	Did the old CNE Group, Inc. Board determine that this transaction was fair and equitable to the existing CNE Group, Inc. shareholders?

A:	Yes they did, at a CNE Group, Inc. Board meeting held on October 21, 2005.

Q:	Why are there now approximately 649,443,244 shares outstanding?

A:	The outstanding number of shares at the time the former CNE Group, Inc. Board made its acquisition decision was approximately 25,543,244 shares. In order to give the Arrow Bermuda shareholders 96% of CNE Group, Inc., the Company mathematically had to give these new shareholders 624,000,000 shares.

Q:	What is the current float?

A:	The current float as of December 31, 2005 is 25,543,244 representing shares that are freely tradable, which included freely tradable shares owned by affiliates.

Q:	When did the acquisition occur?

A:	The acquisition occurred on or around August 1, 2005. At that time, 10,000,000 shares of Series AAA Preferred stock were given to Empire Advisory, LLC. This Preferred Stock was convertible into 624,000,000 CNE Group, Inc.’s unregistered common shares. Pursuant to contract, these Preferred Shares could not be converted into common until the former CNE Group, Inc. Board agreed that the transaction was fair and equitable to all existing CNE Group, Inc. shareholders, which did not occur until October 21, 2005. Empire Advisory, LLC converted the Preferred Shares on or around December 2, 2005.

Q:	Who constitutes the management group?

A:	Rudolph Karundeng, Chairman; Peter J. Frugone CEO and Director; John E. McConnaughy, Jr., Director; John W. Allen; Hans Karundeng, Senior Advisor; William R. St. George Jr., Secretary and Treasurer.

Q:	Who is Empire Advisory, LLC?

A:	Empire Advisory, LLC is a New York based management consulting and merchant banking firm. On April 20, 2005 Arrow Pacific Resources (S) Pte. Ltd entered into a consulting agreement with Empire Advisory to act as its investment banker, financial consultant and agent. On August 1, 2005 Empire Advisory, LLC and Arrow Resources Development, Ltd. entered into a Management Agreement whereby Empire Advisory, LLC would provide the services of Peter J. Frugone to be its CEO in addition to other strategic personnel and management services.

Q:	What does Empire Advisory, LLC get in return for this Management Agreement?

A:	Empire Advisory, LLC receives compensation of $1,000,000 per year, plus expenses.

THE ARROW COMPANIES - GENERAL

Arrow’s 100% owned subsidiary, Arrow Bermuda, has entered into a Marketing and Distribution Agreement with Arrow Pacific Resources (S) Pte. Ltd. for the exclusive sales and distribution of the commercial global marketing of natural resource projects, including but not limited to timber resources, derivatives from it and other natural resources for a predetermined fee of 10% of Arrow Pacific’s gross sales. As part of the Marketing and Distribution Agreement, Arrow is building and maintaining Arrow Pacific’s corporate operating structure, financial operations, sales and marketing activities, corporate governance, and the administration of Arrow Pacific’s corporate programs. What follows is a detailed description of the initial timber resource business that the Company will be handling for Arrow Pacific.

Arrow Pacific Resources (S) Pte. Ltd. (“Arrow Pacific”) owns and operates natural resource companies throughout the Asian Pacific market. Arrow Pacific is led by a team of professionals with experience in the field’s agro engineering, material science and analysis, agriculture, and forestry. The team handles all of the on-the-ground, day-to-day plantation operations, all infrastructural development operations and all shipping operations as they relate to the overall plan for the development. The team has contracted all necessary labor, heavy equipment suppliers, transportation coordinators and shipping equipment. Several members of the team hold close affiliations with organizations such as the Timber Association of Sabah, the National Sub-committee on Fiscal Incentives of Forest Plantations in Malaysia and the Scientific and Technical Committee of The Association Technique Internationale des Bois Tepicaux.

INDUSTRY

The planet’s consumption of forestry products has more than doubled over the last 30 years as global population continues to grow. The increased demand for forestry products has also led to the need for increased protection of forests and wildlife, and a more public participation in forestry management. The demand for imported raw material for China’s low-cost timber manufacturing industries is increasing sharply and establishing a more expansive market for international suppliers. The Asia-Pacific region forestry community possesses the advantage of greater periods of harvesting and re-growth in comparison to other countries that experience periods of dormancy caused by adverse weather and seasonal conditions. With this benefit over competition, the Asia-Pacific market is being challenged to cope with constantly shifting goals and expectations as it begins to experience rapid evolution of social, economic and environmental issues that impact policies, legislation, and institutions. The increased demand generated the immediate regulation and monitoring of the industry. And yet, the forestry industry is estimated to be shrinking by 9.4 million ha per annum. This is partly due to conservation pressure from government environmental and consumer advocacy groups on lumbering operations worldwide.

The forestry industry involves harvesting, silviculture (the growing and cultivation of trees), milling, value-added processing and manufacturing. Globally, the industry is being pressured from many directions. Governments have attempted to improve the forestry industry with privatizing measures, which transfer the property rights through the sale of natural forests or planned forests. Only a limited number of countries were involved in this practice in the 1970s and 1980s, among them were Chile and China. In New Zealand, privatization began in the late 1980s with the sale of 550,000 ha and in 2000 was shown to have 94% of planted forests owned privately. Between 2000 and 2002 South Africa saw the benefits of this system and estimated 90,000 ha became privatized. Privatization typically consists of the management of natural forest in concession or leases, volume permits or standing timber sales, outsourcing and community-based approaches. Global paper consumption trends continue to edge higher, confirming its utility as a low cost, high performance and flexible material. Paper has been labeled by many as “essential” for development and modern living. Global consumption of paper has increased at least 25% during the 20th century and by a factor of three in the last three decades alone.

China’s demand for pulp supply has increased due to the rapid expansion of its economy and one of the largest population densities. These increases have led also to the increase in usage of computers requiring more printing paper, higher living standards, and the usage of more books, magazines and packing materials and boxes. These same factors also drive the increase in demand for eucalyptus oil, which China uses over 70% of the world’s production and is projected to increase as well the demand for the wood chips, which is one of the principal ingredients for manufacturing chipboard. Many experts believe China’s demand for such material will continue for years to come.

The international market’s demand for timber derivative products continues to rise as economic factors drive the consumption of such goods forward. Household production levels directly impact the consumption levels of chipboards. A nationwide study in China determined 80% of the finished products available to the market are developed in household processing level mills, which cannot meet the market demand. The insufficient rate in correlation with the high demand for timber raw material is so great that outside sources need to be employed.

OPERATING MODEL

Arrow Pacific has developed a synergy of agro-biotechnology and regular practiced timber exportation in response to the growing demand for timber and timber related goods. When logging and forest management are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable resources. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, hydrocarbon fuel, recreational areas, animal habitat, and clean air are some of the many benefits of the world’s forests.

Arrow Pacific will develop the timber area through implementation of a sound forest management system, promote and/or establish infrastructural development programs and provide provisions for financial, economic and social growth to the people in the timber area. It is essential for the development to take into consideration local bio-physical and bio-diverse environmental conditions as well as the traditional and cultural beliefs of the local villagers. In conjunction with local inhabitants, equipment specialists in Indonesia, Singapore and Papua, New Guinea, Arrow Pacific has developed a plan that will maximize profits to the greatest potential of the area, while minimizing costs that other larger companies typically endure through the examination, administration, and management of concessions. Arrow Pacific will work to achieve superior safety performance, implement reliable harvesting, replanting and manufacturing processes, and will work to become a leader of the industry in sustainable forest management and manufacturing, as well as a leader of the industry in the Asian market.

Arrow Pacific plans to construct a large number of roads to connect the project area with the proposed factory area, harbor, camp site, local inhabitant living area, and other major sites that require transportation to and from on a frequent basis. Throughout this phase, inventory and tree marking will take place. The data obtained from these surveys will provide a framework for the development of the infrastructure of the plantations. Local inhabitants will be employed to participate in the operations of the plantation and, in some cases as specialized loggers. There will also be teams of back-up plantation employees, field doctors, security personnel, cooks and other basic labor to support the large scale of operations being undertaken. In conjunction with the local inhabitants, equipment specialists, as well as labor force specialist from Indonesia and Singapore, Arrow Pacific has developed a fully operational on-the-ground team ready to begin the first phase.

The near-equatorial position of Papua, New Guinea ensures a good supply of rainwater for the tree crops year-round with little or no seasonal change, aiding in maintaining the consistent growth cycle of only 3-4 years. The specific location of the government granted timberland concessions within Papua, New Guinea enables the trees to grow with minimal interference from open-ocean earthquakes and large storms; the concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea. Thus, the timberland is located in the area most conducive to its growth, maintenance, transportation, and sale.

The exclusive global license (excluding China, Laos, Thailand and the Philippines) for planting of the Agro-Biotechnology engineered tree eucalyptus, granted by Tian Investment Group Ltd., will be one of Arrow Pacific’s strongest market advantages. The bio-technology was specifically formulated to eliminate or minimize most of the risk factors associated with plantation. The Chinese scientists who developed the technology performed extensive studies of soil to produce a tree that will not only grow, but thrive in the particular conditions of Arrow Pacific’s plantation area.

The area of Papua, New Guinea allows a eucalyptus tree to thrive due to the steady weather patterns and no real winter season. Arrow Pacific’s technology will bring about an engineered tree with increased yields, accelerated growth reducing risks such as the use of powerful pest and weeds control agrochemicals.

Arrow Pacific will build a processing plant near the timber areas to reduce the expense of shipping and handling over large distances. Arrow Pacific will implement the basic operational infrastructure in each area and will also develop certain key industrial processing plants for the overall project. During the second year of operations, Arrow Pacific will begin construction of a pulp-processing mill and in the third year of operation construction of a paper manufacturing plant. The additional manufacturing facilities will decrease cost of shipping to China and other international markets and bring about an increase in available products to the market.

PRODUCTS

The forestland that will be the site of Arrow Pacific’s plantation operations is presently comprised of virgin tree growth, which has never been previously harvested. The initial range of trees harvested will include noble species, selected hardwoods, peelable logs, and trees suitable for sawn timber and wood chips. In approximately the fifth year of operations Arrow Pacific will begin the manufacture of a full range of raw paper products.

The general composition of the species included on the initial Arrow Dyke Ackland site (as determined by a physical survey of 50,000 acres) includes the following species in these approximate percentages:

•	2%, 411,856 m³ noble species

•	8%, 1,647,424 m³ selected hardwood

•	25%, 5,148,200 m³ peelable logs

•	15%, 3,088,920 m³ sawn timber

•	50%, 10,296,400 m³ woodchip

Upon the clearing of the current old-growth noble species forests, Arrow Pacific plans to introduce a plantation of agro-bioengineered eucalyptus trees. These trees will be sold as raw timber at first.

LEGAL

Neither the Company, nor Arrow Bermuda have any legal action of any kind pending against them, nor is either a party to any legal action.

HUMAN RESOURCES

Arrow Pacific has already assembled the necessary senior management and field operations personnel required to initiate the project. The initial senior staff of Arrow Pacific and its supporting clerical personnel is sufficient for operations in the first five years. The initial senior management and field operations personnel of Arrow Pacific is sufficient for operations for at least a three years. During the initial three-year period,

Arrow Pacific will jointly conduct an executive search for additional field operations personnel and eventually the requisite personnel for the operation of the paper mill. Arrow Pacific will be responsible for staffing field and production operations.

Although forest harvesting is machine-intensive, labor quality remains the most critical element if harvesting is to be conducted efficiently and in an environmentally sound way. Only workers who are healthy, qualified, and motivated, can be expected to contribute effectively to achieve the goals of environmentally sound forest harvesting.

THE MARKET

Paper performs a range of core functions in the modern world. For many, it would be hard to imagine daily life without using paper, whether for communication, packaging or for hygienic and household use. The steady growth in paper consumption has confirmed its utility as a low cost, high performance and flexible material. Global consumption has increased twenty-fold during the last century, and by a factor of three in the last three decades alone. During the same period, growth rates in paper use among developing countries have doubled that of the industrialized world. This can be correlated to the overall economic growth in developing countries 5.5% to 6.4% of GDP. As a result, the developing countries’ share of world paper consumption has climbed from 15% in 1980 to 25% in 1993, with projections of 31% in 2010. Average per capita consumption in the USA alone is 333 kilograms, seven times the figure for the world as a whole and double the average for the developed world.

A new global distribution of paper consumption is emerging, in which Asia is becoming increasingly dominant, driven by growth in Japan and China. In 1980, the region accounted for less than one fifth of the world’s consumption of paper, today it accounts for over 30%. Asia’s paper consumption is now over 80 million tones, one-fifth higher than Western Europe and soon to surpass the United States. China’s per capita consumption levels have risen by a factor of five over the past two decades from approximately 20 kilograms per capita in 1975 to 225 kilograms per head in 1994. A further quintupling of Chinese paper use over the next 20 years would take consumption level over 100 million tones per annum, about a fifth larger than current US levels.

The Food and Agricultural organization of the United Nations expects long-term demand for wood products to grow at 1.2% to 1.5% per annum. Japan is currently the largest importer of hardwood woodchips, buying 18-20mt (million tons) per annum. Korea is emerging as a significant market as its demand outstrips its own domestic supply. Global paper consumption is set to rise from 54kg/capita in 2000 to 63kg/capita in 2015, largely as a result of strong growth in Asia, led by China, and Western Europe. China’s consumption of paper products has jumped from 6 kg/ capita in 1980 to 30kg kg/capita and is expected to rise by about 50% to 43 kg/capita in 2010. Projections anticipate China will have the capacity to consume 20mt of woodchip per annum by 2010. China’s small export of woodchip to Japan is likely to cease as domestic demand increases, turning it into a major importer of woodchip as the decade unfolds. Both consumers and paper makers show a strong preference for plantation fiber which should result in increased demand in Asia, especially China and India. Although paper is traditionally identified with reading and writing; communications have now been replaced by packaging as the single largest category of paper use. Only a small proportion is used for personal care products. Paper usage varies from country to country but overall is continuously increasing, demonstrating the importance of determining more efficient methods to supply the demand.

The overall return depends on the rate of timber growth, which in turn depends on soil types, rainfall, pest and weed control, fertilization and genetics. The Arrow companies address these factors through the use of agro-biotechnology engineered Eucalyptus trees, which are less vulnerable to adverse conditions. Timber quality is judged based on species of tree, age of the wood and climatic conditions in which the tree is grown. Price achieved will depend on the quality of the product and the relationship between the grower and the customer. For instance, a grower backed by a well capitalized company with a demonstrable ability to fulfill a long term supply agreement would be favored over smaller, less stable grower. Factors affecting costs include distance to export terminal and processing logistics, topography of plantations and expertise of shipping and/or transportation operator. Because of its proximity to the Asian market, Arrow Pacific is able to ship timber to China within 10 to 14 days. Thus, Arrow Pacific can bring timber to the Chinese market faster and at a higher profit than its competitors.

Arrow Pacific has entered into a Marketing and Distribution Agreement with the Company for the exclusive sales and distribution of the commercial global marketing of natural resource projects, including but not limited to timber resources, derivatives from it and other natural resources for a predetermined fee of 10% of Arrow Pacific’s gross sales.

COMPETITION

Arrow Pacific principal plantation operations will be located in Papua, New Guinea in close proximity to the Chinese timber auctions, enabling timber to be delivered with lower shipping costs, and at higher profit. The distance for competitors to ship their products includes a much greater cost and longer shipping period. The near-equatorial situation of Papua, New Guinea ensures a good supply of rainwater for the tree crops, which aids in developing a consistent growth cycle of only 3-4 years. Finally, the specific location of the timber concessions within Papua, New Guinea enables the trees to grow with minimal interference from open-ocean earthquakes and large storms; the timber concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea. Thus, the location of this timberland makes easier to transport and sell, and easier to maintain.

The existing forest industry is dominated by large foreign logging companies, or landowning companies.

Australia currently exports approximately 6.5 million tons of woodchips annually from ports in Tasmania, Victoria and Western Australia. Australia’s stock in plantations has risen rapidly over the past decade. Estimates show 455,000 ha of new eucalyptus plantations have been established over the past 7 years. The Australian market competitors have relatively high entrance costs and higher service fees with lower potential return. Their harvesting cycles typically take 6 years, or longer and environmental risks weigh heavily on the yield.

Brazil has 400 million hectares of tropical forests, and 7 million hectares of exotic plantations comprised mainly of fast growing eucalyptus. The timber from these plantations provides raw material for charcoal, and pulp and paper production. Brazil accounts for 60% of total charcoal production although native woods are mostly used for timber production; with an annual consumption rate around 250 million m3.

Chile has around 5.5 million hectares of productive native forest, mainly Nothofagus hardwood species. Timber production from native hardwood amounts to 0.35 million m3/year, and nearly 75% is used to produce chips for exports to Asian countries. Pine and eucalyptus plantations cover 1.8 million hectares, with an annual expansion rate of 7-10%. Pinewood accounts for 78% of total plantations, eucalyptus is growing faster and a big surplus is expected within the next decade.

All evidence points to a demand for woodchips that growing more rapidly than supply. Quality and environmental issues result in a market preference for plantation timbers. Given these conditions, woodchip prices are likely to rise in real terms over a ten year period. After analyzing the major competitors in the market it can be anticipated that Arrow Pacific will capture a minimum of 5% of the market in the next ten years, making them the largest distributor of woodchips worldwide.

The raw timber, pulp, and paper markets which Arrow Pacific hopes to enter are controlled by several large and medium-sized well-established firms. These are the most dominant international timber and paper companies:

INTERNATIONAL PAPER (www.ipaper.com): International Paper has $25 billion of annual sales, and operates in almost 40 countries. They manage their own forests worldwide, and produce raw timber stock, wood pulp, and finished paper products for sale.

KLABIN (www.klabin.com): Klabin operates primarily in Brazil, and is their leading supplier of paper, pulp and wood products. They specialize in paper packaging materials, including corrugated cardboard boxes and multi-wall stacks. They also sell lumber for construction. Klabin controls 183,000 hectares of land for timber usage, as well as 119,000 hectares in southern Brazil used for medical and wildlife research.

DAISHOWA-MARUBENI INTERNATIONAL (www.dmi.ca): DMI is one of the largest timber distributors in the Asian market, catering primarily to Japan. It controls 2.9 million hectares of land in western Canada, as well as a pulp processing plant. 50% of its sales go to Japan, 25% to North America, and the remainder is split between the rest of Asia and Europe.

GEORGIA-PACIFIC (www.gp.com): GP is one of the largest US based paper corporations. Though they have sold their pulp factory, they still receive pulp and timber materials from over 80 different suppliers for their paper business.

ASIA PULP AND PAPER GROUP (www.asiapulppaper.com): Outside of Japan, they are the largest pulp and paper provider in Asia. Most of their production takes place in Indonesia, where they have the capacity to produce over 6.9 million tons of pulp.

WEYERHAEUSER (www.weyerhaeuser.com): Weyerhaeuser is another large forest product company, producing everything from pulp, paper and packaging to construction-grade lumber for real estate and homes. They have operations in 19 countries, with their timber stock comprised of 15 million hectares of land in 5 countries. They have been a Fortune 200 company since the inception of Fortune’s rankings in 1955.

NEENAH PAPER INC. (www.neenah.com): Neenah paper primarily deals in technical paper, fine paper, and pulp, catering to the high end of the paper market. They distribute their products worldwide, and deal in more than 700,000 metric tons of bleached kraft pulp every year.

INTEGRATED TREE CROPPING (www.treecrop.com.au): As the largest timber firm in Australia, ITC controls almost 120,000 hectares of hardwood plantations.

POPE & TALBOT (www.poptal.com): Pope & Talbot principally manufactures wood and pulp products. Wood Products business manufactures and sells standardized and specialty lumber, residual wood chips, and other by-products. Together they operate three pulp mills located in Halsey, Oregon and Nanaimo and Mackenzie in British Columbia. The pulp products are marketed globally through sales offices in Portland, Oregon, Brussels, Belgium and through agency sales offices around the world.

LONGVIEW FIBRE COMPANY (www.longviewfibre.com): Longview’s principal activity is to own, manage and operate timberlands, pulp and paper mill and converting plants. It operates in three business segments: timber, paper and paperboard and converted products. The timber segment owns and manages approximately 585,000 acres of timberlands in nine tree farms in Oregon and Washington. The paper and paperboard segment includes the operation of a pulp and paper mill that produces corrugating medium and linerboard. The Converted Products segment includes the operations of 15 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging and creative point-of-purchase displays. The company exports its products to Japan, China, Canada and Southeast Asia.

POTLATCH CORPORATION (www.potlatchcorp.com): Potlatch Corp.’s principal activities are to grow and harvest timber, convert wood fiber into commodity and specialized wood products and bleached pulp products. The Group operates through four segments: Resource, Wood Products, Pulp and Paperboard and Consumer Products. The Group has foreign sales in Japan, Australia, Canada, China, Italy, Korea and other countries.

RAYONIER, INC. (www.rayonier.com): Rayonier’s principal activities are to manufacture and sell value-added performance cellulose fibers and activities associated with timberland management, including the sale of timber and timberlands and land management. They own and operate two fiber mills the United States. Rayonier operates in three reportable business segments: performance fibers, timber and land, and wood products. Performance fibers include cellulose specialties and absorbent materials. The timber and land segment manages timberlands, sells standing timber to third parties and sells land for both future harvesting and real estate development. The wood products segment manufactures and sells lumber and medium-density-fiberboard.

MERCER INTL. INC. (www.mercerint.com): Mercer’s principal activity is to produce and market pulp and paper products. They are based in Zurich, Switzerland and have operations primarily in Germany. Mercer manufactures and markets softwood kraft pulp and two primary classes of paper products. Their products are produced from both virgin fibre and recycled fibre. Their manufacturing plants are located in Germany and Switzerland.

DEMOGRAPHICS

The climate of Papua, New Guinea is reported to be monsoonal in nature, characterized by high temperatures and humidity throughout the year. However, the specific location of the timber concessions within Papua, New Guinea enables the trees to grow with minimal interference from open-ocean earthquakes and large storms; the timber concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea.

Soils provide nutrients and water, the essential resources for tree growth. The availability of both nutrients and water to trees is affected by soil properties such as fertility, structure and not surprising, then, that the productivity of tree plantations is closely related to soil properties. The soils surrounding Papua, New Guinea area are Entisols, Inceptisod, Alfisol, Utisols, and Oxisols.

Arrow Pacific will maximize the use of all its soils through implementation of the bio-technology for planting agro-genetically engineered eucalyptus trees that will be able to flourish and reproduce successfully in the various conditions of the surrounding environment.

EMPLOYEES

As of February 1, 2006, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees and consultants. Competition for such personnel is intense, and the loss of key consultants, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material and adverse effect on our operating results.

Our success also depends, to a significant extent, upon the contribution of our executive officers and other key consultants. We have agreements with our chief executive officer, and maintain a stock option plan whereby key personnel can participate in our success. All of our personnel are eligible to participate in this plan.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The following discussion highlights certain of the risks we currently face.

The following factors, in addition to those discussed elsewhere in this document, should be carefully considered. Securities of the Company involve a high degree of risk and should be regarded as speculative. In addition to matters set forth elsewhere in this Annual Report, potential investors should carefully consider the risk factors described below relating to the business of the Company.

LIMITED OPERATING HISTORY

The success of the Company cannot be guaranteed or accurately predicted. There is no assurance that the Company will be able to operate profitably. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a product and service.

The Group began operations in approximately September, 2005, and to date has generated no material revenues. The Company has no significant operating history. There is no assurance that the Company will be able to operate and manage on a profitable basis or that cash flow from operations will be sufficient to pay the operating costs of the Company. The Company may need to raise additional capital to finance its continued operations. The Company may seek additional financing through debt or equity financings. There is no assurance that additional financing will be available to the Company, or if available, that the financing will be on terms acceptable to the Company. There is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds. In the event that the Company cannot raise needed capital, it will have a material adverse affect on the Company. There is no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL FINANCING; DILUTION

The Company’s capital requirements are and will continue to be significant. The Company anticipates, based on management’s internal forecasts and assumptions relating to its operations (including the costs associated with marketing), that unless at least $3,000,000 is raised for working capital purposes, the Company’s cash resources will not be sufficient to satisfy the Company’s contemplated cash requirements and that additional financing may be needed to support the Company. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. To the extent that any financing involves the sale of the Company’s equity securities, the interests of the Company’s then existing shareholders could be substantially diluted. Dilution will also occur when and if options to be granted to employees, consultants and other third parties are exercised.

DEPENDENCE ON ARROW PACIFIC

Our revenues are currently entirely derivative from gross sales of Arrow Pacific’s products. Arrow Pacific will not be in a position to generate timber sales until it has completed certain infrastructure improvements in Papua, New Guinea, such as paving roads. These infrastructure requirements will take Arrow Pacific at a maximum of one year to complete. Therefore, Arrow Pacific will probably not generate meaningful sales of its timber products until 2007.

COMPETITION

The Company anticipates competition on numerous fronts. Increased competition could require the Company to respond to competitive pressures by establishing pricing,

marketing and other programs, or seeking out additional strategic alliances or acquisitions, any of which could have a material adverse effect on the business, prospects, financial condition and results of operations of the Company. The Company could potentially have competitors with longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing and other resources than the Company. Increased competition may result in reduced operating margins, loss of market share, and a diminished brand franchise, any of which would have a material adverse effect on the Company. There is no assurance that the Company will be able to compete successfully.

ABSENCE OF DIVIDENDS; DIVIDEND POLICY

The Company has never paid dividends on its Common Stock, but does anticipate paying dividends on its Common Stock in the foreseeable future. The declaration and payment of dividends by the Company are subject to the discretion of the Company’s Board of Directors. Any determination as to the payment of dividends in the future will depend upon results of operations, capital requirements, restrictions in loan agreements, if any, and such other factors as the Board of Directors may deem relevant.

OWNERSHIP OF THE COMPANY

Arrow Pacific owns 47.6% of the Company’s stock and does and will continue to control the Company. Hans Karundeng is the Chairman of Arrow Pacific. His son, Rudolph, is the Chairman of the Company and is an 8% owner of the Company’s stock.

DEPENDENCE ON MANAGEMENT

The success of the Company will largely be dependent upon the active participation of its management. The Company does not currently have “Key Man” life insurance on any of its current officers or employees, although the Company intends to provide such insurance, based on availability of funds in the future. The Company would pay all premiums for such “Key Man” life insurance. The time that the officers and directors devote to the business affairs of the Company, and the skill with which they discharge their responsibilities, will substantially impact the Company’s success. Loss of the services of certain executive officers of the Company could be expected to have a material adverse effect upon the Company.

POSSIBLE LOSS OF OR INABILITY TO ATTRACT KEY PERSONNEL

The Company’s success depends largely on its ability to attract and retain highly qualified managerial and industry personnel. There can be no assurance that the Company will be successful in attracting or retaining these key personnel. The loss of the services of key personnel could have a material adverse effect on the Company.

GENERAL ECONOMIC AND OTHER CONDITIONS

The Company’s business may be adversely affected from time to time by such matters as changes in economic, industrial and international conditions, changes in taxes, changes in government regulations, prices and costs and other factors of a general nature and in particular those changes which have an adverse material effect on the natural resources industry or other industries in which the Company becomes engaged to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world.

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors’ report on our consolidated financial statements for the years ended December 31, 2005 and 2004 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our management’s notes to these financial statements included a discussion of our ability to continue as a going concern. They describe the reasons why there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As noted above, we cannot assure you that we will not continue to incur net losses and negative cash flow for the foreseeable future.

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

We have a history of losses and we cannot assure you that we will be able to operate profitably in the foreseeable future, if at all.

Our inability to achieve or maintain profitability or positive cash flow could:

•	result in disappointing financial results,

•	impede implementation of our growth strategy,

•	cause the market price of our common stock to decrease,

•	impede our ability to procure financing on acceptable terms or at all, and

•	otherwise adversely affect our business and financial condition.

Under certain circumstances we could incur an impairment loss that could adversely affect our stockholders’ equity.

We will require financing if our revenues do not meet our projections or our expenses are greater than we anticipate, or to finance the further development of our business. Our inability to obtain financing, if required, would have an adverse effect on our business.

We may need to obtain financing if our actual costs are higher than projected or our contemplated future revenues fall below our current expectations, in order to

•	finance more rapid expansion,

•	increase marketing and sales,

•	develop new or enhanced technology,

•	respond to competitive pressures,

•	establish strategic relationships, and/or

•	provide for working capital.

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

Recently enacted and proposed changes in securities laws and regulations will increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required and will continue to require changes in some of our corporate governance practices. We expect that the Sarbanes-Oxley Act will increase our legal and financial compliance costs, and make some activities more difficult, time consuming and/or more costly. We also expect that the Sarbanes-Oxley Act will make it more costly to obtain director and officer liability insurance coverage, and we may be required to accept reduced coverage or incur substantially higher costs to obtain it. We currently do not have this coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. In accordance with the Sarbanes-Oxley Act, we have instituted a number of changes relating to corporate governance practices including the certification of our consolidated financial statements pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act and adoption of certain internal controls. The Sarbanes-Oxley Act has provisions that have implementation deadlines, including those related to Section 404 concerning internal control procedures. Implementation of those procedures will require resources and a portion of our management’s time and efforts.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of employee stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed.

Due to the change in business activities of the Company in conjunction with the change in control, we are no longer able to realize any benefit from net operating losses carried forward of CNE Group, Inc. of approximately $30,000,000. The Company currently has net operating losses of approximately $3,342,000 related to merger and acquisition activity, which may be carried forward to future periods.

Companies generally, and our Company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options granted to our officers and employees, although our cash position would not be affected, our income from continuing operations and our stockholders’ equity would decrease and our stock price could be adversely affected. In such event, we may have to decrease or eliminate option grants to our officers and employees, which could negatively impact our ability to attract and retain qualified employees and executive personnel.

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

We depend on the continued services and performance of Peter Frugone, our Chief Executive Officer and Rudolph Karundeng, our Chairman and Vice President, for our future success. If either Mr. Frugone or Mr. Rudolph Karundeng becomes unable or unwilling to continue in his current position, our business and financial conditions could be damaged. We are not the beneficiaries of any key person life insurance covering them or any other executive.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Your ability to sell any common stock may be restricted, because there is a limited trading market for these securities.

Although our common stock is currently traded on the NASD OTC Bulletin Board, a liquid market in our stock has been sporadic. Accordingly, if you purchase any shares of our common stock, you may not be able to sell them when you want or at the price you want, if at all.

In addition, depending on several factors including, among others, the future market price of our common stock, these securities are subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market. A delisting could also negatively affect our ability to raise capital in the future.

The market price of our common stock may be volatile, which could adversely affect the value of any common stock that you may own.

The market price of our common stock may fluctuate significantly in response to the following factors:

•	variations in our quarterly operating results;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain capital commitments;

•	additions or departures of our key personnel;

•	sales of our common stock by others or termination of stock transfer restrictions;

•	changes in estimates of our financial condition by securities analysts; and

•	fluctuations in stock market price and volume.

The last three factors are beyond our control.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management’s attention and resources. Any one of the factors noted above could have an adverse affect on the value of our common stock.

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

Our executive officers and directors, and persons or entities affiliated with them, currently control approximately 65% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

We have never paid any cash dividends on our common stock and currently intend to retain all future earnings, if any, to invest in our business.

If our Board issues common stock, which it can do without stockholder approval, a purchaser of our common stock could experience substantial dilution.

Our Board of Directors has the authority to issue up to 1 billion shares of common stock and 10,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. In the future, we could issue additional shares of our common stock at values substantially below the current market price for our common stock, which could substantially dilute the equity ownership of holders of our common stock. In addition, our Board could issue large blocks of our common stock to prevent unwanted tender offers or hostile takeovers without any stockholder approval.

Our ability to issue preferred stock may adversely affect the rights of common stockholders and be used as an anti-takeover device.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 10 million shares of preferred stock without approval from our stockholders. Accordingly, all of our common stock will be junior to any preferred stock issued by us, and our Board has the right, without the approval of common stockholders, to fix the relative rights and preferences of such preferred stock. This could affect the rights of common stockholders regarding, among other things, voting, dividends and liquidation. We could also use an issuance of preferred stock to deter or delay a change in control that may be opposed by our management, even if the transaction might be favorable to the common stockholders.

The Company might issue options and warrants in the future. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market, such as sales by the selling stockholders pursuant to this prospectus, could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Item 2.	Description of NYC Office.

Our temporary executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, New York, NY 10019 where we use office space, on a temporary basis, under a management agreement with Empire Advisory.

Item 3.	Legal Proceedings.

The Company is not a party to any litigation.

Item 4.	Submission of Matters to a Vote of Security-Holders.

The Company submitted no matters to a vote of security holders in 2005. The Company intends to hold an annual meeting of shareholders sometime in 2006.

On January 11, 2005, Mr. Michael J. Gutowski and Mr. Larry M. Reid resigned from our board as part of the settlement of litigation with Mr. Gutowski and Larry M. Reid. On June 28, 2005, Anthony S. Conigliaro, our former Vice President and Chief Financial Officer, was appointed to our board. On October 21, 2005, Mr. Joseph G. Anastasi resigned as a director. On November 14, 2005, Mr. Conigliaro resigned as our Vice President and Chief Financial Officer and as a director, Mr. Benoit resigned as a director and Chief Executive Officer and President and Mr. David W. Dube and Mr. Charles W. Currie resigned as directors.

On November 14, 2005, immediately prior to submitting their resignations, our Board, consisting of Mr. Benoit, Mr. Currie and Mr. Dube, appointed Peter J. Frugone, Rudolph Karundeng, John Allen and John E. McConnaughy, Jr. to the Board.

On April 6, 2005, we terminated Rosen Seymour Shapss Martin & Company LLP as our independent auditors and appointed Wheeler, Herman, Hopkins & Lagor, P.A. There was no dispute over any accounting, financial or legal issues with respect to this termination. On November 14, 2005, we appointed KBL Eisner, LLP to conduct the audit for the fiscal year ended December 31, 2005, and retained Wheeler, Herman, Hopkins & Lagor, P.A. as the auditor for our discontinued operations. After this report on Form 10-KSB is filed, we will no longer need the services of Wheeler, Herman, Hopkins & Lagor, P.A. There is no dispute with Wheeler, Herman, Hopkins & Lagor, P.A. over any accounting, financial or legal issues.

PART II

Item 1.	Market For Common Equity and Related Stockholder Matters.

Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD).

The number of record holders of our common stock as of February 1, 2006 was approximately 344.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2005
1st Quarter	0.43	0.24
2nd Quarter	0.37	0.09
3rd Quarter	0.45	0.08
4th Quarter	0.62	0.29

2004
1st Quarter	1.20	0.50
2nd Quarter	1.35	0.37
3rd Quarter	0.40	0.23
4th Quarter	0.50	0.30

The number of freely tradable shares not held by affiliates is 25,003,244.

As of January, 31 2006, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $10,501,362.48.

Dividends:

We have not previously paid cash dividends on our common stock. The payments of future dividends and the amount thereof will depend upon our earnings, financial condition, capital requirements and such other factors as our Board of Directors may consider relevant.

Private Issuance of Company Securities:

During the year ended December 31, 2005, under authorization from the old CNE Board, we issued common stock in private transactions pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Our affiliates issued common stock in private transactions pursuant to the exemption from registration provided by Section 4(1/2) of the Securities Act of 1933.

On or around November 1, 2005, and as a requirement to the consummation of the Change in Control Transaction, the former Board of CNE Group, Inc. authorized the issuance of unregistered stock to the following individuals in exchange for stock, options, notes, warrants, debt and services pursuant to the exemption from registration providing Section 3(a)(9) and Section 4(2) of the Securities act of 1933:

Name	Common Stock
Jim Workman	75,000
Christian Boswell	25,000
Guoxiong Yuan	5,000
Susan Forsyth	10,000
Charles Currie	87,733
Kevin Benoit	126,933
Frank Ciolli	371,000
John Koscik	12,693
Capstone Business Credit, LLC	25,000
Micheal O’Derrick	37,500
G. Martin Fell	254,240
Frank Ciolli	35,840
David Dube	35,000
John J. Phelan	168,000
Richard Reichler	260,640
George W. Benoit	600,449
Barry Feiner	1,458,720
Sanford Rossen	25,000
Henry F. Malarkey	22,400
Arthur R. Benoit	67,200
Douglas Bergeron	112,000
Saul Jakubowitz	33,600
The Crane Trust, Janet Crane	141,667
Hugh P. Duddy	200,000
Khalid Moore	667
Chick’s Nursuries Inc.	20,000
Ronald Iannuzzi	6,667
Marietta Maltese	20,000
Audrey Pilatsky	6,667
Ronald Pilatsky	29,000
RCP Trading Corp	20,000
Robert Pilatsky	6,667
Tobio Milo	3,333
Angelo Bono	36,667
Joseph Bono	3,333
Vincent & Paula Dimino	3,333
Ronald & Cherly Carbone	8,000
Richard Etra	33,333

Lisa Dalissio	33,333
Cella L. Vivola	16,667
Joseph Vivola	13,333
Diane & Allison Pilatsky	1,333
Diane & Lauren Pilatsky	1,333
Diane Pilatsky & Cassidy Polan	1,333
Diane Pilatsky	33,333
Grace C.Lindblom	692,334
Maureen Benoit	2,844,285
Anthony S. Conigliaro	1,963,734
Joseph Anastasi	89,733

Total	10,079,033

In addition, on or around December 2, 2005, Empire Advisory, the management company that provides the services of our CEO, Peter J. Frugone, to the Company, transferred 3,875,000 shares of restricted, unregistered Common Stock to the following individuals and entities in a private placement in exchange for cancellation of debt pursuant to the so-called 4(1 1/2) exemption for affiliate re-sales:

Name	No. of Shares of Common Stock
Richard M Burdge Tr	300,000
Keira Heu-Jwyn Chang	250,000
Scott Neff	350,000
John Hayden	80,000
James H. Hodge	100,000
Howard Bagby	100,000
Scott L. Armstrong	100,000
Matthew Steven Delaney	100,000
H. K. Derby	100,000
William R. St George	100,000
Sheerin Alli	50,000
David William Masters, Jr.	100,000
Susannah Murad	25,000
Charles Moskowitz	300,000
Focus Partners	80,000
John Marozzi	1,000,000
George M. Weiss	250,000
Charbel H. Tagher	90,000
Aggie-Titan	100,000
Richard McIntyre	100,000
Robert Wood	100,000
Michael Marolf, Trustee	100,000

Total	3,875,000

All shares transferred by Empire are conspicuously marked with a legend prohibiting transfer unless an applicable registration statement is declared effective by the SEC or an exemption permitting transfer is otherwise available.

In addition, on or about January 31, 2006, Arrow Pacific, the Company’s 47.6% shareholder, transferred 156,880,000 shares of restricted, unregistered Common Stock to the following individuals and entities in a private placement in exchange for cancellation of debt pursuant to the so-called 4(1 1/2) exemption for affiliate re-sales:

Name	No. of Shares of Common Stock
PT KABELINDO MURNI Tbk	1,200,000
Juan Edhy Gandasutisna	5,000,000
Fernando Pengabean	100,000
Du Motier Indonesia	24,000,000
Leong Foo Leng	100,000
Ridho Hasan	5,000,000
Law Leong Kien	400,000
Peter Oei	800,000
Sandra Basri	2,000,000
World Ocean Development Corpn	35,000,000
Golden Summit	5,000,000
Nage Enterprises Ltd.	20,000,000
AIS International Holdings Ltd.	55,000,000
Indra Suryajaya Phoa	2,080,000
Kirschenbaum & Kirschenbaum PC	1,200,000

Total	156,880,000

All transferred shares transferred by Arrow Pacific are conspicuously marked with a legend prohibiting transfer unless an applicable registration statement is declared effective by the SEC or an exemption permitting transfer is otherwise available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of November 15, 2005 is Arrow Bermuda. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

ARROW RESOURCES DEVELOPMENT, LTD.

In August 2005, Arrow entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow Bermuda, in which Arrow (formerly CNE) was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow Bermuda designees, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations (CareerEngine, Inc., SRC and US Commlink.) and changed its name to Arrow Resources Development, Inc.

On August 1, 2005, Arrow entered into the Marketing Agreement with Arrow Pacific and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), due on or before December 31, 2005. Empire is Arrow Pacific’s merchant banker. The Note permitted the Company, as Arrow’s sole stockholder, to cause Arrow to repay it in cash or with 10,000,000 shares of the Company’s non-voting Series AAA Preferred Stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, inventory reserves, goodwill and purchased intangible asset valuations, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS, REVENUE RECOGNITION

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, the service is performed or products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectibility is reasonably assured.

VALUATION OF PURCHASED INTANGIBLE ASSETS

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

VALUATION OF GOODWILL, PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that it is more likely than not that impairment has occurred. We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include significant underperformance to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends. If such indicators are present, we evaluate the fair value of the goodwill. For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their caring value. If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on market capitalization. Fair value of other intangible assets and long-lived assets is determined by future cash flows, appraisals or other methods. If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the anticipated net cash flows attributable to the asset are less than the asset’s carrying value. The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of APB No. 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends APB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

RESULTS OF OPERATIONS – FROM NOVEMBER 15, 2005 TO DECEMBER 31, 2005

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalized of the Company. The Company had no revenue during this period as Arrow Bermuda is still in the developmental stage. For the period ended December 31, 2005 we incurred consulting fees of $1,141,531 of which, $1,058,845 was related to services provided by the Management Agreement with Empire Advisory, LLC (“Empire”) under which Empire provides Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

Results of Operations: From January 1, 2005 to November 14, 2005 compared to the twelve months ended December 31, 2004.

REVENUES

Total revenues from continuing operations was $2,675,986 for the year ended December 31, 2004 as compared to no revenues 2005 as the Company discontinued all of its operation business.

COST OF GOODS SOLD

Costs of goods sold, which relates to product sales and related service fee income was $1,553,749 for the year ended December 31, 2004 as compared to no cost of goods sold in 2005 as the company discontinued all of its operating businesses.

OTHER EXPENSES

Total other expenses from continuing operations increased to $6,202,320 for the period ended November 14, 2005 as compared to $2,943,177 for the year ended December 31, 2004.

Advertising expenses decreased to $0 for the period ended November 14, 2005 as compared to $35,522 for the year ended December 31, 2004. The decrease was due to the Company discontinuing its telecom and internet recruiting businesses.

Compensation and related costs increased to $3,897,791 for the period ended November 14, 2005 as compared to $1,081,175 for the year ended December 31, 2004. The increase was due primarily to stock issued for consulting expense.

General and administrative expenses increased $2,304,529 for the period ended November 14, 2005 as compared to $1,446,671 for the year ended December 31, 2004 primarily due to an increase in legal and audit related services.

DISCONTINUED OPERATIONS

For the period ended November 14, 2005, the Company loss from the discontinuation of its telecom and internet recruiting business was $7,087,645. The loss was primarily made up of the write off of goodwill related to the internet recruiting business.

B.	LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125 million preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of December 31, 2005 the Company had $3,084 of cash. We had loss of approximately $1.3 million for the period ended December 31, 2005 and do not currently generate any revenues. In order for us to survive the next twelve months we will need to secure approximately $3 million of debt or equity financing. As of March 15, 2006 we have secured $300,000 of equity financing.

We expect the raise the additional financing in the future but there can be no guarantee that we will be successful.

Off-Balance Sheet Arrangements

At December 31, 2005, we had no off-balance sheet arrangements.

From January 1, 2005 to November 14, 2005 compared to the twelve months ended December 31, 2004.

Operating Activities

We used $1,369,113 of cash in our operating activities during the period ended November 14, 2005. We had a net loss of $13,263,383 of which $8,529,185 was a non cash expense related to our write off of assets related to our discontinued operations of our online recruiting and telecom businesses. We had other non cash charges totaling $3,806,538 related to depreciation and amortization, common stock issued for services, gain on debt settlement and allowance for doubtful accounts. In addition, we used $238,972 for working capital during the period ended November 14, 2005.

We utilized $1,220,212 of cash in operating activities during the year ended December 31, 2004. We had a net loss from continuing operations of $2,333,695 during this period, which included an aggregate of $445,701 of non-cash items, including depreciation and amortization, amortization of debt discount, allowance for doubtful accounts and common stock issued in lieu of cash for professional fees. In addition to the net impact of non-cash items, our operating activities for the year ended December 31, 2004 also reflected an increase in inventory, accounts payable, accrued expenses and other liabilities. These were offset in part by decreases in accounts receivable, other current and non-current assets and deferred income.

On January 21, 2004, we took several initiatives to address our operating cash deficiency, which included, but were not limited to, the reduction and/or elimination of certain executive salaries, waiving of certain interest payments due officers and/or directors, waiving of certain accounts receivable due an officer and employee, and the reduction of certain administrative costs. In addition, we raised gross proceeds of $700,000 in February 2004 from the sale of our common stock (see “Financing Activities” below), and restructured certain short-term credit arrangements into a $300,000 note payable due in February 2005. Furthermore, in July through December 2004 we restructured and issued approximately $450,000 of our debt securities.

Pre-Recapitalization Financing Activities

We raised $1,359,687 of financing for the period ended November 14, 2005. This was made up of $1,281,083 owed to Empire, proceeds from the sale of preferred and common stock totaling $270,000. This was offset by the repayment under our short term credit agreement.

On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $571,000. The Company used the funds obtained from this financing primarily for working capital purposes.

On June 24, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. This employee was also a director of the Company. The note is secured by the furniture and equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration of extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, the individual was issued Warrants to purchase 101,000 shares of the Company’s common stock at $0.28 per share.

In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by the Company. On October 1, 2004, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share.

In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL’s anticipated participation in the “Cellular Call Box Upgrade and Maintenance Service” projects for numerous Service Authority for Freeway Emergencies (“SAFE”) programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. We cannot assure you that we will participate in these projects or, if we do, to what extent such participation will be. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount receivables financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

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

On or about April 1, 2005, two individuals, both of whom are adult children of the Company’s Chief Executive Officer, purchased 545,000 shares of the Company’s Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the common stock and each share is automatically convertible into two shares of common stock when such conversion has been approved by the Company’s common stockholders. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company’s Chief Executive Officer, purchased 500,000 shares of the Company’s Series G Preferred Stock at a price of $0.20 per share. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity.

The note is (i) secured by approximately $42,000 in one of the Company’s bank accounts; (ii) convertible into the Company’s common stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to the Company’s Senior Indebtedness as that term is defined therein. At April 15, 2005 the outstanding principal balance of the note was $15,000. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted common stock and three-year warrants to purchase an aggregate of 100,000 shares at $0.50 per share, subject to appropriate anti-dilution provisions. The sale of the restricted stock and warrants was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

We did not have any material commitments for capital expenditures as of December 31, 2005.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On or around August 1, 2005 we acquired all of the stock of Arrow Bermuda in exchange for Series AAA Preferred stock that was convertible into 96% of the Company’s common shares, subject to the satisfaction of certain conditions precedent. On November 2, 2005, the aforementioned conditions were satisfied and the Company issued 10,000,000 shares of Series AAA Convertible Preferred Stock to Empire Advisory, LLC (“Empire”), as agent, in payment of a note in the principal amount of $125,000,000 issued by Arrow Bermuda to Empire less transaction costs plus $1,161,000 in repayment of cash advances made to Arrow Bermuda. Arrow Bermuda’s principal asset is a Marketing and Distribution Agreement with Arrow Pacific for the world-wide commercial exploitation of natural resources in Papua, New Guinea. In connection therewith, Empire agreed to pay, and has paid, certain of our expenses, aggregating $350,000. Empire was founded and is managed by Peter J. Frugone, who, is our Chief Executive Officer as well as one of our directors

On May 28, 2005, the Company entered into five-year Engagement Agreement with Hans Karundeng, the controlling shareholder of Arrow Pacific. Pursuant to this agreement, Mr. Karundeng will provide the Company with business and financial consulting services for which he will be paid $1,000,000 annually. On August 1, 2005, the Company entered into a five-year Employment Agreement with Rudolph Karundeng, Hans Karundeng’s son, pursuant to which Rudolph Karundeng will be employed as our Chairman of the Board and be responsible for executive oversight, strategic planning and direction of field operations. He will be paid $1,000,000 annually for these services.

On August 1, 2005, the Company also entered into a five-year Management Agreement with Empire. Pursuant to this agreement Empire will manage the Company’s business and financial affairs and, in connection therewith, provide the Company with Mr. Frugone’s services as Chief Executive Officer. The Company will pay Empire a management fee of $1 million during the first year of the agreement, which will increase annually by 125% and $600,000 each year for expenses.

The former CNE Directors held a Board meeting on October 21, 2005, at which they agreed to cause the Company to satisfy its $125,000,000 note plus $1,161,000 to Empire by issuing the 10,000,000 shares of voting Series AAA Preferred Stock to Empire on the condition that we receive (i) an independent valuation of Arrow Bermuda’s Marketing and Distribution agreement with Arrow Pacific acceptable to us and (ii) Arrow Bermuda’s financial statements, independently audited, that would reflect a stockholders’ equity of approximately $124,000,000. after repayment of the $125,000,000 note to Empire without incurring debt to effect that repayment. Our former Board believed that, in reliance upon the independent valuation, the effectiveness of Arrow Pacific’s license with the government of Papua, New Guinea and the land leases in accordance with their terms, and upon the accuracy of Arrow Bermuda’s audited financial statements and the information provided to us by Arrow Pacific about its business, our issuance of the 10,000,000 shares of voting Series AAA Preferred stock to Empire in payment for Arrow Bermuda’s $125,000,000 note to Empire would be fair to our existing stockholders from a financial and equitable point of view. The former Board received and reviewed the independent valuation and the audited financial statements. Based on the foregoing, our Board effected the issuance of the Series AAA Preferred and all related transactions and the change in control.

At the October 21, 2005 meeting, our Board also approved that, as part of our agreement with Empire, we would change our name to Arrow Resources Development, Inc., change our jurisdiction of organization from Delaware to Bermuda, and amend our Certificate of Incorporation to increase the number of shares we are authorized to issue to 1 billion. The former Board also agreed that upon repayment of the $125,000,000 Note plus cash, we would cancel all of our preferred stock other than the Series AAA Preferred Stock to be issued to Empire, all of our material debt obligations and all of our outstanding warrants and options. In furtherance thereof, we:

(i) exchanged all of our 1,392,630 shares of Series A Preferred Stock for our common stock at the rate of one share of Preferred Stock for one share of common stock and thereafter retired this Preferred Stock;

(ii) purchased all of our 4,400 shares of Series B Preferred Stock for an aggregate price of $20,000 and thereafter retired this Preferred Stock;

(iii) exchanged all of our 1,145,000 Series G Preferred Stock at the rate of one share of Preferred Stock for two shares of common stock and thereafter retired this Preferred Stock

(iv) exchanged all of our outstanding debt, exclusive of accrued but unpaid salaries, directors’ and professional fees and expenses, and exclusive of the debt cancelled pursuant to a transaction described below under Related Transactions relating to the sale of one of our subsidiaries, in the aggregate amount of approximately $1,370,000 for an aggregate of 2,837,533 shares of common stock;

(v) issued 373,277 shares of common stock to independent contractors for services they rendered to us;

(vi) except for the warrants and options referred to in the transaction relating to the sale of our subsidiary, exchanged all of our warrants and options for an aggregate of 6,275,772 shares of common stock; and

(vii) executed mutual general releases with certain of our creditors including, among others, our officers and directors, pursuant to which all of our accrued but unpaid salaries, directors’ and professional fees and expenses in the aggregate amount of approximately $1,350,000 were released.

We issued all of our common stock in the foregoing transactions pursuant to the exemptions from the registration provisions of the securities Act of 1933 provided by Sections 3(a)(9) and 4(2) thereof.

Subsequent to satisfying the Company’s note to Empire by issuing Empire the 10,000,000 shares of Series AAA Preferred Stock, on November 3, 2005, we entered into an agreement with Messrs. Eichsteadt and Sullivan and David B. Batzer pursuant to which we sold SRC Technologies, Inc. our wholly-owned subsidiary, and SRC-ECI, Inc., SRC’s wholly-owned subsidiary, and a patent associated with these businesses, to Messrs. Eichsteadt and Sullivan in consideration for (1) the cancellation of debt in the aggregate amount of $50,000 we owed to Messrs. Eichsteadt and Sullivan, (2) the cancellation of debt in the aggregate amount of approximately $150,000 SRC owed to Mr. Eichstead, (3) the cancellation of debt in the aggregate amount of approximately $300,000 SRC owed to Mr. Batzer, (4) the return to us by Messrs. Eichsteadt and Sullivan of an aggregate of 1,000,000 shares of our Series AA Preferred Stock and 4,867,938 shares of our Series C Preferred Stock and (5) the return by Messrs. Eichsteadt, Sullivan and Batcher of options and warrants to purchase an aggregate of 486,000 shares of our common stock between the company and SRC Technologies, Inc. and SRC ECI, Inc. We have since retired and/or canceled all of the securities returned to us pursuant to this agreement. As part of this transaction Mr. Eichsteadt resigned as a director. All intercompany debt was eliminated prior to closing.

We have obtained releases from Messrs. Anastasi, Benoit, Conigliaro, Currie and Dube, our former directors, pursuant to which, for nominal consideration, they have each released us from our obligation to pay them any accrued but unpaid compensation, directors’ fees and/or advances, as the case may be, that we may owe them. We have also released them from all actions we may have against them except for those prohibited by applicable law. The following table sets forth the amounts that they have released:

Name	Amount Released
Joseph G. Anastasi	$30,000
George W. Benoit	$1,307,050
Anthony S. Conigliaro	$223,333
Charles W. Currie	$28,000
David W. Dube	$35,000

We have also entered into agreements with Messrs. Anastasi, Benoit, Conigliaro, Currie and Dube, members of Mr. Benoit’s family, and Grace C. Lindblom and Frank Ciolli, each a beneficial owner of more than 10% of our outstanding common stock at the time of the agreements, pursuant to which we issued them our common stock in exchange for debt owed by us, Series G Preferred Stock and/or options or warrants, each to purchase one share of our common stock at various prices. We were paid $1.00 per share for the Series G Preferred Stock. The following table sets forth certain information relating to these transactions:

Name	Consideration Exchanged	Number of Common Shares Issued
Joseph G. Anastasi	25,000 options and $26,667 debt	116,894
George W. Benoit (1)(2)(4)	600,000 options	479,887
Maureen Benoit (1)	3,007,903 options and $515,000 debt	2,656,326
George W. Benoit, Jr. (2)	49,600 shares of preferred stock	496,000
Kevin J. Benoit (2)(3)	59,400 shares of preferred stock, 514,277 options and $56,667 debt	712,750
Frank Ciolli (3)	1,542,833 options and $181,625 debt	377,324
Anthony S. Conigliaro	1,314,277 warrants and options and $56,667 debt	1,857,538
Charles W. Currie	25,000 options and $26,667 debt	112,639
David W. Dube	100,000 options	72,117
Grace C. Linblom (3)	2,081,550 options and $250,000 debt	545,167
Anne B. Mullen (2)	22,913 shares of preferred stock	228,930
Michael Mullen (4)	8,000 shares of preferred stock	80,000
Nancy C. Zucco (2)	43,003 shares of preferred stock	430,230

Total		8,165,802	(5)

(1)	Maureen Benoit is George W. Benoit’s wife.

(2)	This person is an adult child of George W. Benoit.

(3)	This person was a holder of 10% or more of our common stock at the time of the agreement.

(4)	Mr. Mullen is George W. Benoit’s son-in-law.

(5)	Barry Feiner, CNE Group, Inc.’s corporate council at the time of the transaction, received 1,041,807 shares for consideration of deferred payment. Including Mr. Feiner’s share, the total amount of shares issued is 9,207,609.

We issued all of our common stock in the transactions referred to in the foregoing table pursuant to the exemptions from the registration provisions of the securities Act of 1933 provided by Sections 3(a)(9) and 4(2) thereof.

DISCONTINUED OPERATIONS

CNE used to hold SRC and US Commlink as operating subsidiaries. As part of the “change in control” transaction described above, we sold these operating subsidiaries and related patents to the Company’s former principals in exchange for a cancellation of debt, options, warrants and stock. SRC, also a holding company, is the parent of Connectivity and ECI. These companies, which we acquired on April 23, 2003, market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government agencies as well as other vertical markets located throughout the United States. Upon completion of the recapitalization transaction, we discontinued the operations of our wholly owned subsidiary CareerEngine, Inc. due to the fact that it had no revenue and required ongoing operating expenses.

2003 ACQUISITION OF ALL OF THE OUTSTANDING STOCK OF SRC AND ECI – DESCRIPTIVE HISTORY

On April 23, 2003 we issued (i) 899,971 shares of our common stock, (ii) 1,697,966 shares of our non-voting Series A Preferred Stock and an equal number of ten year Class A Warrants, (iii) 4,400 shares of our Series B Preferred Stock, and (iv) 9,735,875 shares of our non-voting Series C Preferred Stock and a like number of ten year Class C Warrants, for 100% ownership of SRC, US Commlink and ECI. In addition, ECI’s sellers retained certain of ECI’s trade receivables aggregating approximately $100,000. We also acquired a patent related to the operation of ECI’s business in exchange for notes aggregating $2,000,000 bearing 8% interest. The consolidated financial statements include the operating results of US Commlink, and those of SRC and ECI from the date of their acquisition. The details of such transactions are set forth below.

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

We issued to the other former common stockholders of SRC, including Mr. Reid, an aggregate of 899,976 shares of its Common Stock, 1,697,966 shares of our non-voting Series A Preferred Stock and a like number of ten year non-detachable Class A Warrants, each to purchase one share of our Common Stock at $1.00 per share. The Class A Warrants is not exercisable or detachable from the Series A Preferred Stock prior to 66 months after their issuance.

On January 10, 2006, as part of the a litigation settlement with Messrs. Reid and Gutowski and Mrs. Gutowski, they agreed to exchange all of their Class AA, Class A and Class C Preferred Stock, and all of their 1,550,000 incentive stock options for 850,000 shares of our common stock if the exchange is made on or prior to May 9, 2006, 950,000 shares if the exchange is made on or prior to June 9, 2006, or 1,050,000 shares if the exchange is made on or prior to July 9, 2006.

We issued an aggregate of 4,400 shares of our Series B Preferred Stock to the former holders of the SRC Series B Preferred Stock.

ECI

On April 23, 2003, the Company issued to Gary L. Eichsteadt and Thomas Sullivan, the former stockholders of ECI, an aggregate of 4,867,938 shares of its Series C Preferred Stock and a like number of Class C Warrants. In addition, Messrs. Eichsteadt and Sullivan retained certain of ECI’s trade receivables aggregating approximately $100,000. We also acquired a patent (“ECI Patent) related to the operation of ECI’s business from Mr. Eichsteadt for notes in the aggregate principal amount of $2,000,000, bearing interest at the annual rate of 8%, payable quarterly, and due on October 31, 2008. Mr. Sullivan remained an executive officer ECI. On July 31, 2003, we transferred all the stock of ECI to SRC and ECI became a wholly-owned subsidiary of SRC. In addition, in 2003 we transferred our title to the ECI Patent to SRC. In 2004 we transferred title back to us as collateral for certain or our 24% secured notes.

On May 19, 2003, Mr. Eichsteadt assigned $1,500,000 of the aforementioned 8% notes equally to Mr. Sullivan, Mr. Gutowski and Mrs. Gutowski. On August 31, 2003, Mr. and Mrs. Gutowski converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company’s Series AA Preferred Stock and on June 18, 2004 Messrs, Eichsteadt and Sullivan also converted their note into 1,000,000 shares of the Company’s Series AA Preferred Stock. As noted above, Mr. Gutowski and Mrs. Gutowski’s Series AA Preferred Stock are subject to an exchange agreement for common stock.

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

	ECI	SRC	Total
Tangible assets	$588,492	$292,979	$857,593
Patents	1,379,789	170,820	1,550,609
Goodwill	2,766,233	4,519,661	7,285,894
Liabilities	(2,144,771)	(857,033)	(3,001,804)

Net asset value	$2,589,743	$4,126,427	$6,692,292

There were no relationships between us or any of our affiliates and any of the sellers of the assets we acquired prior to the acquisition transactions.

MANAGEMENT

The Company has brought together a team of management and professionals with a balance of experience in the fields plantation management, corporate finance, corporate management and governance, marketing and sales, law, accounting and international marketing. The team includes directors and advisors (Hans Karundeng and Rudolph Karundeng) who are both members of the Company team and senior management of Arrow Pacific.

Chairman - Rudolph Karundeng

Mr. Karundeng, 26, has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

Since receiving his degree in Economics from UCLA, Rudolph Karundeng has been Director in numerous corporations throughout the world including Golden Summit Inc. a small-cap company lender and loan facilitator, Du is Motier International Corporation, a Note Structure Developer as well as a bank loan facilitation consultant. During his tenure as a Director for these companies he has been involved in facilitating the loans for 25 Clients, which had a loan range from $100 Million to $1.8 Billion for various projects including mining, manufacturing, and marketing.

Mr. Karundeng is intimately involved with all the processes, equipment, and day to day operations of each project in order to better help in cost and budget analysis for each project. Through his family’s earlier background of mining and forestry he has developed a strong base of knowledge for the day-to-day operations as well as development, marketing and all forms of operations for coal mining, oil refining, gas mining, and forestry. Another product of his tenure as Director of these companies is Mr. Karundeng’s has developed his knowledge in Note Structures as well as the laws that pertain to them in many areas of the world including but not limited to United States, Europe, China, Singapore, and Indonesia. He has facilitated the sale, usage, and the acquisition of Notes throughout the world utilizing his many banking relationships throughout the world to assist companies in moving a project forward.

CEO-President and Director - Peter J. Frugone

In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, 56, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management.

In 1991, Mr. Frugone founded, and has since acted as the Managing Director of, Empire Advisory LLC (formerly Electra Capital Corporation), and a boutique consulting and investment bank specializing in small and medium sized transactions ($1 million to $10 million). Empire has provided financial consulting and investing banking services to over 300 clients, which has resulted in the completion of more than 100 debt and equity placements with a total value of $250 million.

From 1972 until 1989 Mr. Frugone was the CEO of Citadel Construction and Financial Corporations. He started Citadel as a small home improvement company and expanded to all phases of general construction, project management, and real estate development with 1988 annual sales of $25 million. During that period Citadel completed development projects of $105 million and construction projects of over $400 million. Mr. Frugone started his career as an executive trainee with Marine Midland Bank in 1967, rising to the position of Corporate Trust Officer in charge of bond and coupon auditing. From 1969 to 1971 Mr. Frugone was a “baby bond” trader for Merrill Lynch Pierce Fenner and Smith, then with Loeb Rhodes and Company and with Pershing and Company.

Director - John E. McConnaughy, Jr.

John E. McConnaughy, Jr., 76, is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company he founded in 1985. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992.

At the start of his tenure with Peabody International Corp., the Company had sales of $23 million. During the next 11 years, he built sales to $85 million and ranked 8th of the Fortune 500 Companies in growth of earnings per share. He was named outstanding Chief Executive Officer for the Environmental Control industry for the years 1975, 1976 and 1978 by Financial World magazine.

Prior to joining Peabody in 1969, Mr. McConnaughy served as Vice President of European Consumer Products with the Singer Company. He was responsible for operations in 16 countries and sales of $400 million. He had previously been President of the Singer Company of Canada, Limited. Earlier, he held management positions at Westinghouse Electric Corp. in its consumer group and portable appliance divisions.

Mr. McConnaughy served on the board of Fortune Natural Resources Corporation from 2000 through January 30, 2004. On June 1, 2004, Fortune filed from protection under Chapter 11 of the Federal Bankruptcy law in the United States Bankruptcy Court for the Eastern District of Louisiana, Case No. 04-14112. The case is still pending.

A graduate of Denison University with a B.A. in Economics, Mr. McConnaughy earned his M.B.A. in Marketing and Finance at Harvard’s Graduate School of Business Administration.

Mr. McConnaughy has been a Director of Oxigene, Inc., Varsity Brands, Inc., Texstar Corporation, MAI Corporation, Pets Choice Ltd., Akzona Corp., First Bank Corp. (New Haven), Beringer Co., Inc., the Pullman Co., Moore McCormack Resources, Peabody International Corp., DeVlieg Bullard, Inc., Mego Financial Corp., Trasact International, Inc. and RateXchange, who changed their name to MCF Corporation. Mr. McConnaughy currently serves on the boards of five other public companies (Wave Systems, Inc., Allis-Chalmers Energy Inc., Overhill Farms inc., Consumer Portfolio Services, Inc., Levcor International, Inc.)

He is Chairman of the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman Emeritus of the Harlem School of the Arts.

Director - John W. Allen

John W. Allen, 67, is Chairman and CEO of Spring Investment Corporation an international investment firm based in New York City. He is also Chairman and CEO of Greater China Corporation, a U.S. public company with operations in Hong Kong and China. He was a co-founder of Turtlesnap Ventures, Inc. a company which identifies promising technology opportunities through its “Global Trends in Technology” Symposia.

Mr. Allen serves as a Director, Advisor or Trustee of the following non-profit organizations: AIESEC Yale (formerly Chairman of the Board of AIESEC, U.S.), the Maryland Information Technology Center (MITC), George Soros’ International Science Foundation (previously, Trustee of the Soros Open Society Institute) and the Chinese Cultural Foundation.

Mr. Allen has well-established relationships at senior levels in corporate, financial, technical and government organizations worldwide. Over the past 30 years he has been instrumental in starting, building and financing more than 50 companies in global markets. He has participated in numerous conferences as chairman or speaker on international capital markets, private equity, venture capital, education and philanthropy.

After receiving his BA from Yale University, he attended law school and received his MBA from Harvard Business School. He assisted Professor George Cabot Lodge in developing case materials for Harvard Business School in Central America. Mr. Allen began his financial career with the Bank of Boston where he eventually ran the international investment subsidiary of the Bank, Boston Overseas Financial Corporation. This entity held direct investments in more than 30 countries. He was instrumental in starting eight new financial service companies in Asia, Europe and Latin America. Several grew into multi-billion dollar enterprises, including one, in Japan, with more than $20 billion in assets.

He left Boston to join Schroder Bank and Trust Company as Assistant to James D. Wolfensohn (recently President of the World Bank Group). At Schroder he was responsible for various international money market, and investment banking activities.

He initiated a new leasing company in Brazil, managed the successful acquisition of a NYSE listed company, and helped start a money market advisory firm which today manages more than $30 billion.

Mr. Allen left Schroder to become President of the International Securities Exchange Corporation, an organization designed to link investment companies around the world to provide research and trading capabilities for global investors. Upon the death of ISEC’s Chairman, Mr. Allen liquidated his shares and formed Spring Investment Corporation, a family-owned company through which he conducts his on-going investment activities.

Senior Advisor - Hans Karundeng

Mr. Hans Karundeng, 55, has been involved in a wide variety of business ventures throughout his life. His first operation was owning and operating a Bakery which supplied bread to the city as well as neighboring cities and to this day is still well known throughout Java, Indonesia. After selling his shares in the business, he became involved in Timber and timber related products with the company that has now become one of the largest paper and paper related products manufacturer and supplier in the world, Asian Pulp and Paper. Mr. Karundeng during this time, opened a company named P.T. Akal Rasa, which helped develop low-income housing for an underdeveloped area in Indonesia.

Mr. Karundeng then moved on and started a mid cap firm that built, maintained and sold real estate. A by-product of this company was starting a Corporation Consultant company with a large Engineering consultant arm which later became the 4th largest in Indonesia. During the time of this company, Mr. Hans Karundeng acquired the licensing right to repair and maintain the turbines for select Oil companies in Indonesia, PLN (Electric company of Indonesia) and Telkom (Tele-Communication company of Indonesia). Diversifying his portfolio he went into Small saving and Loans, owning shares in a number of these facilities.

Mr. Karundeng has diversified his operations to include Sulfur Mining, Orange Plantation, Shrimp Farming and Sand mining, as well as owning and operating an Air Cargo company specializing in exporting Seafood to Japan and Hong Kong. During this period he also had shares in a company that maintained 300,000 Ha of Kasava for animal feed for exportation.

During the time of the expansion of his holdings, Mr. Karundeng also went into larger dealings on the international level. Helped obtain large quantities of Rice Donations to the Indonesian government from Thailand and Vietnam, and paved the way for larger loan from the World Bank for Indonesia to help the underdeveloped areas of Indonesia.

After leaving Indonesia he became involved in the opening of the Indonesian Exim Bank in NY, where he first started his international consultancy firm, which helped his numerous clients achieve the level of competence in order to receive bank loans either through corporate restructuring, cost analysis, or note structuring.

Item 7.	Financial Statements.

Our financial statements to be filed hereunder follow, beginning with page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and any of its independent auditors, ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP, WHEELER. HERMAN, HOPKINS & LAGOR, P.A. or KBL EISNER LLP.

Item 8A.	Controls and Procedures

Management, including the Company’s Chief Executive Officer and Principle Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, and until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.

Name	Age	Position	Director Since
Peter J. Frugone	56	Director, Chief Executive Officer and Principal Accounting Officer	2005

Rudolph Karundeng	26	Chairman	2005

John E. McConnaughy, Jr.	76	Director	2005

John W. Allen	67	Director	2005

BUSINESS EXPERIENCE

PETER J. FRUGONE. In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management.

RUDOLPH KARUNDENG. Mr. Karundeng has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

JOHN E. MCCONNAUGHY. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992. Prior to joining Peabody in 1969, Mr. McConnaughy served as Vice President of European Consumer Products with the Singer Company. He was responsible for operations in 16 countries and sales of $400 million. He had previously been President of the Singer Company of Canada, Limited. Earlier, he held management positions at Westinghouse Electric Corp. in its consumer group and portable appliance divisions.

JOHN W. ALLEN. Mr. Allen is Chairman and CEO of Spring Investment Corporation an international investment firm based in New York City. He is also Chairman and CEO of Greater China Corporation, a U.S. public company with operations in Hong Kong and China. He was a co-founder of Turtlesnap Ventures, Inc. a company which identifies promising technology opportunities through its “Global Trends in Technology” Symposia.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. McConnaughy is an “audit committee financial expert” (as defined in Item 401(e)(2) of Regulation S-B). Mr. McConnaughy is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance With Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2005, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

Code of Ethics

The Company has adopted a written Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and any persons performing similar functions. The Company will provide a copy of its Code of Ethics to any person without charge upon written request addressed to Arrow Resources Development, Inc. 152 W. 57th Street, 27th Floor, New York, NY 10019, Attention: Shareholder Relations.

Item 10.	Executive Compensation.

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held in the second quarter of 2006.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held in the second quarter of 2006.

Item 12.	Certain Relationships and Related Transactions.

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders to be held in the second quarter of 2006.

Item 13.	Exhibits.

The Company hereby furnishes the exhibits listed on the attached exhibit index. Exhibits, which are incorporated herein by reference, may be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Washington, D.C. 20549. Copies of such material may be obtained by mail from the Public Reference Section of the SEC at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at the address http://www.sec.gov.

Item 14.	Principal Accountant fees and Services.

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Dated:	March 16, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated:	March 16, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PETER J. FRUGONE Peter J. Frugone	President and Chief Executive Officer and Director (principal executive officer)	March 16, 2006

/S/ PETER J. FRUGONE Peter J. Frugone	Principal Accounting Officer (principal financial and accounting officer)	March 16, 2006

/S/ RUDOLPH KARUNDENG Rudolph Karundeng	Chairman of the Board	March 16, 2006

/S/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 16, 2006

/S/ JOHN W. ALLEN John W. Allen	Director	March 16, 2006

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD FROM

NOVEMBER 15, 2005

TO

DECEMBER 31, 2005

Registered Independent Auditors’ Report

To the Board of Directors and Stockholders

Arrow Resources Development, Inc. and Subsidiaries

New York, New York

We have audited the accompanying balance sheet of Arrow Resources Development, Inc. and Subsidiaries (“the Company”) as of December 31, 2005, and the related statements of operations, cash flows, and changes in stockholders’ equity, for the period from November 15, 2005 to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the period from November 15, 2005 to December 31, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

Certified Public Accountants

March 10, 2006

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2005

ASSETS
Current:
Cash	$3,084

Total current assets	3,084

Amortizable intangible asset
Marketing and distribution agreement	125,000,000

Total assets	$125,003,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $844,212 due to shareholders)	$1,482,877
Due to related parties	1,332,764
Note payable, including accrued interest of $20,000	220,000

Total liabilities	3,035,641

Commitments and contingencies	—
STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,244 issued and outstanding	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—
Additional paid-in capital	123,233,206
Accumulated deficit	(1,272,258)

Total stockholders’ equity	121,967,443

Total liabilities and stockholders’ equity	$125,003,084

See registered independent auditors’ report and accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

Consolidated Statement of Operations

For the Period from November 15, 2005 to December 31, 2005

Revenue	$—
Operating expenses:
Consulting fees and services, including $939,401 incurred to related parties	1,022,087
General and administrative	919

Total operating expenses	1,023,006

Loss from operations	(1,023,006)

Other expense
Expenses incurred as part of recapitalization transaction (Note 3)	249,252

Total other expense	249,252

Net loss	$(1,272,258)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.003)

Weighted-average number of shares of common stock outstanding	423,841,112

See registered independent auditors’ report and accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from November 15, 2005 to December 31, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967		125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005				(1,272,258)	(1,272,258)

Balance at December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443

See registered independent auditors’ report and accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Period from November 15, 2005 to December 31, 2005

Net loss	$(1,272,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	1,264,217
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	246,316

Net cash provided by operating activities	238,275

Cash flows from financing activities:
Cash acquired as part of merger transaction	39,576
Decrease in due to related party attributed to operating expenses paid on the Company’s behalf by the related party	(324,767)
Advances from senior advisor	50,000

Net cash used in financing activities	(235,191)

Net change in cash since merger	3,084
Cash balance at November 14, 2005	—

Cash balance at December 31, 2005	$3,084

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—
Interest expense	$—
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$125,000,000

Settlement of senior note payable through issuance of convertible preferred stock	$125,000,000

Non-cash acquisition of accrued expenses in recapitalization	$421,041

Non-cash acquisition of notes payable in recapitalization	$220,000

See registered independent auditors’ report and accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.”) the Company’s wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource products and currently has an exclusive marketing and distribution agreement with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”) to market lumber and related products from land leased by Arrow PNG’s timber subsidiaries in Papua, New Guinea. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

As of December 31, 2005, the Company also had a wholly-owned subsidiary, Career Engine, Inc. (“Career Engine”) for which operations were discontinued prior to the recapitalization transaction. The net assets of Career Engine had no value as of December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income taxes:

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company’s net deferred tax asset, due to uncertainty of realization.

Segment information:

The Company operates in one segment.

Fair value of financial instruments:

For financial statement instruments including cash, accounts and accrued expenses payable, and amounts due to Empire Advisory, LLC (as discussed in Notes 6 and 7), the carrying amounts approximated fair value because of their short maturity.

Use of estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting basis:

The Company uses the accrual basis of accounting for financial statement reporting. Accordingly revenues are recognized when services are rendered and expenses realized when the obligation is incurred.

Loss per share:

The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, “Earning per share” (“SFAS No. 128”). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2005. As of December 31, 2005, there are no dilutive equity instruments outstanding.

Acquired intangibles:

Intangible assets are comprised of an exclusive sales and marketing agreement. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

The sales and marketing agreement will be amortized over 99 years, utilizing the straight-line method. Amortization expense has not been recorded since the acquisition occurred as the company has not yet made any sales.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from November 15, 2005 to December 31, 2005, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of APB No. 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends APB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued):

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

NOTE 3 – AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”) under which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to the Company, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company by Empire Advisory, LLC. Under the Agreement, the Company became the surviving entity. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

The transaction was consummated upon the issuance of the Preferred Stock on November 14, 2005, which was used to settle the senior secured note payable for $125 million and $1,161,000 of cash advances from Empire. The Preferred Stock was subsequently converted to common stock on December 2, 2005, for a total of approximately 649 million shares of common stock outstanding. This was recorded as a change of control transaction that was accounted for as a recapitalization of CNE.

The operations of the Company’s wholly-owned subsidiary, Career Engine, Inc. were discontinued prior to the recapitalization transaction. The net assets of Career Engine had no value as of December 31, 2005.

During the period from November 15, 2005 to December 31, 2005, the Company incurred $249,252 of expenses incurred as part of recapitalization transaction.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$1,136,280
Differences resulting from use of cash basis for tax purposes	—

Total deferred tax assets	1,136,280
Less valuation allowance	(1,136,280)

Net deferred tax assets	$—

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $3,342,000 which expires through 2025. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. The deferred tax asset includes net losses of approximately $2,070,000 for the natural resources exploitation business for the period prior to November 15, 2005, and approximately $1,272,000 of net losses from the period from November 15, 2005 to December 31, 2005.

Net operating losses carried forward from the period prior to the recapitalization generated from discontinued operations of CNE are not available to the Company, as the Company has exited the relevant business activities.

NOTE 5 – NOTES PAYABLE

As of December 31, 2005, the Company had notes payable outstanding as follows:

Holder	Terms	Balance
Barry Blank	Due on demand, 10% interest	$200,000
Accrued interest		20,000

Total		$220,000

As of November 15, 2005, the Company had a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

As discussed in Note 1, in August 2005, the Company executed a marketing and distribution agreement with Arrow PNG. This agreement was valued at fair value as determined based on an independent appraisal, which approximates the market value of 96% of the CNE public stock issued in settlement of the note.

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement was taken during the period from November 15, 2005 to December 31, 2005, as the relevant operations had not yet commenced. Operations are expected to commence no later than the second quarter of 2006.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire Advisory, LLC (“Empire”) under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for rent, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction. In addition, the Board authorized a one-time payment of $500,000 to Empire upon closing the transaction.

As of December 31, 2005, the Company had short-term borrowings of $1,282,764 due to Empire, consisting of working capital raised by Empire on behalf of the Company. In addition the Company received a $50,000 advance from Hans Karundeng. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire was the holder of the $125 million senior secured note payable.

Consulting fees and services charged in the Statement of Operations for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $698,834.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”)

Consulting fees and services charged in the Statement of Operations for the period from November 15, 2005 to December 31, 2005 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $240,567. In addition, as of December 31, 2005 the Company owed them a total of $844,212. These agreements are discussed in detail in Note 10.

NOTE 8 – STOCKHOLDER’S EQUITY

Arrow Resources Development, Ltd. was incorporated in May 2005 as a Bermuda corporation. Upon incorporation, 1,200,000 shares of $.01 par value common stock were authorized and issued to CNE.

On November 14, 2005, the Company increased its authorized shares to 1 billion and reduced the par value of its common stock to $0.00001 per share, resulting in a common stock conversion rate of 1 to 62.4.

On November 14, 2005, the Company completed a reverse merger with CNE Group, Inc. by acquiring 96% of the outstanding shares of CNE’s common stock in the form of convertible preferred stock issued in settlement of the senior note payable.

During the year, CNE divested or discontinued all of its subsidiaries in preparation for the reverse merger transaction. Accordingly, the results of operations for the divested or discontinued subsidiaries are not included in the consolidated results presented herein. In conjunction with the divestitures, CNE repurchased and retired all preferred stock and made certain payments to related parties.

In conjunction with the reverse merger transaction, the Company retired 1,238,656 shares of Treasury Stock.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,272,258 for the period from November 15, 2005 to December 31, 2005. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 – COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”)

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to the Company’s cash flow.

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement is five years. Rudolph Karundeng is a son of Hans Karundeng.

During the period from November 15, 2005 to December 31, 2005, the Company made no cash payments to Hans Karundeng and Rudy Karundeng under the agreements.

[2] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire Advisory, LLC (“Empire”) under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for reimbursable expenses, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction.

During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under the agreement.

[3] Litigation

The Company has no current pending litigation.

See registered independent auditors’ report.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS AND OTHER MATTERS (CONTINUED)

[4] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending December 31,	Amounts
2006	$3,704,167
2007	3,980,208
2008	4,325,260
2009	4,756,575
2010	4,024,154

$20,790,364

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 – SUBSEQUENT EVENT

On March 10, 2006 the Board of Directors approved the formation of Good Faith Holdings, Ltd., a Bermuda registered company.

See registered independent auditors’ report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CNE Group, Inc.

We have audited the accompanying balance sheet of CNE Group, Inc. and Subsidiaries as of November 14, 2005 and December 31, 2004, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the period from January 1, 2005 to November 14, 2005 and for the year ended December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNE Group, Inc. and Subsidiaries as of November 14, 2005 and December 31, 2005, and the results of its operations and its cash flows for the period from January 1, 2005 to November 14, 2005 and for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced substantial losses and sustained net operating cash outflows from continuing operations and anticipates that such conditions will continue into fiscal year 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WHEELER, HERMAN, HOPKINS & LAGOR, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

Tampa, Florida

March 08, 2006

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	November 14, 2005	December 31, 2004
ASSETS
Current:
Cash and equivalents	$39,576	$84,408
Accounts receivable, net of allowance for doubtful accounts of $51,000 at December 31, 2004	—	172,010
Inventory	—	260,487
Other current assets	—	8,273

Total current assets	39,576	525,178
Fixed assets, net	—	394,509
Intellectual property rights, net	—	1,361,948
Goodwill	—	7,285,894
Marketing & distribution agreement	125,000,000	—
Prepaid expenses and other assets	—	21,265

Total assets	$125,039,576	$9,588,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts payable and accrued expenses	$1,236,561	$1,476,124
Interest payable	—	128,050
Short-term credit arrangements	—	191,395
Line of credit	—	19,199
Current portion of notes payable	—	17,243
Due to related party	1,607,531	—
Notes and debenture payable	—	850,000
10% subordinated notes payable	—	966,710
Senior secured note payable to related party	124,649,990	—
Other notes payable	—	23,330
Note payable, including accrued interest of $20,000	220,000	—

Total current liabilities	127,714,082	3,672,051
Notes payable, net of current portion	—	22,059
Deferred grant revenue	—	300,000

Total liabilities	127,714,082	3,994,110
Commitments and contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock (Note K)	255	121
Preferred stock (Note J)	—	134
Paid-in surplus	35,306,378	29,919,185
Accumulated deficit	(35,108,039)	(21,451,656)

	198,594	8,467,784
Less treasury stock, at cost – 1,238,656 shares	(2,873,100)	(2,873,100)

Total stockholders’ (deficit) equity	(2,674,506)	5,594,684
Total liabilities and stockholder’s equity	$125,039,576	$9,588,794

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Period From January 1, 2005 to November 14, 2005	For the Year Ended December 31, 2004
Revenues:
Product sales	$—	$1,884,751
Service fee income	—	686,647
Internet related income	—	104,588

	—	2,675,986
Cost of goods sold	—	1,553,749

Gross profit	—	1,122,237
Other expenses:
Advertising	—	35,522
Compensation and related costs	4,017,235	1,081,175
Organizational costs	36,860	—
General and administrative	2,295,082	1,446,671
Product development	—	183,319
Depreciation and amortization	—	196,491

	6,349,177	2,943,177
Loss from continuing operations before other income and (expenses)	(6,349,177)	(1,820,940)
Amortization of debt discount	—	(199,710)
Write off assets	(17,518)	—
Interest expense	—	(316,051)
Other income/expense	(110,790)	—
Gain on debt settlements	(91,253)	—
Interest income	—	3,006

Loss from continuing operations	(6,568,738)	(2,333,695)
Discontinued operations:
Loss from discontinued operations	(7,087,645)	—

Net loss	$(13,656,383)	$(2,333,695)

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations, continued

	For the Period From January 1, 2005 to November 14, 2005	For the Year Ended December 31, 2004
Income (loss) per common share:
Basic:
Loss from continuing operations	$(0.49)	$(0.22)
Loss from discontinued operations	(0.53)	—

Net loss	$(1.02)	$(0.22)

Diluted:
Loss from continuing operations	$(0.49)	$(0.22)
Loss from discontinued operations	(0.53)	—

Net loss	$(1.02)	$(0.22)

Weighted average number of common shares outstanding:
Basic	13,415,141	10,545,082
Diluted	13,415,141	10,545,082

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Preferred Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Surplus	Accumulated Deficit	Shares	Amount	Total
Balance at January 1, 2004	10,129,571	$101	12,438,241	$124	$28,258,215	$(19,117,961)	1,238,656	$(2,873,100)	$6,267,379

Sale of common stock for cash	1,750,000	18			570,982				571,000
Conversion of $1,000,000 8% Promissory Notes to equity			1,000,000	10	999,990				1,000,000
Common stock issued for services, at market value	150,000	2			49,998				50,000
Capital contributions by an officer and employee in the form of interest forgiveness					40,000				40,000
Net loss						(2,333,695)			(2,333,695)

Balance at December 31, 2004	12,029,571	$121	13,438,241	$134	$29,919,185	$(21,451,656)	1,238,656	$(2,873,100)	$5,594,684

Preferred stock issued for cash			1,145,000	11	228,989				229,000
Common stock issued to retire preferred stock and warrants	5,089,150	51	(8,710,903)	(87)	1,223,999				1,223,963
Restricted stock issued for services	673,277	7			205,502				205,509
Common stock issued to repurchase and retire debt	2,837,533	28			1,220,111				1,220,139
Repurchase of preferred stock			(4,400)	(0)	(20,000)				(20,000)
Common stock issued for cash	333,333	3			49,997				50,000
Common stock issued to repurchase options and warrants	6,275,772	62			2,698,520				2,698,582
Preferred stock issued in divestiture			(5,867,938)	(58)	58				—
Common shares to be issued	(456,740)	(5)			(219,995)				(220,000)
Net loss		(12)			12	(13,656,383)			(13,656,383)

Balance at November 14, 2005	26,781,896	$255	—	$—	$35,306,378	$(35,108,039)	1,238,656	$(2,873,100)	$(2,674,506)

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Period From January 1, 2005 to November 14, 2005	For the Year Ended December 31, 2004
Cash flows provided by (used in) operating activities:
Loss from continuing operations	$(13,656,383)	$(2,333,695)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	114,816	196,491
Issuance of common stock for services	3,897,791	50,000
Gain on debt settlement	(91,253)	—
Provision for doubtful accounts	15,000	(500)
Amortization of debt discount	33,290	199,710
Changes in:
Accounts receivable	157,010	35,848
Inventory	260,487	(13,768)
Prepaid expenses and other assets	79,346	17,263
Accounts payable, accrued expenses and other liabilities	(708,402)	652,059
Deferred revenue	—	(23,620)

Cash used in continuing operations	(9,898,298)	(1,220,212)
Cash provided by discontinued operations	8,529,185	—

Net cash provided by (used in) operating activities	(1,369,113)	(1,220,212)
Cash flows from investing activities:
Purchase of furniture and equipment	(35,406)	(30,224)

Net cash used in investing activities	(35,406)	(30,224)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	50,000	571,000
Proceeds from issuance of Preferred Stock	220,000	—
Proceeds from short-term credit arrangements	(191,396)	—
Due to related party	1,281,083	—
Proceeds from issuance of notes payable	—	750,000
Principal repayments on notes payable and line of credit	—	(446,988)

Net cash provided by (used in) financing activities	1,359,687	874,012

Decrease in cash and cash equivalents	(44,832)	(376,424)
Cash and cash equivalents at beginning of period	84,408	460,832

Cash and cash equivalents at end of period	$39,576	$84,408

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

	For the Period From January 1, 2005 to November 14, 2005	For the Year Ended December 31, 2004
Supplemental disclosures of cash flow information related to continuing operations:
Cash paid during the period for:
Interest	$16,666	$171,341

Income taxes	$—	$—

Non-cash investing and financing activities relating to the conversion of certain notes and debentures, sale of common stock, and capital contributions of significant stockholders, and directors and officers:

Interest payable	$—	$40,000

8% notes payable	$—	$1,000,000

Issuance of preferred stock	$—	$(10)

Paid in surplus	$—	$(1,039,990)

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE A - THE COMPANY

Business

CNE Group, Inc. (the “Company” or “CNE”) is a holding company whose primary operating Subsidiaries, before divestitures, were SRC Technologies, Inc. (“SRC”) and U.S. Commlink, Ltd. (“USCL”). SRC, also a holding company, is the parent of Connectivity, Inc. (“Connectivity”) and Econo-Comm, Inc. (d/b/a Mobile Communications) (“ECI”). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. The Company had intellectual property rights to certain key elements of these products - specifically, certain communication, data entry and telemetry devices. During the period from January 1, 2005 to November 14, 2005, the Company divested all active subsidiaries (except Arrow) and repurchased and retired all debt and preferred stock in preparation for the recapitalization and subsequent merger with Arrow on November 14, 2005. The consolidated financial statements show the position and results of CNE immediately prior to the recapitalization.

The Company has another inactive subsidiary, CareerEngine, Inc., which was engaged in the business of e-recruiting. This segment is not significant to the operations of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2005 and 2004 financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, and at November 14, 2005 had a working capital and stockholders’ deficiency. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. At November 14, 2005 management believes that the working capital deficit, losses and negative cash flow will ultimately be improved by the subsequent recapitalization with Arrow. The Company had been notified that, subject to the procedural requirements of the American Stock Exchange, its stock could be de-listed. There is no assurance that the Company can obtain additional financing or achieve profitable operations or generate positive cash flow. The 2005 and 2004 financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going concern uncertainty.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE A - THE COMPANY (CONTINUED)

Corporate Matters

Ms. Gutowski, and Messrs. Gutowski and Reid, resigned from the Board of Directors of the Company on June 28, 2004 and January 11, 2005, respectively. They were terminated as officers of the Company on September 7, 2004. Anthony S. Conigliaro, Vice President and Chief Financial Officer of the Company, was appointed to the Board of Directors on June 18, 2004. Gary L Eichsteadt, an employee of the Company and a substantial holder of the Company’s Series AA and Series C Preferred Stock, was appointed to the Company’s Board of Directors on January 11, 2005.

On January 10, 2005, as part of the settlement of a litigation with the Company, Messrs. Reid and Gutowski and Ms. Gutowski agreed to exchange all of their Class AA, Class A and Class C Preferred Stock, and all of their 1,550,000 incentive stock options for 850,000 shares of the Company’s common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

On November 14, 2005, the Company’s Board of Directors approved a recapitalization transaction with its subsidiary, Arrow, wherein a Senior Secured Note Payable by the Company to Arrow would be repaid by the transfer of 624 million (96%) shares of the Company’s common stock to the shareholders of Arrow. Following the closing of this transaction, all of the Company’s Directors and Officers resigned and were replaced by designees of Arrow.

Private Financings

1. On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company’s common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company’s common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full. In April 2005, the Company will notify the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an additional of 1,122,100 shares of the Company’s common stock at approximately $0.40 per share.

2. On January 21, 2004, a secured factoring arrangement with an individual, which amounted to $300,000 at December 31, 2003, was restructured into a $300,000 unsecured Note Payable due February 10, 2005. The individual was also issued Class BB Warrants to purchase 150,000 shares of the Company’s common stock at $0.50 per share. The Company is currently negotiating new terms with regard to this note.

3. On February 10, 2004, the Company sold 1,750,000 shares of its Common Stock at $0.40 per share. The net proceeds of the transaction amounted to $571,000. The Company used the funds obtained from this financing primarily for working capital purposes.

4. On June 9, 2004, the two holders of the Company’s 8% Subordinated Promissory Notes, in the aggregate principal amount of $1,000,000, converted their notes into 1,000,000 shares of the Company’s Series AA 8% Cumulative Preferred Stock, par value $0.00001 per share (the “Series AA Preferred Stock”).

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE A - THE COMPANY (CONTINUED)

Private Financings (continued)

5. On June 10, 2004, as amended as of September 28, 2004, an officer and employee of a subsidiary relinquished all their rights to an aggregate 420,000 vested incentive stock options of the Company for 104 equal weekly cash payments, commencing December 1, 2004, aggregating $50,000. The individuals or their designee were also issued, in the aggregate, Warrants to purchase 235,000 shares of the Company’s common stock at $0.28 per share.

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

7. On June 24, 2004 the Company repaid, in full, one of its outstanding lines of credit amounting to approximately $146,000. On the same date the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the furniture and equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration of extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, the individual was issued Warrants to purchase 101,000 shares of the Company’s common stock at $0.28 per share.

8. As of July 1, 2004, the holders of 55% of the Company’s 10% subordinated notes agreed to defer $13,750 of interest due on such date to October 1, 2004 in consideration of the Company issuing to them 105,769 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.39 per share. The noteholders include two officers of the Company.

9. In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by the Company. On October 1, 2004, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 $5,867 to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share.

10. As of October 1, 2004, the holders of 75% of the Company’s 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 $13,750 to January 1, 2005 in consideration of the Company issuing to them 295,455 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. The noteholders include two officers of the Company.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE A - THE COMPANY (CONTINUED)

Private Financings (continued)

11. In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL’s anticipated participation in the “Cellular Call Box Upgrade and Maintenance Service” projects for numerous Service Authority for Freeway Emergencies (“SAFE”) programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount receivables financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, will secure the borrowings under this agreement.

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

13. As of January 1, 2004, the holders of 75% of the Company’s 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 $13,750 and October 1, 2004 $18,750 to April 1, 2005 in consideration of the Company issuing to them 384,375 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share. The noteholders include two officers of the Company.

14. On or about April 1, 2005, two individuals, both of whom are adult children of the Company’s Chief Executive Officer, purchased 545,000 shares of the Company’s Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the common stock and each share is automatically convertible into two shares of common stock when such conversion has been approved by the Company’s common stockholders. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

15. On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company’s Chief Executive Officer, purchased 500,000 shares of the Company’s Series G Preferred Stock at a price of $0.20 per share. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

The Company used the funds obtained from these financings primarily for working capital purposes as well as to pay certain ECI notes payable. The aforementioned financings were effected pursuant to the exemption from the registration provisions of the Securities Act of 1933 provided by Section 4(2) thereof.

During the period from January 1, 2005 through November 14, 2005, the Company issued shares of its common stock to settle all outstanding debt in preparation for the recapitalization transaction (see Note G).

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE A - THE COMPANY (CONTINUED)

Catastrophe on September 11, 2001

On September 11, 2001 the Company’s headquarters were located at Suite 2112 of Two World Trade Center in New York City. In April and September 2002, and in August 2003, the Company received government assistance grants aggregating $300,000. The grants had restrictions that could require their repayment, specifically if the Company had relocated a substantial portion of its operations outside of New York City before May 1, 2005. Until that date, when the restriction passed, the grants were classified as a liability of the Company.

American Stock Exchange Listing

On January 2, 2004 the Company received a notice dated December 31, 2003 from the American Stock Exchange Staff indicating that the Company had demonstrated compliance with the requirements necessary for continued listing on the American Stock Exchange.

On August 25, 2005 the Company’s common stock was suspended from trading on the American Stock Exchange and delisted on September 26, 2005. It now trades on the over the counter Bulletin Board.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

[1] Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries, Arrow Resources Development, Ltd. (“Arrow”), SRC Technologies, Inc. (“SRC”) and CareerEngine Network, Inc. (“CareerEngine Network”). All significant inter-company balances and transactions have been eliminated.

[2] Revenue recognition:

The Company’s continuing operations are in the development stage and have not generated revenues to date. The Company recognized revenues from subsequently discontinued operations relating to manufacturing, marketing and servicing its remote and cellular-based emergency response products from the sale of a product upon installation or delivery to the customer, depending on the terms of the underlying sales agreement. E-recruiting fees were earned on job placement advertisements and sponsorship advertisements on the Company’s website and were recognized over the period during which the advertisements are exhibited. Website construction fees were recognized ratably over the construction period. Monthly hosting and maintenance fees for such sites were recognized ratably over the period of the underlying contract.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[4] Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At November 14, 2005 cash equivalents consisted of zero. At December 31, 2004 cash equivalents consisted principally of an investment of approximately $42,000 in a money market account securing a letter of credit issued by the Company.

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

[6] Concentration of Credit Risk:

Financial instruments that subject the Company to risk of loss consist principally of accounts receivable, deposits with financial institutions. The Company grants credit terms to customers in the normal course of doing business. Credit risk with respect to trade receivables is considered minimal due to the Company’s diverse customer base throughout the United States and strict enforcement of its credit policies. The Company generally does not require security deposits or other collateral to support credit sales. The consolidated financial statements have been adjusted for anticipated losses thereon. Deposits held with banks may exceed the amount of insurance provided on such deposits.

The Company’s sales are made primarily to customers throughout the United States. Non-U.S. customers are required to pay in U.S. Dollars when the order is placed. There were no sales to non-U.S. customers for the period from January 1, 2005 to November 14, 2005. During the fiscal year ended December 31, 2004, only one customer, Motorola, Inc., accounted for ten percent (10%) or more of the Company’s sales, and credit losses were not significant.

[7] Inventory:

Inventory is stated at the lower of cost (determined by first-in, first-out method) or market. At December 31, 2004 the Company’s inventory consisted of the following:

Raw materials	$242,061
Work in progress	15,926
Finished goods	2,500

Total	$260,487

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[8] Income (loss) per share:

Basic and diluted net income (loss) per common share have been computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“BEPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted earnings per share (“DEPS”) is computed by dividing net income (loss) used in determining BEPS by the weighted average number of common shares outstanding during the period, plus the incremental shares, if any, that would have been outstanding upon the assumed exercise of certain dilutive stock options and warrants.

The reconciliation of shares used to calculate BEPS and DEPS (loss) per share consists of the following:

	2005	2004
Shares used in BEPS computations – weighted average shares outstanding	13,415,141	10,545,082
Net effect of dilutive common share equivalents	—	—
Shares used in DEPS computations	13,415,141	10,545,082

Common stock equivalents to purchase common stock of the Company that were outstanding at November 14, 2005 were zero. Common stock equivalents to purchase common stock of the Company that were outstanding at December 31, 2004 were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive. The anti-dilutive common stock equivalents for December 31, 2004 consisted primarily of incentive stock options, convertible debentures that are convertible into Common Stock of the Company at an approximate conversion price of $2.00 and warrants to purchase common stock of the Company at prices that range from $0.50 - $6.00.

During the period from January 1, 2005 through November 14, 2005, the Company issued shares of its common stock to settle all outstanding options and warrants in preparation for the recapitalization transaction (see Note G).

[9] Income taxes:

Deferred income taxes are measured by applying enacted statutory rates in effect at the balance sheet date to net operating loss carryforwards and to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets as of November 14, 2005 and December 31, 2004 were fully reserved since the likelihood of realization of future tax benefits cannot be established.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10] Financial instruments:

The Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s carrying value of cash, accounts receivable, inventory, accounts and accrued expenses payable, amounts due to related parties, short-term credit arrangements, lines of credit, notes payable, and subordinated debt approximates fair value because the instruments have a short-term maturity or because the applicable interest rates are comparable to current investing or borrowing rates of those instruments.

[11] Stock-based compensation:

As permitted under SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), the Company has elected to continue to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25 (FIN No. 44), in accounting for its stock-based employee compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company’s fixed stock options granted to employees when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, result in variable accounting in accordance with APB Opinion No. 25. Accordingly, compensation expense is measured in accordance with APB No. 25 and recognized over the vesting period. If the modified grant is fully vested, any additional compensation costs is recognized immediately. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

At December 31,2004, the Company had a stock-based employee compensation plan - the 2003 Plan. Two of Company’s Subsidiaries each had separate stock-based employee compensation plans. These Subsidiaries’ plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these plans rescinded all of their interests.

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

On January 21, 2004 (295,500) and September 12, 2004 (900,000) non-qualified stock options to purchase an aggregate 1,195,500 shares of our common stock were granted by the Board of Directors to certain independent contractors and outside directors of the Company. No options granted had been exercised as of December 31, 2004.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[11] Stock-based compensation (continued):

On June 10, 2004, as amended pursuant to an Agreement dated as of September 28, 2004, an officer and an employee of the Company entered into an Option Cancellation Agreement pertaining to 420,000 incentive stock options issued on January 21, 2004 relinquishing all rights and title to their award in consideration of 104 equal weekly cash payments aggregating $50,000.

On January 10, 2005, as part of the settlement of a litigation with the Company, Messrs. Reid (300,000) and Gutowski (775,000) and Ms. Gutowski (475,000) agreed to exchange all of their incentive stock options, as well as all of their Class AA and Class C Preferred Stock for 850,000 shares of the Company’s common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

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

[13] Advertising costs:

Advertising costs, which amounted to $35,522 for the year ended December 31, 2004, are expensed as incurred.

[14] Warranty Expense:

The Company generally warranted its products against defects for a period of one to three years. A provision for estimated future costs relating to warranties was recorded when products were shipped and revenue was recognized. At December 31, 2004, estimated future costs relating to warranties were $1,000.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[15] Intangible Assets and Goodwill:

In July 2001, the FASB issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets, other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets are carried at cost less accumulated amortization. Intellectual Property Rights acquired by the Company in the ECI business combination in April 2003 are being amortized on a straight-line basis over the shorter of the remaining lives of the patents when acquired or their estimated useful remaining lives, generally eleven to fourteen years. No goodwill impairment charge was recorded in 2004 in accordance with SFAS No. 142. The goodwill from the acquisition of the ECI business of $7,285,894 was written off to loss from discontinued operations during the divestiture of the ECI business in 2005.

Intangible assets include an exclusive sales and marketing agreement. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

The Arrow sales and marketing agreement will be amortized over 99 years, utilizing the straight-line method. Amortization expense has not been recorded since the acquisition occurred as Arrow has not yet made any sales.

[16] Startup Activities

Costs associated with the organization and start-up activities of the Company are expensed as incurred.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[17] Recent accounting pronouncements:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of APB No. 43, Chapter 4.” SFAS No. 151 retains the general principle of APB No. 43, Chapter 4, “Inventory Pricing (AC Section I78),” that inventories are presumed to be stated at cost; however, it amends APB No. 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated SFAS No. 151 and do not anticipate that the adoption of SFAS No. 151 will have a significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for small business filers for periods beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS No. 153 will have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company’s overall results of operations or financial position.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE C - FIXED ASSETS, NET

Fixed assets, net consists of the following at November 14, 2005 and December 31, 2004:

	2005	2004
Machinery and equipment	—	$439,808
Office and computer equipment	—	66,048
Transportation equipment	—	23,873
Furniture and fixtures	—	40,505
Less accumulated depreciation	—	(175,725)

Fixed assets, net	—	$394,509

Depreciation expense for the year ended December 31, 2004 totaled $83,294.

NOTE D - INTELLECTUAL PROPERTY RIGHTS AND GOODWILL

Detail of intellectual property rights and goodwill is as follows at November 14, 2005 and December 31, 2004:

Intellectual property rights:

	2005	2004
Intellectual property rights, stated at lower of cost or fair market value	—	$1,550,609
Less accumulated amortization	—	(188,661)

Intellectual property rights, net	—	$1,361,948

Amortization expense for the year ended December 31, 2004 totaled $113,196.

The Company sold all intellectual property rights related to the ECI business during 2005.

Goodwill:
Gross carrying amount	$7,285,894
Less impairment charge	—

Total goodwill	$7,285,894

The Company is required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In 2004, the Company did not incur any goodwill impairment. Future goodwill impairment tests may result in charges to earnings if the Company determines that goodwill has become impaired. The goodwill from the acquisition of the ECI business of $7,285,894 was written off to loss from discontinued operations during the divestiture of the ECI business in 2005.

The Company recognizes an impairment loss based on the excess of the carrying amount of the assets over their respective fair values. Fair value of goodwill is determined by using a valuation model based on a market capitalization approach. Fair value of the intangible assets is determined by discounted future cash flows, appraisals or other methods. If the intangible asset determined to be impaired is to be held and used, the Company recognizes an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

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

From time to time during 2004, the Company factored its accounts receivables with a financial institution and an individual. Funds were being advanced to the Company based on 75% of submitted accounts receivables. Interest is charged at the effective rate of 3.33% - 4.00% per month. The submitted accounts receivable secure the advances to the Company. At December 31, 2004 such factoring arrangements amounted to $142,464.

NOTE F - LINES OF CREDIT

The Company has the following line of credit at December 31, 2004:

$20,000 unsecured line of credit with a bank. Interest payments are due monthly, which are calculated at At December 31, 2004 the interest rate was 6.25%; 1% above the Prime Rate. The outstanding balance of the line at December 31, 2004 is $19,199.

NOTE G - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow, in which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow designees, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations and changed its name to Arrow Resources Development, Inc. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

Arrow had initially been formed by the Company in anticipation of issuing 97% of its stock to PNG in consideration for the execution of a marketing and distribution agreement (the “Marketing Agreement”) between Arrow and PNG and its affiliated companies, and distributing the 3% balance of Arrow’s stock to the Company’s stockholders. Pursuant to the Marketing Agreement, the term of which would extend through July 31, 2103, PNG would retain Arrow to act as the exclusive worldwide marketer and distributor for all of its timber and derivative products. It would provide for Arrow to retain 10% of the gross sales generated by all plantation operations from all resources and all derivative products, such as paper, pulp and chips.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE G - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC. (CONTINUED)

Background of the Transaction and Change in Control

On November 2, 2005, the Company issued 10,000,000 shares of our Series AAA Preferred Stock to Empire in payment for the note in the principal amount of $125,000,000 issued by Arrow. In connection therewith, Empire has agreed to pay certain of the Company’s expenses, including expenses relating to this transaction, aggregating approximately $350,000.

Settlements Pursuant to the Transaction

During the period ended November 30, 2005, the Company:

(i) exchanged all of the 1,392,630 shares of Series A Preferred Stock for common stock at the rate of one share of Preferred Stock for one share of common stock and thereafter retired this Preferred Stock;

(ii) purchased all of the 4,400 shares of Series B Preferred Stock for an aggregate price of $20,000 and thereafter retired this Preferred Stock;

(iii) exchanged all of the 1,145,000 Series G Preferred Stock at the rate of one share of Preferred Stock for two shares of common stock and thereafter retired this Preferred Stock

(iv) exchanged all of the Company’s outstanding debt, exclusive of accrued but unpaid salaries, directors’ and professional fees and expenses, and exclusive of the debt cancelled relating to the sale of SRC, in the aggregate amount of approximately $1,370,000 for an aggregate of 2,837,533 shares of common stock;

(v) issued 373,277 shares of common stock to independent contractors for services they rendered to the Company; (vi) except for the warrants and options referred to in the transaction relating to the sale of the Company’s subsidiary, exchanged all of the warrants and options for an aggregate of 6,275,772 shares of common stock; and (vii) executed mutual general releases with certain creditors including, among others, the Company’s officers and directors, pursuant to which all of the accrued but unpaid salaries, directors’ and professional fees and expenses in the aggregate amount of approximately $1,350,000 were released.

(vi) obtained releases from current directors and a former director, pursuant to which, for nominal consideration, they have each released the Company from obligations to pay any accrued but unpaid compensation, directors fees and/or advances, as the case may be, that the Company may owe. CNE has also released them from all actions the Company may have against them except for those prohibited by applicable law.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE G - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC. (CONTINUED)

The following table sets forth the amounts that they have released:

Name	Amount Released
Joseph G. Anastasi	$30,000
George W. Benoit	$1,307,050
Anthony S. Conigliaro	$223,333
Charles W. Currie	$28,000
David W. Dube	35,000

The Company also entered into agreements with Messrs. Anastasi, Benoit, Conigliaro, Currie and Dube, members of Mr. Benoit’s family, and Grace C. Lindblom and Frank Ciolli, each a beneficial owner of more than 10% of our outstanding common stock at the time of the agreements, pursuant to which the Company issued them common stock in exchange for debt owed by the Company, Series G Preferred Stock and/or options or warrants, each to purchase one share of common stock at various prices. The Company was paid $0.20 per share for the Series G Preferred Stock. The following table sets forth certain information relating to these transactions:

Name	Consideration Exchanged	Number of Shares Issued
Joseph G. Anastasi	25,000 options and $26,667 debt	116,894
George W. Benoit (1)(2)(4)	600,000 options	479,887
Maureen Benoit (1)	3,007,903 options and $515,000 debt	2,656,326
George W. Benoit, Jr. (2)	49,600 shares of preferred stock	496,000
Kevin J. Benoit	59,400 shares of preferred stock, 514,277 options and $56,667 debt	712,750
Frank Ciolli	1,542,833 options and $181,625 debt	377,324
Anthony S. Conigliaro	1,314,277 warrants and options and $56,667 debt	1,857,538
Charles W. Currie	25,000 options and $26,667 debt	112,639
David W. Dube	100,000 options	72,117
Grace C. Lindblom (3)	2,081,550 options and $250,000 debt	545,167
Anne B. Mullen (2)	22,913 shares of preferred stock	228,930
Michael Mullen (4)	8,000 shares of preferred stock	80,000
Nancy C. Zucco	43,003 shares of preferred stock	430,230

(1)	Maureen Benoit is George W. Benoit’s wife.

(2)	This person is an adult childof George W. Benoit.

(3)	This person was a holder of 10% or more of our common stock at the time of the agreement.

(4)	Mr. Mullen is George W. Benoit’s son-in-law.

The Company issued all of the common stock in the transactions referred to in this Note pursuant to the exemptions from the registration provisions of the securities Act of 1933 provided by Sections 3(a)(9) and 4(2) thereof.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE H - NOTES AND DEBENTURE PAYABLE

The Company has the following notes and debenture payable at December 31, 2004:

18% Promissory Note

Promissory note payable to an individual due in one payment on February 10, 2005. The note accrues interest at 18.00% which is payable quarterly commencing May 1, 2004. The note is unsecured. At December 31, 2004 the outstanding balance on the note was $300,000.

10% Promissory Note

On June 24, 2004 the Company issued a secured note payable to an employee of a subsidiary of the Company in the amount of $150,000. The note is secured by the furniture and equipment of a subsidiary of the Company. The note bears interest at 10% per annum and the principal and all interest thereon was due on September 24, 2004. In consideration of extending the maturity date of the note to April 30, 2005 and deferring the payment of all accrued interest for the period June 24, 2004 through April 30, 2005, the individual was issued Warrants to purchase 101,000 shares of the Company’s common stock at $0.28 per share. At December 31, 2004 the outstanding balance on the note was $150,000.

24% Secured Notes

In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by the Company. On October 1, 2004, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. At December 31, 2004 the outstanding balance on the notes was $150,000.

On January 1, 2005, the holders of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 30, 2005 in consideration of the Company issuing to them 113,000 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share.

On January 1, 2005, the holders of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 30, 2005 in consideration of the Company issuing to them 113,000 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share.

On April 1, 2005, the holders of the Company’s 24% Secured Notes were asked to agree defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) and January 1, 2005 ($92,00) to April 30, 2005 in consideration of the Company issuing to them 80,222 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE H - NOTES AND DEBENTURE PAYABLE (CONTINUED)

24% Secured Notes (continued)

On April 1, 2005, the holders of the Company’s 24% Secured Notes were asked to agree defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) and January 1, 2005 ($92,00) to April 30, 2005 in consideration of the Company issuing to them 80,222 Class H Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share.

10% Convertible Note

In October, November and December 2004, the Company issued (i) $150,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 945,000 Class C Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is due at maturity. At December 31, 2004 the outstanding balance on the notes was $150,000.

12% Debenture

In August and September 2003, holders of 95.83333% of $2,400,000 principal amount of the debentures payable issued by a subsidiary of the Company elected to (i) convert the outstanding principal balance of their debentures amounting to $2,300,000 into 1,150,000 shares of the Company’s Common Stock, (ii) cancel 575,000 of the related 600,000 outstanding B Warrants of the subsidiary of the Company (the related Class A Warrants of the subsidiary of the Company expired on March 31, 2003), and (iii) waive all accrued and unpaid interest relating thereto ($345,000), in consideration for the issuance of the Company’s five-year common stock Class F Warrants to purchase 1,150,000 shares of the Company’s Common Stock at $3.00 per share, all of which are currently exercisable. The subsidiary of the Company also granted the placement agent a warrant exercisable through June 2005 to purchase 5 units at $60,000 per unit. If the warrant for all 5 units is exercised, the purchaser shall effectively receive 125,000 shares of the Company’s common stock and the right to purchase an additional 62,500 common shares at $5.00 per share. At December 31, 2004 the outstanding principal balance of a debenture payable of a subsidiary of the Company was $100,000.

Other Notes

Note payable to Ford Motor Credit due February 16, 2007. The note accrues interest at 5.0% and is payable in monthly installments of principal and interest of $1,032. The note is collateralized by a vehicle owned by the Company. At December 31, 2004 the outstanding balance on the note was $24,723 of which, $12,148 had been classified as current portion of notes payable.

Note payable to Ingersoll-Rand Financial Services due May 1, 2007. The note accrues interest at an effective rate of 7.4% and is payable in monthly installments of principal and interest of $569. The note is collateralized by equipment owned by the Company. At December 31, 2004 the outstanding balance on the note was $14,579 of which $5,905 had been classified as current portion of notes payable.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE H - NOTES AND DEBENTURE PAYABLE (CONTINUED)

Other Notes (continued)

Installment notes payable to two individuals, who are employees of a subsidiary of the Company, dated April 23, 2003 and due February 1, 2004. The notes accrue interest at 8.00% of which all accrued interest was due and payable on February 1, 2004. Principal payments of $53,333 were due August 1, 2003, November 1, 2003 and February 1, 2004. The notes are unsecured. At December 31, 2004 the outstanding principal balance of the notes was $23,330.

During the period from January 1, 2005 to November 14, 2005, the Company issued shares of its common stock to settle all outstanding notes payable in preparation for the recapitalization transaction (see Note G).

As of November 14, 2005, the Company had a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although CNE reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization.

NOTE I - SUBORDINATED NOTES PAYABLE

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

On March 12, 2004, the Company notified the Class B Warrant holders that, to satisfy the 15% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an aggregate of 5,245,200 shares of the Company’s common stock at approximately $0.40 per share. On this date, the Company also exercised its option to extend the maturity date of the notes to April 30, 2005 and satisfied the requirement for the additional 4% non-dilutive interest in the Company by issuing to the noteholders Class B Warrants to purchase an additional 1,708,900 shares of the Company’s common stock at $0.50 per share. The non-dilutive provisions of the Warrants terminate when all of the notes have been paid in full. In April 2005, the Company will notify the Class B Warrant holders that, to satisfy the now 19% non-dilutive provisions of their Warrants, these Warrants were now exercisable for an additional of 1,122,100 shares of the Company’s common stock at approximately $0.40 per share. At December 31, 2004 the 10% subordinated notes had an outstanding principal balance of $966,710.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE I - SUBORDINATED NOTES PAYABLE (CONTINUED)

8% Subordinated Notes

On April 23, 2003, the Company issued $2,000,000 of its 8% subordinated notes due April 30, 2008 to three officers and an employee of the Company. Interest was payable quarterly on a calendar year basis. The notes were secured by the all of the issued and outstanding common stock of SRC and ECI. In 2003 and 2004 all of the 8% subordinated notes were converted into the Company’s Series AA Preferred Stock. Specifically, on August 31, 2003, two holders who were officers of the Company, converted $1,000,000 of the Company’s 8% Subordinated Notes into 1,000,000 shares of the Company’s Series AA Preferred Stock. On June 9, 2004, the other two holders of the Company’s 8% Subordinated Promissory Notes who are an officer and an employee of the Company converted their notes aggregating $1,000,000 into 1,000,000 shares of the Company’s Series AA Preferred Stock. It also has an 8% cumulative dividend, payable in common stock or cash.

On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity. The note is (i) secured by approximately $42,000 in one of the Company’s bank accounts; (ii) convertible into the Company’s common stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to the Company’s Senior Indebtedness as that term is defined therein. At April 15, 2005 the outstanding principal balance of the note was $15,000. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted common stock and three-year warrants to purchase an aggregate of 100,000 shares at $0.50 per share, subject to appropriate anti-dilution provisions. The sale of the restricted stock and warrants was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

As of January 1, 2005, certain holders of the Company’s 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750) and October 1, 2004 ($18,750) to April 1, 2005 in consideration of the Company issuing to them 384,375 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. The noteholders include two officers of the Company.

As of January 1, 2005, certain holders of the Company’s 10% subordinated notes agreed to defer $18,750 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750) and October 1, 2004 ($18,750) to April 1, 2005 in consideration of the Company issuing to them 384,375 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. The noteholders include two officers of the Company.

On April 1, 2005, the holders of the Company’s 10% subordinated notes were asked to agree to defer $25,000 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750), October 1, 2004 ($18,750) and January 1, 2005 ($187,50) to April 30, 2005 in consideration of the Company issuing to them 254,167 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share. The noteholders include two officers of the Company.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE I - SUBORDINATED NOTES PAYABLE (CONTINUED)

8% Subordinated Notes (conversion)

On April 1, 2005, the holders of the Company’s 10% subordinated notes were asked to agree to defer $25,000 of interest due on such date and further defer the interest that was due and deferred on July 1, 2004 ($13,750), October 1, 2004 ($18,750) and January 1, 2005 ($187,50) to April 30, 2005 in consideration of the Company issuing to them 254,167 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.30 per share. The noteholders include two officers of the Company.

During the period from January 1, 2005 to November 14, 2005, the Company issued shares of its common stock to settle all outstanding subordinated notes payable in preparation for the recapitalization transaction (see Note G).

NOTE J - MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

On August 1, 2005, Arrow executed a marketing and distribution agreement with Arrow PNG. This agreement was valued at a fair value of $125,000,000 as determined based on an independent appraisal, which approximates the market value of 96% (624 million shares) of the CNE public stock issued in settlement of the note.

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once Arrow commences sales. As of November 14, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement was taken during the period from January 1, 2005 to November 14, 2005, as the relevant operations had not yet commenced. Operations are expected to commence no later than the first quarter of 2006.

NOTE K - RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, Arrow entered into a Management Agreement with Empire under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for rent, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction. In addition, Arrow’s Board authorized a one-time payment of $500,000 to Empire upon closing the merger transaction described in Note G.

As of November 14, 2005, Arrow had short-term borrowings of $1,282,764 due to Empire, consisting of working capital raised by Empire on behalf of Arrow. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of Arrow and is the owner of Empire. Empire was the holder of the $125 million senior secured note payable.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE K - RELATED PARTY TRANSACTIONS (continued)

[1] Management Agreement with Empire Advisory, LLC (continued)

Consulting fees and services charged to General and administrative expenses in the Statement of Operations for the period from January 1, 2005 to November 14, 2005 incurred to Empire totaled $1,522,415.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”): Consulting fees and services charged to General and administrative expenses in the Statement of Operations for the from January 1, 2005 to November 14, 2005 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,153,321. In addition, as of November 14, 2005, Arrow owed them a combined total of $1,013,656. These agreements are discussed in detail in Note Q.

[3] See Note G for a detailed description of payments made to related parties by CNE Group, Inc.

NOTE L - PREFERRED STOCK

Preferred Stock consists of the following at December 31, 2004:

Par value per share	$0.00001
Authorized number of shares	25,000,000
Issued and outstanding number of shares
Series AA	2,000,000
Series A	1,697,966
Series B	4,400
Series C	9,735,875
Series E	—

Total	13,438,241

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

During the period from January 1, 2005 to November 14, 2005, the Company issued shares of its common stock and paid cash to repurchase and retire all outstanding Preferred Stock in preparation for the recapitalization transaction (see Note G).

NOTE M - COMMON STOCK

Common Stock consists of the following at November 14, 2005:

Par value per share	$0.00001
Authorized number of shares	650,000,000
Issued number of shares	26,781,916
Less Treasury Shares	(1,238,656)

Issued and outstanding number of shares	25,543,260

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE N - WARRANTS

At December 31, 2004 outstanding warrants to acquire common stock consisted of:

Type of Warrant	Exercise Date	Expiration Date	Exercise Price	Shares of Common Stock
Class A	October 22, 2008	April 22, 2013	$1.00	1,697,966
Class B	April 23, 2003	April 30, 2013	$0.40	5,245,200
Class B	March 12, 2004	April 30, 2013	$0.50	1,708,900
Class B	July 1, 2004	April 30, 2013	$0.39	105,769
Class B	October 1, 2004	April 30, 2013	$0.33	295,455
Class BB	May 10, 2003	May 10, 2006	$0.50	20,000
Class BB	June 10, 2003	June 10, 2006	$0.50	20,000
Class BB	July 10, 2003	July 10, 2006	$0.50	20,000
Class BB	August 10, 2003	August 10, 2006	$0.50	20,000
Class BB	September 10, 2003	September 10, 2006	$0.50	20,000
Class BB	October 10, 2003	October 10, 2006	$0.50	20,000
Class BB	June 10, 2003	June 10, 2006	$2.50	10,000
Class BB	July 10, 2003	July 10, 2006	$3.00	10,000
Class BB	August 10, 2003	August 10, 2006	$4.00	10,000
Class BB	September 10, 2003	September 10, 2006	$4.50	10,000
Class BB	October 10, 2003	October 10, 2006	$5.00	10,000
Class BB	January 21, 2004	February 4, 2009	$0.50	150,000
Class BB	February 10, 2004	February 10, 2014	$1.00	350,000
Class BB	August 29, 2004	August 29, 2009	$1.50	25,000
Class BB	August 29, 2004	August 29, 2009	$2.00	25,000
Class BB	August 29, 2004	August 29, 2009	$2.50	25,000
Class BB	August 29, 2004	August 29, 2009	$3.00	25,000
Class BB	August 29, 2004	August 29, 2009	$3.50	25,000
Class BB	August 29, 2004	August 29, 2009	$4.00	25,000
Class C	October 22, 2008	April 22, 2013	$1.00	9,735,875
Class F	January 1, 2004	December 31, 2009	$3.00	1,150,000
Class G	October 1, 2004	October 1, 2014	$0.28	736,000
Class H	October 1, 2004	October 1, 2014	$0.33	53,333
Class I	Oct, Nov, & Dec, 2004	June 30, 2014	$0.50	945,000
Class B(1)	Immediate	March 31, 2005	$6.00	25,000
Class B(1)	Immediate	June 28, 2005	$6.00	62,500

				22,580,998

(1)	Class B warrants and Units of a subsidiary of the Company are exercisable for the Company’s common shares (see Note G: Notes and Debenture Payable).

During the period from January 1, 2005 to November 14, 2005, the Company issued shares of its common stock to settle all outstanding options and warrants in preparation for the recapitalization transaction (see Note G).

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE O - CAPITAL CONTRIBUTIONS

On June 9, 2004 an officer and an employee of the Company waived $40,000 of interest on certain the outstanding 8% promissory notes (see Note H)and has been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2004.

NOTE P - INCOME TAXES

The provision for income taxes applicable to continuing operations consists of zero at November 14, 2005 and December 31, 2004.

At November 14, 2005, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately zero, due to the fact that the Company had exited previous business lines that had generated operating losses.

At December 31, 2004, the Company had a net operating loss carryforward for federal and state income tax purposes of approximately $17,859,621, against which a full valuation allowance was taken. The valuation allowance increased (decreased) by approximately $1,058,931 during 2004. The increase in the valuation allowance of $1,058,931 for the year ended December 31, 2004 resulted from the increase in the valuation allowance attributable to the deferred tax benefit of approximately $1,061,001 on the loss from continuing operations.

The Internal Revenue Service (“IRS”) has examined the Company’s consolidated federal income tax returns through 1989. The returns for the years 1999 through 2004 remain open.

NOTE Q - COMMITMENTS, LITIGATION AND OTHER MATTERS

[1] During the year ended December 31, 2004, the Company’s principal executive offices and e-recruiting business were located at 200 West 57th Street, Suite 507, New York, New York 10019 where the Company rented approximately 500 square feet under a lease that expired on April 30, 2005 pursuant to which the Company paid a monthly base rent of $3,250. SRC Technologies and its Subsidiaries, Connectivity and Mobile Comm are located at 3733 NW 16th Street, Lauderhill, FL 33311, where they rent approximately 5,000 square feet under a lease that expires on March 31, 2006, pursuant to which the Company paid a monthly base rent of $6,750 before divesting these operations. This lease is with an affiliate of Thomas L. Sullivan, who is one of the Company’s executive officers and Gary L. Eichsteadt, who is a director and an employee of the Company. U.S. Commlink is located at 6244 Preston Avenue, Livermore, CA 94550, where it leases approximately 2,000 square feet under a lease that expired May 31, 2005, pursuant to which the Company paid a monthly base rent of $1,981.

Rental expenses attributable to continuing operations were approximately zero for the period from January 1, 2005 to November 14, 2005 and $120,964 for the year ended December 31, 2004.

[2] A divested subsidiary of CNE is the sponsor a Retirement Savings Plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Employee contributions to the plan and the subsidiary’s matching contributions vest immediately. There were no contributions for the period from January 1, 2005 to November 14, 2005 and the year ended December 31, 2004.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE Q - COMMITMENTS, LITIGATION AND OTHER MATTERS (CONTINUED)

[3] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”)

Effective May 20, 2005, Arrow entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to Arrow’s cash flow.

Effective August 1, 2005, Arrow entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of Arrow for fees of $1,000,000 per annum. The term of the agreement is five years. Rudolph Karundeng is a son of Hans Karundeng.

During the year from January 1, 2005 to November 14, 2005, the Company made cash payments of approximately $108,664 to Hans Karundeng and $0 to Rudy Karundeng under the agreements.

[4] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, Arrow entered into a Management Agreement with Empire under which Empire provides chief executive officer and administrative services to Arrow in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for reimbursable expenses, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction.

During the year from January 1, 2005 to November 14, 2005, the Company made cash payments of approximately $735,641 to Empire under the agreement.

[5] 5 Year Table of Obligations:

The minimum future obligations for consulting fees and services under agreements outlined in [3] and [4] are as follows:

Years Ending December 31,	Amounts
2006	$3,704,167
2007	3,980,208
2008	4,325,260
2009	4,756,575
2010	4,024,154

$20,790,364

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

[6] CNE had employment agreements with three executive officers. These agreements provided for minimum salary levels. The aggregate commitment for future salaries of these three executive officers at December 31, 2004 was approximately $493,000. During 2005, these agreements were terminated.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE Q - COMMITMENTS, LITIGATION AND OTHER MATTERS (CONTINUED)

[7] CNE is a party to various vendor related litigations. Based on the opinion of legal counsel, the Company has accrued a liability of approximately $100,000 and, accordingly, this liability has been reflected in accounts payable and accrued expenses.

[8] On August 19, 2004, two CNE’s then officers, Michael J. Gutowski and Larry M. Reid, who were then also directors, informed the Company that their employment contracts may have been breached. On August 27, 2004, these officers filed suit against the Company in the United States District Court, Southern District of Florida, alleging that (i) their employment contracts had been breached and (ii) certain future compensation relating thereto to be paid to them amounting up to an aggregate of $1,003,000 had been accelerated. On October 5, 2004, Carol L. Gutowski, then an officer of one of the Company’s Subsidiaries and a former director of the Company, instituted a suit against the subsidiary in the Circuit Court, 17th Judicial Circuit, Broward County, Florida, alleging (i) a breach of her employment agreement with the subsidiary and (ii) that certain future compensation relating thereto to be paid to her from the subsidiary amounting up to an aggregate of $274,000 had been accelerated.

CNE reported that it did not believe that it had committed any breach of these agreements and, accordingly, had not incurred the claims that these officers alleged. In addition, the Company reported that it believed that these officers had committed violations of their employment agreements and had taken other actions that had damaged the Company. Accordingly, the Company filed a defense to these actions and asserted appropriate counterclaims.

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

3. Messrs. Reid and Gutowski agreed to resign as directors of the Company; and

4. Messrs. Reid and Gutowski and Ms. Gutowski shall exchange, in the aggregate, (i) all of their Class AA (1,000,000 shares), Class A (305,336 shares), and Class C (4,867,937 shares) Preferred Stock of the Company, and (ii) all issued incentive stock options of the Company, aggregating 1,550,000 in the aggregate, for 850,000 shares of the company’s common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005 subject to certain restrictions relating to the sale thereof. The exchange was subsequently made on May 9,2005 for 850,000 shares.

The settlement agreement was filed with the United States District Court Southern District of Florida, Case No: 04-61125-Civ-Cooke/McAliley, Michael J. Gutowski and Larry M. Reid, Plaintiffs, v. CNE Group, Inc., Defendant/Counter-Plaintiff, v. Michael J. Gutowski, Larry M. Reid and Carol L. Gutowski, Counter-Defendants.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE R - STOCK OPTION PLANS

At December 31, 2004, CNE had a stock-based employee compensation plan - the 2003 Stock Incentive Plan. Two of Company’s Subsidiaries each had separate stock-based employee compensation plans. These Subsidiaries’ plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

On June 10, 2004, as amended pursuant to an Agreement dated as of September 28, 2004, an officer and an employee of the Company entered into an Option Cancellation Agreement pertaining to 420,000 incentive stock options issued on January 21, 2004 relinquishing all rights and title to their award in consideration of 104 equal weekly cash payments aggregating $50,000.

On January 10, 2005, as part of the settlement of a litigation with the Company, Messrs. Reid (300,000) and Gutowski (775,000) and Ms. Gutowski (475,000) agreed to exchange all of their incentive stock options, as well as all of their Class AA and Class C Preferred Stock for 850,000 shares of the Company’s common stock if the exchange is made on or prior to May 9, 2005, 950,000 shares if the exchange is made on or prior to June 9, 2005, or 1,050,000 shares if the exchange is made on or prior to July 9, 2005.

Stock option activity under the 2003 Stock Incentive Plan for the year ended December 31, 2004 is summarized as follows:

	Incentive Shares	Non-Qualified Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2003	2,937,500	755,000	$0.92
Options granted	1,211,000	1,195,500	$0.37
Options cancelled	(420,000)	—	$0.50
Options outstanding at December 30, 2004	3,728,500	1,950,500	$0.85

Options available at December 30, 2004	4,321,000		$0.84

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE R - STOCK OPTION PLANS (CONTINUED)

The following table presents information relating to stock options outstanding at December 31, 2004 relating to the 2003 Incentive Stock Plan:

	Options Outstanding			Options Available
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Shares	Weighted Average Exercise Price
$0.15 - $3.00	5,679,000	$0.85	7.86	4,321,000	$0.84

During the period from January 1, 2005 to November 14, 2005, the Company issued shares of its common stock to repurchase and retire all outstanding options and warrants in preparation for the recapitalization transaction (see Note G). Accordingly, there were no outstanding options or warrants as of November 14, 2005.

NOTE S - DISCONTINUED OPERATIONS

On November 3, 2005, CNE entered into an agreement with Gary L. Eichsteadt, a former director, Thomas L. Sullivan, a former executive officer, and David B. Batzer pursuant to which CNE sold SRC and SRC-ECI, Inc., SRC’s wholly-owned subsidiary, and a patent associated with these businesses, to Messrs. Eichsteadt and Sullivan in consideration for the cancellation of debt in the aggregate amount of $50,000 owed to Messrs. Eichsteadt and Sullivan, the cancellation of debt in the aggregate amount of approximately $150,000 SRC owed to Mr. Eichstead, the cancellation of debt in the aggregate amount of approximately $300,000 SRC owed to Mr. Batzer, and the return to the Company by Messrs. Eichsteadt and Sullivan of an aggregate of 1,000,000 shares of Series AA Preferred Stock and 4,867,938 shares of Series C Preferred Stock and the return by Messrs. Eichsteadt, Sullivan and Batcher of options and warrants to purchase an aggregate of 486,000 shares of common stock. The Company has since retired and/or canceled all of the securities returned to us pursuant to this agreement. As part of this transaction Mr. Eichsteadt resigned as a director. All inter company debt was eliminated prior to closing.

On November 3, 2005, CNE entered into an agreement with USCL and Thomas Leyen pursuant to which all inter company debt was eliminated prior to closing, and we transferred USCL and two patents related to that business to Mr. Leyen and will pay certain of USCL’s obligations in the aggregate amount not to exceed $86,000 in consideration for Mr. Leyen canceling Options currently held by him to purchase an aggregate of 300,000 shares of Common Stock.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2004 and December 31, 2004

NOTE T - PROJECT FINANCING AGREEMENT

In October 2004, CNE and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL’s anticipated participation in the “Cellular Call Box Upgrade and Maintenance Service” projects for numerous Service Authority for Freeway Emergencies (“SAFE”) programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This agreement provides the Company with finished goods and accounts receivable financing of up to $2,000,000 relating to these potential aforementioned projects. The effective interest rate is approximately 3% per month on the outstanding balance of the amount financed. The finished goods and accounts receivable to be financed, as well as all the other assets of the Company not previously pledged, would secure the borrowings under this agreement.

NOTE U - SUBSEQUENT EVENTS

The recapitalization transaction with Arrow was consummated upon the issuance of the Preferred Stock on November 14, 2005, which was used to settle the senior secured note payable for $125 million and $1,161,000 of cash advances from Empire, as agent of Arrow. The Preferred Stock was subsequently converted to common stock on December 2, 2005, for a total of approximately 649 million shares of common stock outstanding.

On November 22, 2005, CNE’s directors resigned and appointed designees of the Preferred Stockholders to be the Company’s directors.

Exhibit Index

Exhibit No.

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1     Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2     Certification Pursuant to 18 U.S.C. §1350 of Chief Financial Officer