Form 10KSB/A
period 2005-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2006-05-04
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

The number of freely tradable shares not held by affiliates is 25,003,244.

As of January 31, 2006, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $10,501,362.48.

The number of shares outstanding of each of the issuer’s classes of common equity, as of February 1, 2006.

Class	Outstanding at February 1, 2006

Common stock - par value $0.00001	649,543,244

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

“Arrow Bermuda” – Arrow Resources Development, Ltd., a company organized under the laws of Bermuda and a 100% owned subsidiary of Arrow. Arrow Bermuda was acquired by Arrow on or around August 1, 2005.

“Arrow Pacific” – Arrow Pacific Resources (S) Pte. Ltd., organized under the laws of Singapore, owns 53.79% of Arrow.

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

As our initial natural resources deal, on or around August 1, 2005, we acquired the rights to a Marketing and Distribution Agreement with Arrow Pacific Resources (S) Pte. Ltd (“Arrow Pacific” or “APR”).

Arrow Pacific is controlled by Hans Karundeng, an Indonesian industrialist and financier, for the purpose of developing natural resource projects in Southeast Asia to be commercially exploited primarily in the Asian market. The Company, through a Marketing and Distribution Agreement, provides marketing/sales/distribution services, corporate and financial consulting services for all of

Arrow Pacific’s development projects. The Marketing and Distribution Agreement provides for the Company to receive 10% of the gross sales generated by selected business operations.

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

CHANGE IN CONTROL TRANSACTION

On November 14, 2005, the Company issued 10,000,000 shares of Series AAA Convertible Preferred Stock to Empire Advisory LLC (“Empire”), as agent, in satisfaction of a note in the principal amount of $125,000,000 owed by a subsidiary of the Company. On or around December 2, 2005, the 10,000,000 shares of Preferred Stock were converted to 624,000,000 shares of Common Stock, representing 96% of all outstanding shares of the Company. As a result of this transaction, a “change of control” occurred, and a new Board of Directors and management team was appointed. For accounting purposes, this transaction is treated as a recapitalization.

Questions and Answers Regarding the Change in Control Transaction:

Q:	When did the change in control occur?

A:	On or around November 14, 2005.

Q:	What is the Company’s current business?

A:	The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world.

Q:	Who is the current CEO of the Company?

A:	Peter J. Frugone is our CEO.

Q:	Who is now on the Board?

A:	Rudy Karundeng (Chairman), Peter Frugone, John McConnaughy, Jr., and John Allen.

Q:	Who constitutes the Company’s management group?

A:	Rudolph Karundeng, Chairman; Peter J. Frugone CEO, Principal Accounting Officer and Director; John E. McConnaughy, Jr., Director; John W. Allen, Director; Hans Karundeng, Senior Advisor; William R. St. George Jr., Secretary and Treasurer.

Q:	How many shares of the Company’s common stock does each of the Board members own?

A:	As of March 31, 2006, Rudy Karundeng owns 52 million shares or 8%, Peter Frugone owns 52 million shares or 8%, John McConnaughy, Jr. owns 10.225 million shares or 1.57%, and John Allen owns no shares.

Q:	How many shares of the Company’s common stock does Hans Karundeng own?

A:	None, but Arrow Pacific holds 349,370,000 shares or 53.79% of the Company (as of March 31, 2006) and Hans Karundeng controls Arrow Pacific. Rudy Karundeng, our Chairman, is Hans Karundeng’s son.

Q:	What is the number of freely-tradable shares or the “float”?

A:	As of December 31, 2005, the number of shares that are freely tradable is 25,543,244, which includes freely-tradable shares owned by affiliates.

Q:	What happened to the old Board members?

A:	Messrs. George Benoit, Anthony Conigliaro, David Dube and Charles Currie all resigned on or around November 14, 2005.

Q:	Why did they resign and why was there a change of control transaction?

A:	Disputes and litigation had arisen between CNE Group, Inc. and its operating subsidiaries based in Florida and California. After months of searching and analysis, to salvage value for CNE Group Inc.’s existing shareholders, CNE Group, Inc.’s former Board elected to acquire Arrow Resources Development, Ltd., a Bermuda company.

Q:	What is Arrow Bermuda?

A:	“Arrow Bermuda” is Arrow Resources Development, Ltd., a company organized under the laws of Bermuda and a 100% owned subsidiary of Arrow. Arrow Bermuda was acquired by the Company on or around August 1, 2005.

Q:	Why did CNE Group, Inc.’s Board want to acquire Arrow Bermuda?

A:	Arrow Bermuda owns the Marketing and Distribution Agreement with Arrow Pacific which gives Arrow Bermuda 10% of the gross revenue of certain natural resource projects of Arrow Pacific. An independent valuation firm appraised Arrow Bermuda’s 10% gross revenue interest at approximately $125,000,000. The former Board of CNE Group, Inc. believed that the Arrow acquisition would be of significant benefit to the existing shareholders of CNE Group, Inc. and save the Company from going bankrupt.

Q:	What did the Company pay for Arrow Bermuda?

A:	In exchange for 100% of the stock of Arrow Bermuda, the Company issued a senior secured note payable to Empire, as agent, which was later exchanged for Preferred Stock that was convertible into 624,000,000 CNE Group, Inc.’s unregistered common shares. The acquisition occurred on or around August 1, 2005. Pursuant to contract, this Preferred Stock could not be converted into common until the former CNE Group, Inc. Board agreed that the transaction was fair and equitable to all existing CNE Group, Inc. shareholders, which did not occur until October 21, 2005. Empire Advisory, LLC, as agent, converted the Preferred Stock on or around December 2, 2005.

Q:	As a result of the change of control, the existing CNE Group, Inc.’s shareholders retained 4% of the common stock of the Company?

A:	Correct.

Q:	Why only 4%?

A:	Four percent of $125,000,000 (the appraised value of the Marketing and Distribution Agreement held by Arrow Bermuda) is $5,000,000, which was the approximate market capitalization of CNE Group, Inc. at the time the former Board made its decision.

Q:	Did the old CNE Group, Inc. Board determine that this transaction was fair and equitable to the existing CNE Group, Inc. shareholders?

A:	Yes they did, at a CNE Group, Inc. Board meeting held on October 21, 2005.

Q:	Why are there now approximately 649,543,244 shares outstanding?

A:	The outstanding number of shares at the time the former CNE Group, Inc. Board made its acquisition decision was approximately 25,543,244 shares. In order to give the Arrow Bermuda shareholders 96% of CNE Group, Inc., the Company mathematically had to give these new shareholders 624,000,000 shares.

Q:	Who is Empire Advisory, LLC?

A:	Empire Advisory, LLC is a New York based management consulting and merchant banking firm. On April 20, 2005 Arrow Pacific Resources (S) Pte. Ltd entered into a consulting agreement with Empire Advisory to act as its investment banker, financial consultant and agent. On August 1, 2005 Empire Advisory, LLC and Arrow Resources Development, Ltd. entered into a Management Agreement whereby Empire Advisory, LLC would provide the services of Peter J. Frugone to be its CEO in addition to other strategic personnel and management services.

Q:	What does Empire Advisory, LLC get in return for this Management Agreement?

A:	Empire Advisory, LLC receives compensation of $1,000,000 per year, plus expenses.

Q:	How many shares of the Company’s common stock does Empire Advisory, LLC own?

A:	None, but Peter Frugone, our CEO and Principal Accounting Officer, is the President of Empire Advisory, LLC. Mr. Frugone owns 52 million shares of the Company’s common stock or 8% as of March 31, 2006.

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

Arrow Pacific Resources (S) Pte. Ltd. (“Arrow Pacific”) owns and operates natural resource companies throughout the Asian Pacific market. Arrow Pacific is led by a team of professionals with experience in agriculture and forestry. The team handles all of the on-the-ground, day-to-day plantation operations, all infrastructural development operations and all shipping operations as they relate to the overall plan for the development. The team has contracted with necessary labor, heavy equipment suppliers, transportation coordinators and shipping equipment.

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

OPERATING MODEL

Arrow Pacific has developed a practice of timber exportation in response to the growing demand for timber and timber related goods. When logging and forest management are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable resources. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, hydrocarbon fuel, recreational areas, animal habitat, and clean air are some of the many benefits of the world’s forests.

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

Upon the clearing of the current old-growth noble species forests, Arrow Pacific plans to introduce a plantation of eucalyptus trees. These trees will be sold as raw timber at first.

LEGAL

Neither the Company, nor Arrow Bermuda have any legal action of any kind pending against them, nor is either a party to any legal action.

HUMAN RESOURCES

As of February 1, 2006, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance,

information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of Arrow Pacific, described below.

Arrow Pacific has already assembled the necessary senior management and field operations personnel required to initiate the project. The initial senior staff of Arrow Pacific and its supporting clerical personnel is sufficient for operations in the first five years. The initial senior management and field operations personnel of Arrow Pacific is sufficient for operations for at least a three years. During the initial three-year period,

Arrow Pacific will conduct an executive search for additional field operations personnel and eventually the requisite personnel for the operation of the paper mill. Arrow Pacific will be responsible for staffing field and production operations.

Although forest harvesting is machine-intensive, labor quality remains the most critical element if harvesting is to be conducted efficiently and in an environmentally sound way. Only workers who are healthy, qualified, and motivated, can be expected to contribute effectively to achieve the goals of environmentally sound forest harvesting.

THE MARKET

We operate in the global market for companies providing marketing, distribution, and financial advisory services. As this market is broad and often served by non-public companies for whom little competitive information is available, we have provided additional information on the market in which Arrow Pacific operates.

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

COMPETITION

We operate in the global market for companies providing marketing, distribution, and financial advisory services. As this market is broad and often served by non-public companies for whom little competitive information is available, we have provided additional information on the competitors with whom Arrow Pacific competes.

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

Our success also depends, to a significant extent, upon the contribution of our executive officers and other key consultants. We have agreements with our chief executive officer, and maintain an informal stock plan whereby key personnel can participate in our success. All of our personnel are eligible to participate in this plan.

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

Arrow began operations in approximately September, 2005, and to date has generated no material revenues. The Company has no significant operating history. There is no assurance that the Company will be able to operate and manage on a profitable basis or that cash flow from operations will be sufficient to pay the operating costs of the Company. The Company may need to raise additional capital to finance its continued operations. The Company may seek additional financing through debt or equity financings. There is no assurance that additional financing will be available to the Company, or if available, that the financing will be on terms acceptable to the Company. There is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds. In the event that the Company cannot raise needed capital, it will have a material adverse affect on the Company. There is no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

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

DEPENDENCE ON ARROW PACIFIC

Our revenues are currently entirely derived from gross sales of Arrow Pacific’s products. Arrow Pacific will not be in a position to generate timber sales until it has completed certain infrastructure improvements in Papua, New Guinea, such as paving roads. These infrastructure requirements will take Arrow Pacific at a maximum of one year to complete. Therefore, Arrow Pacific will probably not generate meaningful sales of its timber products until 2007.

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

OWNERSHIP OF THE COMPANY

Arrow Pacific owns 53.79% of the Company’s stock. Hans Karundeng is the Chairman of Arrow Pacific. His son, Rudolph, is the Chairman of the Company and is an 8% owner of the Company’s stock.

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

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2005 and 2004 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our management’s notes to these financial statements included a discussion of our ability to continue as a going concern. They describe the reasons why there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As noted above, we cannot assure you that we will not continue to incur net losses and negative cash flow for the foreseeable future.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, while current accounting rules allow us to exclude the expense of employee stock options from our financial statements, influential business policy groups, including the Financial Accounting Standards Board, have suggested that the rules be changed to require these options to be expensed. Due to the change in business activities of the Company in conjunction with the change in control, we are no longer able to realize any benefit from net operating losses carried forward of CNE Group, Inc. of approximately $30,000,000. The Company currently has net operating losses of approximately $3,342,000 related to development stage activity, which may be carried forward to future periods.

Companies generally, and our Company, specifically, rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options granted to our officers and employees, although our cash position would not be affected, our income from continuing operations and our stockholders’ equity would decrease and our stock price could be adversely affected. In such event, we may have to decrease or eliminate option grants to our officers and employees, which could negatively impact our ability to attract and retain qualified employees and executive personnel. While the Company does not currently have a stock option plan, such a plan may be established in the future.

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

Although our common stock is currently traded on the NASD OTC Bulletin Board, a liquid market in our stock has been sporadic. Accordingly, you may not be able to sell shares of our common stock when you want or at the price you want, if at all.

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

On or around November 1, 2005, to consummate the Change in Control Transaction, the former Board of CNE Group, Inc. authorized the issuance of unregistered stock to the following individuals in exchange for stock, options, notes, warrants, debt and services pursuant to the exemption from registration providing Section 3(a)(9) and Section 4(2) of the Securities act of 1933:

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

In addition, on or around December 2, 2005, Empire Advisory, the management company that provides the services of our CEO, Peter J. Frugone, to the Company, acting as agent, transferred 3,875,000 shares of restricted, unregistered Common Stock to the following individuals and entities in a private placement in exchange for cancellation of debt pursuant to the so-called 4(1 1/2) exemption for affiliate re-sales:

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

All shares transferred by Empire, acting as agent, are conspicuously marked with a legend prohibiting transfer unless an applicable registration statement is declared effective by the SEC or an exemption permitting transfer is otherwise available.

In addition, on or about January 31, 2006, Arrow Pacific, the Company’s 53.79% shareholder, transferred 156,880,000 shares of restricted, unregistered Common Stock to the following individuals and entities in a private placement in exchange for cancellation of debt pursuant to the so-called 4(1 1/2) exemption for affiliate re-sales:

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

ARROW RESOURCES DEVELOPMENT, LTD.

In August 2005, Arrow entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow Bermuda, in which Arrow (formerly CNE) was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow Bermuda’s designees, representing 96% of all outstanding equity of CNE on a fully diluted basis in exchange for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations (CareerEngine, Inc., SRC and US Commlink.) and changed its name to Arrow Resources Development, Inc.

On August 1, 2005, Arrow entered into the Marketing Agreement with Arrow Pacific and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), acting as agent, due on or before December 31, 2005. Empire is Arrow Pacific’s merchant banker. The Note permitted the Company, as Arrow’s sole stockholder, to cause Arrow to repay the Note in cash or with 10,000,000 shares of the Company’s non-voting Series AAA Preferred Stock.

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

RESULTS OF OPERATIONS – FROM NOVEMBER 15, 2005 TO DECEMBER 31, 2005

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitaliation of the Company. The Company had no revenue during this period as Arrow Bermuda is still in the development stage. For the period ended December 31, 2005 we incurred consulting fees of $1,141,531 of which, $1,058,845 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

Results of Operations: From January 1, 2005 to November 14, 2005 compared to the twelve months ended December 31, 2004.

REVENUES

Total revenue from continuing operations was $2,675,986 for the year ended December 31, 2004 as compared to no revenue in 2005 as the Company discontinued all of its operating businesses.

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

Compensation and related costs increased to $3,897,791 for the period ended November 14, 2005 as compared to $1,081,175 for the year ended December 31, 2004. The increase was due primarily to stock issued for consulting expenses.

General and administrative expenses increased $2,304,529 for the period ended November 14, 2005 as compared to $1,446,671 for the year ended December 31, 2004 primarily due to an increase in legal and audit related services.

DISCONTINUED OPERATIONS

For the period ended November 14, 2005, the Company’s loss from the discontinuation of its telecom and internet recruiting business was $7,087,645. The loss was primarily made up of the write off of goodwill related to the internet recruiting business.

B.	LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125 million preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of December 31, 2005 the Company had $3,084 of cash. We had loss of approximately $1.3 million for the period from November 15, 2005 to December 31, 2005 and do not currently generate any revenues. In order for us to survive the next twelve months we will need to secure approximately $3 million of debt or equity financing. As of March 15, 2006 we have secured $300,000 of equity financing.

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

Pre-Recapitalization Financing Activities

We raised $1,359,687 of financing for the period ended November 14, 2005. This was made up of $1,281,083 which was borrowed from Empire, and proceeds from the sale of preferred and common stock totaling $270,000. This was offset by the repayment under our short term credit agreement.

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

In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338 - all owned by the Company. On October 1, 2004, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. These notes and warrants have now been cancelled.

In October 2004, the Company and USCL entered into a two-year Project Financing Agreement with an institutional lender relating to USCL’s anticipated participation in the “Cellular Call Box Upgrade and Maintenance Service” projects for numerous Service Authority for Freeway Emergencies (“SAFE”) programs within the state of California. These call box programs operate over 17,000 motorist aid analog call boxes that will require upgrades to digital cellular technology available through USCL. This operation is now discontinued.

In October, November and December 2004, the Company issued (i) $150,000 of its 10% Convertible Subordinated Notes due June 30, 2005 and (ii) 945,000 Class C Cashless Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.50 per share. The notes were sold to the wife of the Chief Executive Officer of the Company and other accredited investors and are convertible by the holder, at any time, into common stock of the Company at $0.50 per share. The warrants expire on April 30, 2013. Interest on the notes is due at maturity. These notes and warrants have now been cancelled.

On or about April 1, 2005, two individuals, both of whom are adult children of the Company’s Chief Executive Officer, purchased 545,000 shares of the Company’s Series G Preferred Stock at a price of $0.20 per share. The Series G Preferred Stock is non voting, has no liquidating preference over the common stock and each share is automatically convertible into two shares of common stock when such conversion has been approved by the Company’s common stockholders. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof. This stock is now cancelled.

On or about April 12, 2005, four individuals, three of whom are adult children or related thereto of the Company’s Chief Executive Officer, purchased 500,000 shares of the Company’s Series G Preferred Stock at a price of $0.20 per share. This transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof. This stock is now cancelled.

On or about March 15, 2005, the Company borrowed $25,000 from a lender evidenced by a secured convertible subordinated note due on September 15, 2005 and bearing interest at the annual rate of 20% payable at maturity.

The note was (i) secured by approximately $42,000 in one of the Company’s bank accounts; (ii) convertible into the Company’s common stock at the rate of $0.24 per share, subject to certain anti-dilution provisions; and (iii) subordinated to the Company’s Senior Indebtedness as that term is defined therein. At April 15, 2005 the outstanding principal balance of the note was $15,000. This note has now been cancelled. In addition, on or about April 11, 2005, the Company sold to this lender, for an aggregate purchase price of $100,000, 333,333 shares of restricted common stock and three-year warrants to purchase an aggregate of 100,000 shares at $0.50 per share, subject to appropriate anti-dilution provisions. This stock has now been cancelled. The sale of the restricted stock and warrants was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

We did not have any material commitments for capital expenditures as of December 31, 2005.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On or around August 1, 2005 we acquired all of the stock of Arrow Bermuda in exchange for Series AAA Preferred stock that was convertible into 96% of the Company’s common shares, subject to the satisfaction of certain conditions precedent. On November 14, 2005, the aforementioned conditions were satisfied and the Company issued 10,000,000 shares of Series AAA Convertible Preferred Stock to Empire Advisory, LLC (“Empire”), as agent, in payment of a note in the principal amount of $125,000,000 issued by Arrow Bermuda to Empire less transaction costs plus $1,161,000 in repayment of cash advances made to Arrow Bermuda. Arrow Bermuda’s principal asset is a Marketing and Distribution Agreement with Arrow Pacific for the world-wide commercial exploitation of natural resources. In connection therewith, Empire agreed to pay, and has paid, certain of our expenses, aggregating $350,000. Empire was founded and is managed by Peter J. Frugone, who, is our Chief Executive Officer as well as one of our directors

On May 28, 2005, the Company entered into five-year Engagement Agreement with Hans Karundeng, the controlling shareholder of Arrow Pacific. Pursuant to this agreement, Mr. Karundeng will provide the Company with business and financial consulting services for which he will be paid $1,000,000 annually. On August 1, 2005, the Company entered into a five-year Employment Agreement with Rudolph Karundeng, Hans Karundeng’s son, pursuant to which Rudolph Karundeng will be employed as our Chairman of the Board and be responsible for executive oversight, strategic planning and direction of field operations. He will be paid $1,000,000 annually for these services.

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

The former CNE Directors held a Board meeting on October 21, 2005, at which they agreed to cause the Company to satisfy its $125,000,000 note plus $1,161,000 to Empire by issuing the 10,000,000 shares of voting Series AAA Preferred Stock to Empire, acting as agent, on the condition that we receive (i) an independent valuation of Arrow Bermuda’s Marketing and Distribution agreement with Arrow Pacific acceptable to us and (ii) Arrow Bermuda’s financial statements, independently audited, that would reflect a stockholders’ equity of approximately $124,000,000. after repayment of the $125,000,000 note to Empire without incurring debt to effect that repayment. Our former Board believed that, in reliance upon the independent valuation, the effectiveness of Arrow Pacific’s license with the government of Papua, New Guinea and the land leases in accordance with their terms, and upon the accuracy of Arrow Bermuda’s audited financial statements and the information provided to us by Arrow Pacific about its business, our issuance of the 10,000,000 shares of voting Series AAA Preferred stock to Empire, as agent, in payment for Arrow Bermuda’s $125,000,000 note to Empire would be fair to our existing stockholders from a financial and equitable point of view. The former Board received and reviewed the independent valuation and the audited financial statements. Based on the foregoing, our Board effected the issuance of the Series AAA Preferred and all related transactions and the change in control.

At the October 21, 2005 meeting, our Board also approved that, as part of our agreement with Empire, we would change our name to Arrow Resources Development, Inc., change our jurisdiction of organization from Delaware to Bermuda, and amend our Certificate of Incorporation to increase the number of shares we are authorized to issue to 1 billion. The former Board also agreed that upon repayment of the $125,000,000 Note plus cash, we would cancel all of our preferred stock other than the Series AAA Preferred Stock to be issued to Empire, acting as agent, all of our material debt obligations and all of our outstanding warrants and options. In furtherance thereof, we:

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

Subsequent to satisfying the Company’s note to Empire, as agent, by issuing Empire the 10,000,000 shares of Series AAA Preferred Stock, on November 14, 2005, we entered into an agreement with Messrs. Eichsteadt and Sullivan and David B. Batzer pursuant to which we sold SRC Technologies, Inc. our wholly-owned subsidiary, and SRC-ECI, Inc., SRC’s wholly-owned subsidiary, and a patent associated with these businesses, to Messrs. Eichsteadt and Sullivan in consideration for (1) the cancellation of debt in the aggregate amount of $50,000 we owed to Messrs. Eichsteadt and Sullivan, (2) the cancellation of debt in the aggregate amount of approximately $150,000 SRC owed to Mr. Eichsteadt, (3) the cancellation of debt in the aggregate amount of approximately $300,000 SRC owed to Mr. Batzer, (4) the return to us by Messrs. Eichsteadt and Sullivan of an aggregate of 1,000,000 shares of our Series AA Preferred Stock and 4,867,938 shares of our Series C Preferred Stock and (5) the return by Messrs. Eichsteadt, Sullivan and Batcher of options and warrants to purchase an aggregate of 486,000 shares of our common stock between the company and SRC Technologies, Inc. and SRC ECI, Inc. We have since retired and/or canceled all of the securities returned to us pursuant to this agreement. As part of this transaction Mr. Eichsteadt resigned as a director. All intercompany debt was eliminated prior to closing.

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

Name	Consideration Exchanged	Number of Common Shares Issued
Joseph G. Anastasi	25,000 options and $26,667 debt	116,894
George W. Benoit (1)(2)(4)	600,000 options	479,887
Maureen Benoit (1)	3,007,903 options and $515,000 debt	2,656,326
George W. Benoit, Jr. (2)	49,600 shares of preferred stock	496,000
Kevin J. Benoit (2)(3)	59,400 shares of preferred stock, 514,277 options and $56,667 debt	712,750
Frank Ciolli (3)	1,542,833 options and $181,625 debt	377,324
Anthony S. Conigliaro	1,314,277 warrants and options and $56,667 debt	1,857,538
Charles W. Currie	25,000 options and $26,667 debt	112,639
David W. Dube	100,000 options	72,117
Grace C. Linblom (3)	2,081,550 options and $250,000 debt	545,167
Anne B. Mullen (2)	22,913 shares of preferred stock	228,930
Michael Mullen (4)	8,000 shares of preferred stock	80,000
Nancy C. Zucco (2)	43,003 shares of preferred stock	430,230

Total		8,165,802	(5)

(1)	Maureen Benoit is George W. Benoit’s wife.

(2)	This person is an adult child of George W. Benoit.

(3)	This person was a holder of 10% or more of our common stock at the time of the agreement.

(4)	Mr. Mullen is George W. Benoit’s son-in-law.

(5)	Barry Feiner, CNE Group, Inc.’s corporate counsel at the time of the transaction, received 1,041,807 shares for consideration of deferred payment. Including Mr. Feiner’s share, the total amount of shares issued is 9,207,609.

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

Since receiving his degree in Economics from UCLA, Rudolph Karundeng has been Director in numerous corporations throughout the world including Golden Summit Inc. a small-cap company lender and loan facilitator, Du Motier International Corporation, a note structure developer as well as a bank loan facilitation consultant. During his tenure as a Director for these companies he has been involved in facilitating the loans for 25 Clients, which had a loan range from $100 Million to $1.8 Billion for various projects including mining, manufacturing, and marketing.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 17, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: April 17, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PETER J. FRUGONE Peter J. Frugone	President and Chief Executive Officer and Director (principal executive officer)	April 17, 2006

/S/ PETER J. FRUGONE Peter J. Frugone	Principal Accounting Officer (principal financial and accounting officer)	April 17, 2006

/S/ RUDOLPH KARUNDENG Rudolph Karundeng	Chairman of the Board	April 17, 2006

/S/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	April 17, 2006

/S/ JOHN W. ALLEN John W. Allen	Director	April 17, 2006

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

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES

DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”) under which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to the Company, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company by Empire Advisory, LLC, as agent. Under the Agreement, the Company changed its name to Arrow Resources Development, Inc. and divested all operations not related to Arrow Bermuda. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

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

NOTE 4 - INCOME TAXES

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

NOTE 5 - NOTES PAYABLE

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable.

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

NOTE 8 - STOCKHOLDER’S EQUITY

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

NOTE 9 - GOING CONCERN

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

NOTE 10 - COMMITMENTS AND OTHER MATTERS

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

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

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

NOTE 11 - SUBSEQUENT EVENT

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

See Notes to Consolidated Financial Statements.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

NOTE A - THE COMPANY

Business

CNE Group, Inc. (the “Company” or “CNE”) is a holding company whose primary operating Subsidiaries, before divestitures, were SRC Technologies, Inc. (“SRC”) and U.S. Commlink, Ltd. (“USCL”). SRC, also a holding company, is the parent of Connectivity, Inc. (“Connectivity”) and Econo-Comm, Inc. (d/b/a Mobile Communications) (“ECI”). Connectivity, ECI and USCL market, manufacture, repair and maintain remote radio and cellular-based emergency response products to a variety of federal, state and local government institutions, and other vertical markets throughout the United States. The Company had intellectual property rights to certain key elements of these products—specifically, certain communication, data entry and telemetry devices. During the period from January 1, 2005 to November 14, 2005, the Company divested all active subsidiaries (except Arrow) and repurchased and retired all debt and preferred stock in preparation for the recapitalization and subsequent merger with Arrow on November 14, 2005. The consolidated financial statements show the position and results of CNE immediately prior to the recapitalization.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

9. In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338—all owned by the Company. On October 1, 2004, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 $5,867 to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

NOTE G - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC. (CONTINUED)

Background of the Transaction and Change in Control

On November 14, 2005, the Company issued 10,000,000 shares of our Series AAA Preferred Stock to Empire, as agent, in payment for the note in the principal amount of $125,000,000 issued by Arrow. In connection therewith, Empire has agreed to pay certain of the Company’s expenses, including expenses relating to this transaction, aggregating approximately $350,000.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

24% Secured Notes

In July and August 2004, the Company issued $150,000 of its 24% Secured Notes due April 30, 2005 to the wife of the Chief Executive Officer and an existing 10% subordinated noteholder of the Company. Interest on the notes is payable quarterly in arrears. The notes are secured by (i) all the stock of SRC and USCL, and (ii) the pledge of Patent Nos. 6,060,979, 6,047,173 and 5,701,338—all owned by the Company. On October 1, 2004, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $5,867 of interest due on such date to January 1, 2005 in consideration of the Company issuing to them 53,333 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.33 per share. On January 1, 2005, the holders of 100% of the Company’s 24% Secured Notes agreed to defer $9,200 of interest due on such date and further defer the interest that was due and deferred on October 1, 2004 ($5,867) to April 1, 2005 in consideration of the Company issuing to them 113,000 Class B Warrants of the Company, each to give the holder thereof the right to purchase a share of common stock at $0.40 per share. At December 31, 2004 the outstanding balance on the notes was $150,000.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once Arrow commences sales. As of November 14, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire, as agent, and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement was taken during the period from January 1, 2005 to November 14, 2005, as the relevant operations had not yet commenced. Operations are expected to commence no later than the first quarter of 2006.

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

Peter Frugone is a member of the Board of Directors of Arrow and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable.

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

NOTE O - CAPITAL CONTRIBUTIONS

On June 9, 2004 an officer and an employee of the Company waived $40,000 of interest on certain the outstanding 8% promissory notes (see Note H) and has been reflected in the financial statements as contributions to the capital of the Company during the year ended December 31, 2004.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

NOTE R - STOCK OPTION PLANS

At December 31, 2004, CNE had a stock-based employee compensation plan—the 2003 Stock Incentive Plan. Two of Company’s Subsidiaries each had separate stock-based employee compensation plans. These Subsidiaries’ plans were contractually terminated by the Company upon the acquisition of SRC and ECI on April 23, 2003. Furthermore, on March 14, 2003, all recipients of options granted pursuant to these terminated plans rescinded all of their interests.

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

NOTE R - STOCK OPTION PLANS (CONTINUED)

The following table presents information relating to stock options outstanding at December 31, 2004 relating to the 2003 Incentive Stock Plan:

	Options Outstanding		Weighted Average Remaining Life in Years	Options Available
Range of Exercise Price	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
$0.15 - $3.00	5,679,000	$0.85	7.86	4,321,000	$0.84

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

CNE GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements - November 14, 2005 and December 31, 2004

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

On November 22, 2005, CNE’s directors resigned and appointed designees of the Preferred Stockholders to be the Company’s directors.

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

33	Marketing and Distribution Agreement

34	Management Agreement – Empire Advisory

35	Employment Agreement – Rudolph Karundeng

36	Engagement Agreement – Hans Karundeng