Form 10QSB
period 2006-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2006-05-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2006.

Class	Outstanding at May 5, 2006

Common stock - par value $0.00001	649,543,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2006

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	1

	Consolidated Statement of Operations for the three months ended March 31, 2006	2

	Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2006	3

	Consolidated Statement of Cash Flows for the three months ended March 31, 2006	4

	Notes to the Consolidated Financial Statements	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Other Information	16

Item 3.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
ASSETS

Current:
Cash	$3,852	$3,084
Prepaid expenses	4,405	—
Total current assets	8,257	3,084

Amortizable intangible asset
Marketing and distribution agreement	125,000,000	125,000,000

Total assets	$125,008,257	$125,003,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $1,292,821 and $844,212 due to shareholders, respectively)	$1,855,124	$1,482,877
Due to related parties	2,060,970	1,332,764
Note payable, including accrued interest of $20,000	245,000	220,000

Total liabilities	4,161,094	3,035,641

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,240 issued and outstanding	6,495	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—	—
Additional paid-in capital	123,233,206	123,233,206
Accumulated deficit	(2,392,538)	(1,272,258)

Total stockholders’ equity	120,847,163	121,967,443

Total liabilities and stockholders’ equity	$125,008,257	$125,003,084

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (during the development stage)

	For the Three Months Ended March 31, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	Accumulated during the development stage Period From Inception (November 15, 2005) to March 31, 2006

Revenue	$--	$--	$--
Operating expenses:
Consulting fees and services, including $864,676 and $939,401 incurred to related parties, respectively	936,614	1,022,087	1,958,701
General and administrative	183,666	919	184,585

Total operating expenses	1,120,280	1,023,006	2,143,286

Loss from operations during the development stage	(1,120,280)	(1,023,006)	(2,143,286)
Other Expense:
Expenses incurred as part of recapitalization transaction	--	249,252	249,252

Net loss	$(1,120,280)	$(1,272,258)	$(2,392,538)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.001)	$(0.003)	$(0.004)
Weighted-average number of shares of common stock outstanding	649,543,240	423,841,112	572,112,583

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders’ Equity (during the development stage)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	(2,674,761)	$--	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967		125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005				(1,272,258)	(1,272,258)
Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Net loss				(1,120,280)	(1,120,280)
Balance at March 31, 2006	649,543,240	$6,495	$123,233,206	$(2,392,538)	$120,847,163

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (during the development stage)

	For the Three Months Ended March 31, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	For the Period From Inception (November 15, 2005) to March 31, 2006

Net loss	$(1,120,280)	$(1,272,258)	$(2,392,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	--	1,264,217	1,264,217
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	372,247	246,316	618,563
Increase in prepaid expenses	(4,405)	--	(4,405)
Net cash used in operating activities	(752,438)	238,275	(514,163)

Cash flows from financing activities:
Cash acquired as part of merger transaction	--	39,576	39,576
Proceeds of issuance of note payable	25,000	--	25,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	728,206	(324,767)	403,439
Advances from senior advisor	--	50,000	50,000
Net cash provided by financing activities	753,206	(235,191)	518,015

Net change in cash	768	3,084	3,852
Cash balance at beginning of period	3,084	--	--
Cash balance at end of period	$3,852	$3,084	$3,852

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$--	$--	$--
Interest expense	$--	$--	$--
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$--	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$--	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$--	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$--	$220,000	$220,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), is a development stage company. The Company was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.”) the Company’s wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource products and currently has an exclusive marketing and distribution agreement with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”) to market lumber and related products from land leased by Arrow PNG’s timber subsidiaries in Papua, New Guinea. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Arrow Resources Development, Ltd. (“Arrow”). All significant inter-company balances and transactions have been eliminated.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period ended March 31, 2006. As of March 31, 2006, there are no dilutive equity instruments outstanding.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123 (R) became effective for the interim period beginning July 1, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006. It had no impact on the Company’s overall results of operations or financial position.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued):

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”) under which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to the Company, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company by Empire Advisory, LLC (“Empire”), as agent. Under the Agreement, the Company changed its name to Arrow Resources Development, Inc. and divested all operations not related to Arrow Bermuda. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$1,517,175

Total deferred tax assets	1,517,175
Less valuation allowance	(1,517,175)
Net deferred tax assets	$—

As of March 31, 2006, the Company has a net operating loss carryforwards of approximately $4,462,000 that expire through 2026. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. During the three months ended March 31, 2006, the increase in the valuation allowance was $380,895.

Net operating losses carried forward from the period prior to the recapitalization generated from discontinued operations of CNE are not available to the Company, as the Company has exited the relevant business activities.

NOTE 5 - NOTES PAYABLE

As of March 31, 2006 and December 31, 2005, the Company had notes payable outstanding as follows:

Holder	Terms	March 31, 2006	December 31, 2005

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	--
Accrued interest (1)		20,000	20,000

Total		$245,000	$220,000

(1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the three months ended March 31, 2006, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

As discussed in Note 1, in August 2005, Arrow Ltd. executed a marketing and distribution agreement with Arrow PNG. This agreement was valued at fair value as determined based on an independent appraisal, which approximated the market value of 96% of the CNE public stock issued in settlement of the note.

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement was taken during the three months ended March 31, 2006, as the relevant operations had not yet commenced. Operations are expected to commence during the 2006 fiscal year.

NOTE 7 - RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC:

Effective August 1, 2005, Arrow Ltd. entered into a Management Agreement with Empire, under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for rent, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction. In addition, the Board authorized a one-time payment of $500,000 to Empire upon closing the transaction.

As of March 31, 2006 and December 31, 2005, the Company had short-term borrowings of $1,674,545 and $1,282,764, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. In addition the Company received advances of $336,425 and $50,000, respectively, from Hans Karundeng. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2006 incurred to Empire totaled $364,676.

During the three months ended March 31, 2006, the Company received additional advances of $27,105 from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2006 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $500,000. In addition, as of March 31, 2006 and December 31, 2005, the Company owed them a $1,292,821 and $844,212, respectively, under these agreements. These agreements are discussed in detail in Note 10.

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

During 2005, CNE divested or discontinued all of its subsidiaries in preparation for the reverse merger transaction. Accordingly, the results of operations for the divested or discontinued subsidiaries are not included in the consolidated results presented herein. In conjunction with the divestitures, CNE repurchased and retired all preferred stock and made certain payments to related parties.

In conjunction with the reverse merger transaction, the Company retired 1,238,656 shares of Treasury Stock.

NOTE 9 - GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,120,280 for the three months ended March 31, 2006, and a net loss during the development stage from inception in November 15, 2005 through March 31, 2006 of $2,392,538. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

During the three months ended March 31, 2006, the Company made cash payments of $45,296 to Hans Karundeng and $6,093 to Rudolph Karundeng under the agreements.

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

[3] Litigation

The Company has no current pending litigation.

The minimum future obligations for consulting fees and services are as follows:

Years Ending March 31,	Amounts

2007	$3,766,667
2008	4,058,333
2009	4,422,917
2010	4,878,646
2011	1,486,052

$18,612,614

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 - SUBSEQUENT EVENTS

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to Lestari for fees equal to 10% of Lestari’s gross revenue payable, commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years.

On April 9, 2006, the Company entered into a marketing and distribution agreement with Shanghai Heyang Bio-Technology Development Co., Ltd. (“Shanghai”), a China limited company, in which Shanghai will supply and sell all of its timber resource products through the Company. The Company will market, promote, distribute and sell those timber resource products worldwide. The Company will be entitled to ten percent (10%) of the gross revenue earned by the Company from the sale of the products. The term of the agreement is effective upon execution and shall remain in effect for ninety-nine (99) years.

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this report, the words, "anticipates," "expects," "believes," "may," "intends," and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Forward-looking statements involve risks and uncertainties, including, but not limited to, the consummation of certain events referred to in this report, technological changes, competitive factors, maintaining customer and vendor relationships, inventory obsolescence and availability, and other risks detailed in the Company's periodic filings with the Securities and Exchange Commission, which could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

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

On August 1, 2005, Arrow Ltd. entered into the Marketing Agreement with Arrow Pacific and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), acting as agent, due on or before December 31, 2005. Empire is Arrow Pacific’s merchant banker. The Note permitted the Company, as Arrow’s sole stockholder, to cause Arrow to repay the Note in cash or with 10,000,000 shares of the Company’s non-voting Series AAA Preferred Stock.

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

VALUATION OF PURCHASED INTANGIBLE ASSETS

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company’s overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company’s overall results of operations or financial position.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2006

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Bermuda is still in the development stage. For the three months ended March 31, 2006 we incurred consulting fees of $936,614 of which, $864,676 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125 million preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of March 31, 2006 and December 31, 2005 the Company had $3,852 and $3,084 of cash, respectively. We had losses of approximately $1.1 million for the three months ended March 31, 2006, and do not currently generate any revenue. In order for us to survive during the next twelve months we will need to secure approximately $3 million of debt or equity financing. As of March 31, 2006 we have secured approximately $411,000 of equity financing through non-interest bearing notes for future sales of shares of $25,000 by investors and $386,000 by a shareholder.

We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2006 and December 31, 2005, we had no off-balance sheet arrangements.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

None

Item 3.	Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any litigation.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Index

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated:	May 15, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated:	May 15, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer