Form 10QSB
period 2006-06-30
ARROW RESOURCES DEVELOPMENT INC
filed 2006-08-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2006.

Class	Outstanding at August 10, 2006

Common stock - par value $0.00001	649,543,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB
SIX MONTHS ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION			Page

Item 1.	Financial Statements:

		Consolidated Balance Sheets (At June 30, 2006 and December 31, 2005)	1

		Consolidated Statement of Operations (Three months and six months
		ended June 30, 2006 and for the period from inception November 15, 2005
		to June 30, 2006)	2

		Consolidated Statement of Changes in Stockholders’ Equity (For the six
		months ended June 30, 2006)	3

		Consolidated Statement of Cash Flows (For the six months ended
		June 30, 2006 and for the period from inception November 15, 2005
		to June 30, 2006))	4-5

		Notes to the Consolidated Financial Statements	6-14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		15-18

Item 3.	Controls and Procedures		18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings		18

Item 2.	Other Information		18

Item 3.	Exhibits		19

Signatures			20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (during the development stage)
June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
ASSETS
Current:
Cash	$186	$3,084
Prepaid expenses	3,776	—
Total current assets	3,962	3,084

Amortizable intangible asset
Marketing and distribution agreement	125,000,000	125,000,000

Total assets	$125,003,962	$125,003,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $1,674,066 and $844,212 due to shareholders, respectively)	$2,144,747	$1,482,877
Due to related parties	2,704,921	1,332,764
Note payable, including accrued interest of $20,000 (2005)	245,000	220,000

Total liabilities	5,094,668	3,035,641

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,240 issued and outstanding	6,495	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—	—
Additional paid-in capital	123,233,206	123,233,206
Accumulated deficit	(3,330,407)	(1,272,258)

Total stockholders’ equity	119,909,294	121,967,443

Total liabilities and stockholders’ equity	$125,003,962	$125,003,084

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (during the development stage)
For the three months and six months ended June 30, 2006 and for the period from inception November 15, 2005 to June 30, 2006)

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	Accumulated during the development stage Period From Inception (November 15, 2005) to June 30, 2006

Revenue	$-	$-	$-	$-
Operating expenses:
Consulting fees and services, including $784,084, $1,648,760 and $939,401 incurred to related parties, respectively	817,059	1,753,674	1,022,087	2,775,761
General and administrative	120,811	304,475	919	305,394

Total operating expenses	937,870	2,058,149	1,023,006	3,081,155

Loss from operations during the
development stage	(937,870)	(2,058,149)	(1,023,006)	(3,081,155)

Other Expense:
Expenses incurred as part of recapitalization transaction	-	-	249,252	249,252

Net loss	$(937,870)	$(2,058,149)	$(1,272,258)	$(3,330,407)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.001)	$(0.003)	$(0.003)	$(0.006)

Weighted-average number of shares of common stock outstanding	649,543,240	649,543,240	423,841,112	603,016,924

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders’ Equity (during the development stage)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	(2,674,761)	$--	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967		125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005				(1,272,258)	(1,272,258)
Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Net loss				(2,058,149)	(2,058,149)
Balance at June 30, 2006	649,543,240	$6,495	$123,233,206	$(3,330,407)	$119,909,294

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (during the development stage)
For the six months ended June 30, 2006 and for the period from inception November 15, 2005 to June 30, 2006)

	For the Six Months Ended June 30, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	For the Period From Inception (November 15, 2005) to June 30, 2006
Net loss	$(2,058,149)	$(1,272,258)	$(3,330,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	661,870	246,316	908,186
Increase in prepaid expenses	(3,776)	-	(3,776)
Net cash provided by (used in) operating activities	(1,400,055)	238,275	(1,161,780)

Cash flows from financing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Proceeds of issuance of note payable	25,000	-	25,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,372,157	(324,767)	1,047,390
Advances from senior advisor	-	50,000	50,000
Net cash provided by (used in) financing activities	1,397,157	(235,191)	1,161,966

Net change in cash	(2,898)	3,084	186
Cash balance at beginning of period	3,084	-	-
Cash balance at end of period	$186	$3,084	$186

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period ended June 30, 2006. As of June 30, 2006, there are no dilutive equity instruments outstanding.

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The significant components of the Company’s deferred tax assets as of June 30, 2006 are as follows:

Net operating loss carryforward	$1,836,051
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	1,836,051
Less valuation allowance	(1,836,051)

Net deferred tax assets	$—

As of June 30, 2006, the Company has a net operating loss carryforward of $5,400,149 that expire through 2026. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. During the six months ended June 30, 2006, the increase in the valuation allowance was $699,771.

Net operating losses carried forward from the period prior to the recapitalization generated from discontinued operations of CNE are not available to the Company, as the Company has exited the relevant business activities.

NOTE 5 - NOTES PAYABLE

As of June 30, 2006 and December 31, 2005, the Company had notes payable outstanding as follows:

Holder	Terms	June 30,	December 31,
		2006	2005

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	--
Accrued interest (1)		20,000	20,000

Total		$245,000	$220,000

(1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the six months ended June 30, 2006, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

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

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement was taken during the six months ended June 30, 2006, as the relevant operations had not yet commenced. Operations are expected to commence during the fourth quarter of 2006 fiscal year.

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

As of June 30, 2006 and December 31, 2005, the Company had short-term borrowings of $2,318,496 and $1,282,764, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. In addition the Company received advances of $336,425 and $50,000, respectively, from Hans Karundeng. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2006 incurred to Empire totaled $732,094.

During the six months ended June 30, 2006, the Company received additional advances of $303,639 from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2006 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $916,666. In addition, as of June 30, 2006 and December 31, 2005, the Company owed them $1,674,066 and $844,212, respectively, under these agreements. These agreements are discussed in detail in Note 10.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,058,149 for the six months ended June 30, 2006, and a net loss during the development stage from inception in November 15, 2005 through June 30, 2006 of $3,330,407. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”)

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to the Company's cash flow.

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he will continue to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng’s annual salary is to be $500,000.

During the six months ended June 30, 2006, the Company made cash payments of $62,758 to Hans Karundeng and $23,555 to Rudolph Karundeng under the agreements.

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

[3] Litigation

The Company is a party to a lawsuit where the plaintiff is alleging that he is entitled to $60,000 and 1.3 million of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April of 2005. The Company and its counsel strongly feel that the plaintiff’s claims against the Company have no merit, the likelihood of an unfavorable outcome is very low, and is prepared to vigorously defend the matter.

In May 2006, the Company was advised that they were in default of a settlement agreement entered into in January of 2005 by CNE related to the release of unrestricted, freely-tradable, non-legend shares of stock. Management has agreed to release shares of the Company’s stock in consideration of the above matter

[4]Consulting and Marketing Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non profit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of June 30, 2006, the Company has not recovered any revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to Lestari for an annual fee, payable quarterly, equal to 10% of Lestari’s gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2006, the Company has not recovered any revenue from this agreement.

On April 9, 2006, the Company entered into a marketing and distribution agreement with Shanghai Heyang Bio-Technology Development Co., Ltd. (“Shanghai”), a China limited company, in which Shanghai will supply and sell all of its timber resource products through the Company. The Company will market, promote, distribute and sell those timber resource products worldwide. The Company will be entitled to ten percent (10%) of the gross revenue earned by the Company from the sale of the products. The term of the agreement is effective upon execution and shall remain in effect for ninety-nine (99) years. As of June 30, 2006, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

The minimum future obligations for consulting fees and services are as follows:

Years Ending June 30,	Amounts
2007	$3,329,167
2008	3,636,458
2009	4,020,573
2010	4,385,647
2011	445,117
$15,816,963

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

On July 13, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2006

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Bermuda is still in the development stage. For the three months and six months ended June 30, 2006 we incurred consulting fees of $817,059 and $1,753,674, respectively, of which, $784,084 and $1,648,760, respectively, was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125 million preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of June 30, 2006 and December 31, 2005 the Company had $186 and $3,084 of cash, respectively. We had losses of approximately $.9 and $2.1 million for the three and six months ended June 30, 2006, respectively, and do not currently generate any revenue. In order for us to survive the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to receive these funds no later than September 30, 2006.

We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2006 and December 31, 2005, we had no off-balance sheet arrangements.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

None.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any litigation.

Item 2.	Other Information

None

Item 3.	Exhibits

Exhibit Index

31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2  Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1  Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2  Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

____ Consulting Agreement - Dekornas GMPLH

____ Consulting Agreement - P.T. Eucalyptus Alam Lestari

____ Marketing and Distribution Agreement - Shanghai Heyang Bio-Technology Development Co., Ltd.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Dated:	August 14, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Chief Executive Officer

Dated:	August 14, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer