Form 10QSB
period 2006-09-30
ARROW RESOURCES DEVELOPMENT INC
filed 2006-11-14
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2006.

Class	Outstanding at November 6, 2006
Common stock - par value $0.00001	649,543,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements:

Consolidated Balance Sheets (At September 30, 2006 and December 31, 2005)	F-1

Consolidated Statement of Operations (three months and nine months ended September 30, 2006 and for the period from inception November 15, 2005 to September 30, 2006)	F-2

Consolidated Statement of Changes in Stockholders’ Equity (For the nine months ended September 30, 2006)	F-3

Consolidated Statement of Cash Flows (For the nine months ended September 30, 2006 and for the period from inception November 15, 2005 to September 30, 2006)	F- 4

Notes to the Consolidated Financial Statements	F - 5-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Other Information	17

Item 3. Exhibits	18

Signatures	19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (during the development stage)
September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
ASSETS
Current:
Cash	$—	$3,084
Prepaid expenses	1,888	—
Total current assets	1,888	3,084

Amortizable intangible asset
Marketing and distribution agreement	125,000,000	125,000,000

Total assets	$125,001,888	$125,003,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $2,049,066 and $844,212 due to shareholders, respectively)	$2,771,248	$1,482,877
Due to related parties	2,846,147	1,332,764
Notes payable, including accrued interest of $20,000 (2005)	245,000	220,000

Total liabilities	5,862,395	3,035,641

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,240 issued and outstanding	6,495	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—	—
Additional paid-in capital	123,433,206	123,233,206
Accumulated deficit	(4,300,208)	(1,272,258)

Total stockholders’ equity	119,139,493	121,967,443

Total liabilities and stockholders’ equity	$125,001,888	$125,003,084

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (during the development stage)
For the three months and nine months ended September 30, 2006 and for the period from inception (November 15, 2005) to September 30, 2006

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	Accumulated during the development stage for the Period From Inception (November 15, 2005) to September 30, 2006

Revenue	$-	$-	$-	$-
Operating expenses:
Consulting fees and services, including $794,045, $2,442,805 and $939,401 incurred to related parties, respectively	807,300	2,560,972	1,022,087	3,583,059
General and administrative	162,503	466,978	919	467,897

Total operating expenses	969,803	3,027,950	1,023,006	4,050,956

Loss from operations during the development stage	(969,803)	(3,027,950)	(1,023,006)	(4,050,956)

Other Expense:
Expenses incurred as part of recapitalization transaction	-	-	249,252	249,252

Net loss	$(969,803)	$(3,027,950)	$(1,272,258)	$(4,300,208)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.001)	$(0.005)	$(0.003)	$(0.007)

Weighted-average number of shares of common stock outstanding	649,543,240	649,543,240	423,841,112	603,016,924

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders’ Equity (during the development stage)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in Capital	Deficit
Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	$(2,674,761)	$--	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967		125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005				(1,272,258)	(1,272,258)
Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company			200,000		200,000
Net loss				(3,027,950)	(3,027,950)
Balance at September 30, 2006	649,543,240	$6,495	$123,433,206	$(4,300,208)	$119,139,493

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (during the development stage)
For the nine months ended September 30, 2006 and for the period from inception (November 15, 2005) to September 30, 2006)

	For the Nine Months Ended September 30, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	Accumulated during the development stage for the Period From Inception (November 15, 2005) to September 30, 2006
Net loss	$(3,027,950)	$(1,272,258)	$(4,300,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Changes in operating asset and liabilities:
Increase in prepaid expenses	(1,888)	-	(1,888)
Increase in accounts and accrued expenses payable	1,288,371	246,316	1,534,687
Net cash provided by (used in) operating activities	(1,741,467)	238,275	(1,503,192)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Net cash provided by investing activities	-	39,576	39,576

Cash flows from financing activities:
Proceeds of issuance of note payable	25,000	-	25,000
Net increase (decrease) in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,513,383	(324,767)	1,188,616
Net increase in investments/capital contributed	200,000	-	200,000
Advances from senior advisor	-	50,000	50,000
Net cash provided by (used in) financing activities	1,738,383	(274,767)	1,463,616

Net change in cash	(3,084)	3,084	-
Cash balance at beginning of period	3,084	-	-
Cash balance at end of period	$-	$3,084	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), is a development stage company. The Company was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.” or “Arrow”) the Company’s wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource products and currently has an exclusive marketing and distribution agreement with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow PNG”) to market lumber and related products from land leased by Arrow PNG’s timber subsidiaries in Papua, New Guinea. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Arrow. All significant inter-company balances and transactions have been eliminated.

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

Fair value of financial instruments:

For financial statement purposes, financial instruments include cash, accounts and accrued expenses payable, and amounts due to Empire Advisory, LLC (“Empire”) (as discussed in Notes 6 and 7) for which the carrying amounts approximated fair value because of their short maturity.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period ended September 30, 2006. As of September 30, 2006, there are no dilutive equity instruments outstanding.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Interpretation clarifies the way companies are to account for uncertainty in income tax reporting and filing and prescribes a consistent recognition threshold and measurement attribute for recognizing, derecognizing, and measuring the tax benefits of a tax position taken, or expected to be taken, on a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006, although early adoption is possible. The Company does not plan to adopt early and the Company is currently in the process of evaluating the impact, if any, the adoption of the Interpretation will have on the 2007 financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”) under which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to the Company, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company, Empire, as agent. Under the Agreement, the Company changed its name to Arrow Resources Development, Inc. and divested all operations not related to Arrow Bermuda. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

The transaction was consummated upon the issuance of the Preferred Stock on November 14, 2005, which was used to settle the senior secured note payable for $125,000,000 and $1,161,000 of cash advances from Empire. The Preferred Stock was subsequently converted to common stock on December 2, 2005, for a total of approximately 649 million shares of common stock outstanding. This was recorded as a change of control transaction that was accounted for as a recapitalization of CNE.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The significant components of the Company’s deferred tax assets as of September 30, 2006 are as follows:

Net operating loss carryforward	$2,165,783
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	2,165,783
Less valuation allowance	(2,165,783)

Net deferred tax assets	$—

As of September 30, 2006, the Company has a net operating loss carryforward of $6,369,950 that expires through 2026. The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. During the nine months ended September 30, 2006, the increase in the valuation allowance was $1,029,503.

Net operating losses carried forward from the period prior to the recapitalization generated from discontinued operations of CNE are not available to the Company, as the Company has exited the relevant business activities.

NOTE 5 - NOTES PAYABLE

As of September 30, 2006 and December 31, 2005, the Company had notes payable outstanding as follows:

Holder	Terms	September 30,	December 31,
		2006	2005

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	--
Accrued interest (1)		20,000	20,000

Total		$245,000	$220,000

(1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the nine months ended September 30, 2006, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

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

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement was taken during the nine months ended September 30, 2006, as the relevant operations had not yet commenced. Operations are expected to commence during the 2007 fiscal year.

NOTE 7 - RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC:

Effective August 1, 2005, Arrow Ltd. entered into a Management Agreement with Empire, under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for rent, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction. In addition, the Board of Directors authorized a one-time payment of $500,000 to Empire upon closing the transaction.

As of September 30, 2006 and December 31, 2005, the Company had short-term borrowings of $2,354,722 and $1,282,764, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. In addition the Company received advances of $316,425 and $50,000, respectively, from Hans Karundeng. The Company will repay the loan amount in cash and conversion of the balance to shares of restricted stock of Arrow Resources Development, Inc., if and when issued. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125,000,000 senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the nine months ended September 30, 2006 incurred to Empire totaled $1,151,138.

During the nine months ended September 30, 2006, the Company received additional advances of $484,142 from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the nine months ended September 30, 2006 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,291,666. In addition, as of September 30, 2006 and December 31, 2005, the Company owed them $2,049,066 and $844,212, respectively, under these agreements. These agreements are discussed in detail in Note 10.

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. As of September 30, 2006, the Company has $125,000 left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,027,950 for the nine months ended September 30, 2006, and a net loss during the development stage from inception in November 15, 2005 through September 30, 2006 of $4,300,208. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 10 - COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG.

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to the Company's cash flow.

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he will continue to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng’s annual salary is to be $500,000 as a director.

During the nine months ended September 30, 2006, the Company made cash payments of $82,758 to Hans Karundeng and $23,555 to Rudolph Karundeng under the agreements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)
[2] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire, under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for reimbursable expenses, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction.

[3] Litigation

The Company is a party to a lawsuit where the plaintiff is alleging that he is entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. The Company and its counsel strongly feel that the plaintiff’s claims against the Company have no merit, the likelihood of an unfavorable outcome is very low, and is prepared to vigorously defend the matter.

In May 2006, the Company was advised that they were in default of a settlement agreement entered into in January of 2005 by CNE related to the release of unrestricted, freely-tradable, non-legend shares of stock. Management has agreed to release shares of the Company’s stock in consideration of the above matter.

[4]Consulting and Marketing Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non profit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of September 30, 2006, the Company has not recovered any revenue from this agreement.

On April 9, 2006, the Company entered into a marketing and distribution agreement with Shanghai Heyang Bio-Technology Development Co., Ltd. (“Shanghai”), a China limited company, in which Shanghai will supply and sell all of its timber resource products through the Company. The Company will market, promote, distribute and sell those timber resource products worldwide. The Company will be entitled to ten percent (10%) of the gross revenue earned by the Company from the sale of the products. The term of the agreement is effective upon execution and shall remain in effect for ninety-nine (99) years. As of September 30, 2006, the Company has not recovered any revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to Lestari for an annual fee, payable quarterly, equal to 10% of Lestari’s gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of September 30, 2006, the Company has not recovered any revenue from this agreement.

[5]Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with Arrow Pacific Resources Group Limited (“APR”) wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of September 30, 2006, the Company has received $200,000 from APR towards the fulfillment of this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

The minimum future obligations for consulting fees and services are as follows:

Years Ending September 30,	Amounts
2007	$3,376,042
2008	3,695,052
2009	4,093,815
2010	3,840,239
$15,005,148

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 - SUBSEQUENT EVENTS

In October 2006, the Company received an additional $335,000 capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share (as noted in Note 10 above).

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

ARROW RESOURCES DEVELOPMENT, LTD.

In August 2005, Arrow entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow Bermuda, in which Arrow (formerly CNE) was required to issue 10,000,000 shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow Bermuda’s designees, representing 96% of all outstanding equity of CNE on a fully diluted basis in exchange for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations (CareerEngine, Inc., SRC and US Commlink.) and changed its name to Arrow Resources Development, Inc.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The adoption of SFAS No. 157 will not have an impact on the Company's overall results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) the issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets as a net liability or asset as of December 31, 2006. The new standard does not address the accounting treatment for pension and postretirement benefits in the income statement. This will have no impact on the Company’s results of operations or financial position.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Bermuda is still in the development stage. For the three months and nine months ended September 30, 2006 we incurred consulting fees of $807,300 and $2,560,972, respectively, of which, $794,045 and $2,442,805, respectively, was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Bermuda in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of September 30, 2006 and December 31, 2005 the Company had $- and $3,084 of cash, respectively. We had losses of approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2006, respectively, and do not currently generate any revenue. In order for us to survive the next twelve months we will need to secure approximately $350,000 of debt or equity financing, $335,000 of which the Company has received in October 2006 (as noted in Note 11). We expect to receive the remaining funds no later than November 30, 2006.

We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2006 and December 31, 2005, we had no off-balance sheet arrangements.

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

The Company is a party to a lawsuit where the plaintiff is alleging that he is entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. The Company and its counsel strongly feel that the plaintiff’s claims against the Company have no merit, the likelihood of an unfavorable outcome is very low, and is prepared to vigorously defend the matter.

In May 2006, the Company was advised that they were in default of a settlement agreement entered into in January of 2005 by CNE related to the release of unrestricted, freely-tradable, non-legend shares of stock. Management has agreed to release shares of the Company’s stock in consideration of the above matter.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated:	November 14, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated:	November 14, 2006	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Peter J. Frugone Peter J. Frugone	Chief Executive Officer and Chairman (principal executive officer)	November 14, 2006

/s/ Peter J. Frugone Peter J. Frugone	Principal Accounting Officer (principal financial and accounting officer)	November 14, 2006

/s/ Rudolph Karundeng Rudolph Karundeng	Director	November 14, 2006

/s/ John E. McConnaughy, Jr. John E. McConnaughy, Jr.	Director	November 14, 2006

/s/ John W. Allen John W. Allen	Director	November 14, 2006