Form 10KSB
period 2006-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2007-04-02
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of Class)

(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Issuer’s revenues for 2006, its most recent fiscal year, were $0 from continuing operations.

The number of freely tradable shares not held by affiliates is 25,003,244.

As of March 19, 2007, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,750,487.

The number of shares outstanding of each of the issuer’s classes of common equity, as of March 19, 2007.

Class	Outstanding at March 19, 2007

Common stock - par value $0.00001	649,543,240

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-KSB constitutes “forward-looking statements” relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as

●	“may,”

●	“will,”

●	“would,”

●	“should,”

●	“could,”

●	“expect,”

●	“intend,”

●	“plan,”

●	“anticipate,”

●	“believe,”

●	“estimate,”

●	“predict,”

●	“potential” or

●	“continue,”

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

Glossary

“Arrow” - Arrow Resources Development, Inc. (also referred to as the “Company”), formerly known as CNE Group, Inc. prior to the name change that occurred on or around December 1, 2005.

“Arrow Ltd.” - Arrow Resources Development, Ltd., a company organized under the laws of Bermuda and a 100% owned subsidiary of Arrow. Arrow Ltd. was acquired by Arrow on or around August 1, 2005.

“APR” - Arrow Pacific Resources Group Limited, a British Virgin Islands company, is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%.

“GMPLH” - Gerakan Masyarakat Pelestari Lingkungan Hidup, is a non-profit organization in Indonesia founded by A. H. Moerdani and Hans Karundeng. GMPLH is an educational organization that acts as project developer, fundraiser, and project expeditor for agricultural and environmental projects throughout Indonesia.

“P.T. Eucalyptus” - P.T. Eucalyptus Alam Lestari is an Indonesian registered company owned by Hans Karundeng and is a wholly owned subsidiary of Arrow Pacific Resources Group Limited (“APR”). This company is the Indonesian operating company that is the interface between GMPLH and all of the operating units and joint venture partners. P.T. Eucalyptus is responsible for the supervision of planning of all harvesting, land preparation, and planning of both the eucalyptus tree plantation and a large-scale agricultural operation.

“Arrow Pte.” - Arrow Pacific Resources (s) Pte. Ltd. is organized under the laws of Singapore and is a wholly owned subsidiary of Arrow Pacific Resources Group Limited (“APR”). Arrow Pte. is the operating company for the Papua New Guinea project and responsible for the supervision of planning of all harvesting, land preparation, and planning of both the eucalyptus tree plantation and a large-scale agricultural operation.

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

INTRODUCTION

We used to be a telecommunications and recruiting company formally known as CNE Group, Inc. We changed our name to Arrow Resources Development, Inc. on or around December 1, 2005.

The Company elected to shift its business focus from telecommunications and recruiting to the worldwide commercial exploitation of natural resources.

Arrow serves as the corporate finance and management infrastructure developer for large scale plantation/farming operations in Indonesia and Papua New Guinea. These projects, which are first and foremost environmental restorations and social engineering projects, are to be done in cooperation with the governments of Indonesia and Papua New Guinea and in partnership with Gerakan Masyarakat Pelestari Lingkungan Hidup (“GMPLH”), the largest nonprofit organization in Indonesia, and Arrow Pacific Resources Group Limited (“APR”). The goal of the development team is to restore 3,000,000 hectares of “critical land” (land that has been illegally harvested by local farmers) in Indonesia and 334,000 hectares in Papua New Guinea through the creation of eucalyptus plantations and the large-scale farming operations. Arrow has developing and will maintain the corporate operating structure, financial operations, sales and marketing activities and the administration of the corporate citizenship programs. Arrow will also develop all of the necessary public relations and communications programs to sustain these rapidly growing operations. APR, along with all of its operating units and Arrow are collectively referred to in this document as "the companies".

APR, a British Virgin Islands registered company, was founded by Hans Karundeng, an Indonesian industrialist and financier for the purpose of developing natural resource assets controlled by his interest in a group of companies that are developing plantation and farming operations in Indonesia and Papua New Guinea.

Arrow, along with its project partners GMPLH and P.T. Eucalyptus Alam Lestari (“P.T. Eucalyptus”), an Indonesian registered wholly owned subsidiary of APR, have developed a synergy of agro-biotechnology and cutting edge forestry and agricultural practices in response to the growing demand for timber and farming products.

The companies will execute their plantation and farming operating plan through the implementation of a sound land management system, promotion and/or establishment of infrastructural development programs and provisions for financial, economic and social growth to the people in the development areas. It is essential for the development to take into consideration local bio-physical environment conditions as well as the traditional and cultural beliefs of the local villagers. In conjunction with local inhabitants, the companies have developed a plan that will maximize profits to the greatest potential of the area, while increasing employment and constantly re-evaluating their administrative and management programs. The companies will work to achieve superior safety performance, implement reliable harvesting, replanting and farming processes, and become a leader of the industries of sustainable forestry and farming as well as leaders in the development of socially conscious and environmentally sensitive land development throughout the world.

On or around August 1, 2005, Arrow Pacific Resources (s) Pte. Ltd. (“Arrow Pte.”) entered into a Marketing and Distribution Agreement with Arrow Resources Development Ltd. (“Arrow Ltd.”) (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow, that provides for both Companies to receive 10% of the gross sales generated by all plantation and mining operations and any and all derivative products (e.g. paper, pulp, chips). Under this agreement, Arrow acts as collection and disbursement consultant and agent for all operations. Arrow collects all gross revenue from all customers, retains 10% and disburses the remaining 90% to APR’s various business units which becomes their gross revenues.

In April of 2006, Arrow Ltd. entered into an agency agreement with APR to provide marketing and distribution services for timber resource products. Arrow Ltd. currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH located in Indonesia which is operated by APR and its subsidiaries. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

The companies’ Asian offices are in Singapore, Jakarta and Kendari Indonesia and their plantation/farming activities are in Indonesia and Papua New Guinea. Hans Karundeng is a director of the nonprofit organization GMPLH and is the principal stockholder of Arrow, the principal stockholder on APR and principal stockholder of all the Indonesian registered companies.

Through APR’s eucalyptus plantations in Indonesia and Papua New Guinea, we are poised to capitalize on the increasing demand for paper and timber products in developing international markets, most notably Asia, where rising standards of living have created a demand for larger quantities of printed material, packaging, personal care paper products, and industrial paper supplies. The proximity of APR’s operations to this principal Asian market enables APR to supply that market in a competitive manner.

THE ARROW COMPANIES - GENERAL

Arrow, as part of the Management Agreement, has built and maintains all of the companies’ corporate finance activities, corporate operations structure, financial management activities, international banking activities, supervision of all accounting and auditing activities, corporate research and development activities, maintenance of the companies’ global MIS, direction of all marketing and sales activities and all the general administrative functions. Arrow has also developed and maintained the companies’ scientific advisory team and corporate citizenship programs. Additionally, the Company supervises all legal and accounting activities necessary to retain its public listing.

APR, with its joint-venture partners, conducts all of the on-the-ground, day-to-day plantation operations, all infrastructural development operations and all shipping operations as they relate to the overall plan. APR is lead by a team of highly qualified professionals with experience in the fields of plantation management, agro-law, material science and analysis, agriculture, and forestry. The team has contracted with necessary labor, heavy equipment suppliers, transportation coordinators and shipping equipment. Several members of the team hold close affiliations with organizations such as the Timber Association of Sabah, the National Sub-committee on Fiscal Incentives of Forest Plantations in Malaysia and the Scientific and Technical Committee of The Association Technique Internationale des Bois Tepicaux.

GMPLH is one of the largest non-profit organizations in Indonesia. Founded by an Indonesian group which included. H. Moerdani, the organization’s current managing director, and Hans Karundeng, GMPLH is an educational organization that acts as project developer, fundraiser, and project expeditor for agricultural and environmental projects throughout Indonesia and the Asian-Pacific basin. Since its inception in 1993, GMPLH has sponsored and completed more than 25 large-scale agricultural and educational projects resulting in the planting of more than 600 million trees throughout Indonesia. GMPLH has been initially granted land licenses by the Indonesian government for more than 1.8 million hectares (ha) (3.75 million acres) for a program that will ultimately include 3 million ha as part of large-scale reforestation and farming efforts.

P.T. Eucalyptus is an Indonesian registered company owned by Hans Karundeng. This company is the Indonesian operating company that is the interface between GMPLH and all of the operating units and joint venture partners. P.T. Eucalyptus is responsible for the supervision of planning of all harvesting, land preparation, and planning of both the eucalyptus tree plantation and a large-scale agricultural operation. The Ministry Of Forests in Indonesia requires that local companies receiving operating licenses for operations on each island. The local companies that will hold the licenses that P.T. Eucalyptus has formed are PT Nusa Alam Sejahtera, PT Sumbur Utama Alam, PT Tiga Daun Nusantara and PT Tunas Hamparan Hijau.

Arrow Pte. owns and operates natural resource companies throughout the Asian Pacific market. Arrow Pte. is led by a team of professionals with experience in agriculture and forestry. The team handles all of the on-the-ground and day-to-day plantation operations, all infrastructural development operations and all shipping operations as they relate to the overall plan for the development. The team has contracted with necessary labor, heavy equipment suppliers, transportation coordinators and shipping equipment.

Arrow’s 100% owned subsidiary, Arrow Ltd., has entered into a Marketing and Distribution Agreement with Arrow Pte. for the exclusive sales and distribution of the commercial global marketing of natural resource projects including, but not limited to, timber resources, derivatives from it and other natural resources for a predetermined fee of 10% of Arrow Pte.’s gross sales. As part of the Marketing and Distribution Agreement, Arrow is building and maintaining Arrow Pte.’s corporate operating structure, financial operations, sales and marketing activities, corporate governance, and the administration of Arrow Pte.’s corporate programs. What follows is a detailed description of the initial timber resource business that the Company will be handling for Arrow Pte.

INDUSTRY

The planet’s consumption of forestry products has more than doubled over the last 30 years as global population continues to grow. The increased demand for forestry products has also led to the need for increased protection of forests and wildlife, and a more public participation in forestry management. The demand for imported raw material for Asia-Pacific region’s low-cost timber manufacturing industries is increasing sharply and establishing a more expansive market for international suppliers. The Asia-Pacific region forestry community possesses the advantage of greater periods of harvesting and re-growth in comparison to other countries that experience periods of dormancy caused by adverse weather and seasonal conditions. With this benefit over competition, the Asia-Pacific market is being challenged to cope with constantly shifting goals and expectations as it begins to experience rapid evolution of social, economic and environmental issues that impact policies, legislation, and institutions. The increased demand generated the immediate regulation and monitoring of the industry. And yet, the forestry industry is estimated to be shrinking by 9.4 million hectares (ha) per annum. This is partly due to conservation pressure from government, environmental and consumer advocacy groups on lumbering operations worldwide.

The forestry industry involves harvesting, silviculture (the growing and cultivation of trees), milling, value-added processing and manufacturing. Globally, the industry is being pressured from many directions. Governments have attempted to improve the forestry industry with privatizing measures, which transfer the property rights through the sale of natural forests or planned forests. Only a limited number of countries were involved in this practice in the 1970s and 1980s, among them were Chile and China. In New Zealand, privatization began in the late 1980s with the sale of 550,000 ha and in 2000 was shown to have 94% of planted forests owned privately. Between 2000 and 2002 South Africa saw the benefits of this system and an estimated 90,000 ha became privatized. Privatization typically consists of the management of natural forest in concession or leases, volume permits or standing timber sales, outsourcing and community-based approaches. Global paper consumption trends continue to edge higher, confirming its utility as a low cost, high performance and flexible material. Paper has been labeled by many as “essential” for development and modern living. Global consumption of paper has increased at least 25% during the 20th century and by a factor of three in the last three decades alone.

The Asia-Pacific region’s demand for pulp supply has increased due to the rapid expansion of its economy and one of the largest population densities. These increases have led also to the increase in usage of computers requiring more printing paper, higher living standards, and the usage of more books, magazines and packing materials and boxes. These same factors also drive the increase in demand for eucalyptus oil, which China uses over 70% of the world’s production and is projected to increase as well the demand for the wood chips, which is one of the principal ingredients for manufacturing chipboard. Many experts believe China’s demand for such material will continue for years to come.

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

OPERATING MODEL

APR has developed a practice of timber exportation in response to the growing demand for timber and timber related goods. When logging and forest management are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable resources. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, hydrocarbon fuel, recreational areas, animal habitat, and clean air are some of the many benefits of the world’s forests.

APR will develop the timber area through implementation of a sound forest management system, promote and/or establish infrastructural development programs and provide provisions for financial, economic and social growth to the people in the timber area. It is essential for the development to take into consideration local bio-physical and bio-diverse environmental conditions as well as the traditional and cultural beliefs of the local villagers. In conjunction with local governments, the local inhabitants and forestry/agricultural, APR has developed a plans that will maximize profits to the greatest potential of the area, while minimizing costs that other larger companies typically endure through the examination, administration, and management of concessions. APR will work to achieve superior safety performance, implement reliable harvesting, replanting and manufacturing processes, and will work to become a leader of the industry in the development of socially conscious and environmentally sensitive land development throughout the world.

APR plans to construct a large number of roads to connect the project area with the proposed factory area, harbor, camp site, local inhabitant living area, and other major sites that require transportation to and from on a frequent basis. Throughout this phase, inventory and tree marking will take place. The data obtained from these surveys will provide a framework for the development of the infrastructure of the plantations. Local inhabitants will be employed to participate in the operations of the plantation and, in some cases as specialized loggers. There will also be teams of back-up plantation employees, field doctors, security personnel, cooks and other basic labor to support the large scale of operations being undertaken. In conjunction with the local inhabitants, equipment specialists, as well as labor force specialist from Indonesia and Singapore, Arrow Pte. has developed a fully operational on-the-ground team ready to begin the first phase.

The near-equatorial position of Indonesia and Papua New Guinea ensures a good supply of rainwater for the tree crops year-round with little or no seasonal change, aiding in maintaining the consistent growth cycle of only 3-4 years. The specific location of the government granted timberland concessions, in Indonesia, enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. In Papua New Guinea the concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea. Thus, the timberlands are all located in the areas most conducive to growth, maintenance, transportation, and sale. The areas of Southeast Asia allow eucalyptus tree and farming production to thrive due to the steady weather patterns and no real winter season.

PRODUCTS

The forestland that will be the site of APR’s plantation in Indonesia are lands that have been classified by the government as "critical land" meaning land that has been partially harvested illegally during the past 50 years. In Papua New Guinea the forestland sites are is presently comprised of virgin tree growth, which has never been previously harvested. The initial range of trees harvested will include noble species, selected hardwoods, peelable logs, and trees suitable for sawn timber and wood chips.

The general composition profile of the species included on the sites in Indonesia and Papua New Guinea (as determined by a PriceWaterhouse physical survey of 50,000 acres) in Papua New Guinea includes the following species in these approximate percentages:

●	2%, 411,856 m³ noble species

●	8%, 1,647,424 m³ selected hardwood

●	25%, 5,148,200 m³ peelable logs

●	15%, 3,088,920 m³ sawn timber

●	50%, 10,296,400 m³ woodchip

The current market values for the various forms of raw materials that are being used for the manufacture of paper include peelable logs, woodchips and pulp. Raw lumber stock (peelable logs) for the production of woodchips (the first step in the production of paper) is currently selling at $80 per cubic meter, which shows an increase of 7% in the last year. Pulp prices (the second step in the production of paper) are rapidly rising and have increased by more then $15 per ton in the last year alone. As of May 2006, the average market price for pulp was $495 per ton. Paper prices have also been rising at approximately the same rate, and raw paper is currently being sold ranging from $3,000 to $6,000 per ton, depending on its grade.

LEGAL

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

HUMAN RESOURCES

As of December 31, 2006, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

APR has already assembled the necessary senior management and field operations personnel required to initiate the project. The initial senior staff of APR and its supporting clerical personnel are sufficient for operations in the first five years. The initial senior management and field operations personnel of APR is sufficient for operations for at least a three years. During the initial three-year period, APR will conduct an executive search for additional field operations personnel and eventually the requisite personnel for the operation of the paper mill. APR will be responsible for staffing field and production operations.

Since the projects in Indonesia are first and foremost an environmental restorations and social engineering projects the emphasis is on maximizing the use of local labor and job creation. APR is developing its technical/agricultural production center on Sulawesi Island which is staffed by highly qualified Indonesian based professionals. All manual operations will employ local resident farmers and their families and all hiring will be coordinated by GMPLH. This approach is designed to reengineer large-scale farming communities and redeveloped long-term farming infrastructure.

In Papua New Guinea the forest harvesting is machine-intensive; labor quality remains the most critical element if harvesting is to be conducted efficiently and in an environmentally sound way. This is due to very limited availability of local labor and government desire to perpetuate the local culture. Only workers, who are healthy, qualified, and motivated, can be expected to contribute effectively to achieve the goals of environmentally sound forest harvesting.

The companies have assembled, through their joint venture partners the necessary senior management and field operations personnel required to initiate the project. The initial senior staff, and its supporting clerical personnel, is sufficient for operations in the first five years. The initial senior management and field operations personnel are sufficient for operations for approximately two years. During the initial two-year period, a human resource acquisition and benefits program will be completed and structured to grow as the projects grow.

Since the health of the workers is not only based on physical conditions, special attention must be paid to safety, adequate standards of comfort, sanitation, nutrition and general welfare. Adequate training, which is appropriate for job requirements and satisfactory working conditions, is viewed by the companies as a primary and effective motivator since these considerations not only contribute to improved safety, but they also contribute to improved efficiency. Plantation/farming projects normally place a high priority on landowners' participation in resource development and give employment preference to landowners whose dedication reflects the investment they have in the success of their local economies.

Training personnel will be required to maintain the highest level of safety for the workers and the environment. The workers will receive training to identify various tree species, measurement of trees, quality criteria for harvestable trees and field organization for the pre-harvesting inventory. Training programs for harvesting crews will consist of harvesting safety, proper cutting and directional felling techniques, maintenance of chainsaw and chain sharpening, field organization of harvesting activity, use of tree location maps and criteria for deciding whether or not to fell a marked tree. Practical training for extraction crews will consist of field considerations for reducing the damage to the remaining forest stand, field organization of the extraction activities, and use of tree location/extraction maps. Training programs for farm workers will include proper soil tilling methods, proper seeding techniques, fertilizer techniques and management, irrigation techniques, testing and allocations, harvesting techniques and proper use of crop rotation.

THE MARKET

We operate in the global market for companies providing marketing, distribution, and financial advisory services. As this market is broad and often served by non-public companies for whom little competitive information is available, we have provided additional information on the market in which APR operates.

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

The overall return depends on the rate of timber growth, which in turn depends on soil types, rainfall, pest and weed control, fertilization and genetics. Timber quality is judged based on species of tree, age of the wood and climatic conditions in which the tree is grown. Price achieved will depend on the quality of the product and the relationship between the grower and the customer. For instance, a grower backed by a well capitalized company with a demonstrable ability to fulfill a long term supply agreement would be favored over smaller, less stable grower. Factors affecting costs include distance to export terminal and processing logistics, topography of plantations and expertise of shipping and/or transportation operator. Because of its proximity to the Asian market, the locations allow shipments of timber to Asia to be made within 10 to 14 days. Thus, APR can bring timber to the Asian market faster and at a higher profit than its competitors.

Arrow Pte. has entered into a Marketing and Distribution Agreement with the Company for the exclusive sales and distribution of the commercial global marketing of natural resource projects, including but not limited to timber resources, derivatives from it and other natural resources for a predetermined fee of 10% of Arrow Pte.’s gross sales activity in Papua New Guinea. APR has entered into an agency agreement with Arrow Resource Development Ltd. to act as its marketing and sales agent for commercial global marketing of all timber resources and derivatives (logs, finished lumber products, chip etc.) for a predetermined fee of 10% of APR’s gross sales activity in Indonesia.

Arrow Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH, which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

COMPETITION

APR principal plantation operations will be located in Indonesia and Papua, New Guinea in close proximity to the Asian Pacific market enabling timber to be delivered with lower shipping costs, and at higher profit. The distance for competitors to ship their products includes a much greater cost and longer shipping period. These near-equatorial locations ensures a good supply of rainwater for the tree crops, which aids in developing a consistent growth cycle of only 3-4 years. . The specific location of the government granted timberland concessions, in Indonesia, enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. The location of the timber concessions within Papua, New Guinea enables the trees to grow with minimal interference from open-ocean earthquakes and large storms; the timber concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea. Thus, the location of this timberland makes easier to transport and sell, and easier to maintain.

The companies’ plantation/farming operations are located in Indonesia and Papua New Guinea in close proximity to the Asian market, most notably China, enabling the companies to market their timber for delivery with lower shipping costs and at a higher profit. The distance for competitors to ship their products includes a much greater cost and longer shipping period. The near-equatorial situation of Papua New Guinea ensures a good supply of rainwater for the tree crops, which aids in developing a consistent growth cycle of only 3-4 years. Operations in Indonesia are located inland and not on islands where there are volcanoes present. Finally, the specific location of the timber concessions within Papua New Guinea enables the trees to grow with minimal interference from open-ocean earthquakes and large storms; the timber concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea. Thus, the location of this timberland makes it easier to transport and sell, and easier to maintain.

The existing forest industry is dominated by large foreign logging companies, or landowning companies.

Australia currently exports approximately 6.5 million tons of woodchips annually from ports in Tasmania, Victoria and Western Australia. Australia’s stock in plantations has risen rapidly over the past decade. Estimates show 455,000 hectares of new eucalyptus plantations have been established over the past 7 years. The Australian market competitors have relatively high entrance costs and higher service fess with lower potential return. Their harvesting cycles typically take 6 years or longer and environmental risks weigh heavily on the yield.

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

Chile has around 5.5 million hectares of productive native forest, mainly Nothofagus hardwood species. Timber production from native hardwood amounts to 0.35 million m3/year, and nearly 75% is used to produce chips for exports to Asian countries. Pine and eucalyptus plantations cover 1.8 million hectares, with an annual expansion rate of 7-10%. Pinewood accounts for 78% of total plantations; eucalyptus is growing faster and a big surplus is expected within the next decade.

All evidence points to a demand for woodchips that growing more rapidly than supply. Quality and environmental issues result in a market preference for plantation timbers. Given these conditions, woodchip prices are likely to rise in real terms over a ten year period. After analyzing the major competitors in the market it can be anticipated that the companies will capture a minimum of 4 to 5% of the market in the next ten years, making them one of the largest distributor of woodchips worldwide.

The raw timber, pulp, and paper markets which APR hopes to enter are controlled by several large and medium-sized well-established firms. These are the most dominant international timber and paper companies:

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

DEMOGRAPHICS

The climates of Indonesia and Papua New Guinea are reported to be monsoonal in nature, characterized by high temperatures and humidity throughout the year. However, the specific location of the timber concessions within these countries enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. Operations in Indonesia are located inland, not on annual flood plains, not on islands with historically high earthquake activity and where there are active volcanoes present. The operations in Papua New Guinea inland are not on annual flood plains, not in an area with historically high earthquake activity, where there are active volcanoes present and are protected from tsunami conditions by the large islands of New Britain and New Ireland, which act as barriers at sea.

EMPLOYEES

As of December 31, 2006, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL FINANCING; DILUTION

The Company’s capital requirements are and will continue to be significant. The Company anticipates, based on management’s internal forecasts and assumptions relating to its operations (including the costs associated with marketing), that unless at least $350,000 is raised for working capital purposes, the Company’s cash resources will not be sufficient to satisfy the Company’s contemplated cash requirements and that additional financing may be needed to support the Company. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. To the extent that any financing involves the sale of the Company’s equity securities, the interests of the Company’s then existing shareholders could be substantially diluted. Dilution will also occur when and if options to be granted to employees, consultants and other third parties are exercised.

DEPENDENCE ON ARROW PACIFIC RESOURCES GROUP LIMITED AND ITS OPERATING SUBSIDIARIES

Our revenues are currently entirely derived from gross sales of APR and its operating subsidiaries products sales. APR will not be in a position to generate timber sales until it has completed certain infrastructure improvements in Indonesia and Papua, New Guinea. These infrastructure requirements will take APR a maximum of one year to complete. Therefore, APR will probably not generate meaningful sales of its timber products until the second or third quarter of 2007.

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

OWNERSHIP OF THE COMPANY

APR owns 53.78% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is an 8% owner of the Company’s stock.

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

WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

Our independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2006 and 2005 includes language reflecting that substantial doubt exists as to our ability to continue as a going concern. Our management’s notes to these financial statements included a discussion of our ability to continue as a going concern. They describe the reasons why there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As noted above, we cannot assure you that we will not continue to incur net losses and negative cash flow for the foreseeable future.

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

We have a history of losses and we cannot assure you that we will be able to operate profitably in the foreseeable future, if at all.

Our inability to achieve or maintain profitability or positive cash flow could:

●	result in disappointing financial results,

●	impede implementation of our growth strategy,

●	cause the market price of our common stock to decrease,

●	impede our ability to procure financing on acceptable terms or at all, and

●	otherwise adversely affect our business and financial condition.
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

●	finance more rapid expansion,

●	increase marketing and sales,

●	develop new or enhanced technology,

●	respond to competitive pressures,

●	establish strategic relationships, and/or

●	provide for working capital.

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

Due to the change in business activities of the Company in conjunction with the change in control, we are no longer able to realize any benefit from net operating losses carried forward of CNE Group, Inc. of approximately $30,000,000. The Company currently has net operating losses of approximately $3,514,000 related to development stage activity, which may be carried forward to future periods.

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

Most of our competitors have substantially greater financial, technical and marketing resources; longer operating histories and greater name recognition to apply to each of these factors, and in some cases have built significant reputations with the customer base in the markets in which we compete. If we are unable to successfully compete, our business, financial condition, and operating results could be materially and adversely affected.

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

We depend on the continued services and performance of Peter Frugone, our Chairman and Chief Executive Officer, Rudolph Karundeng, one of our Directors, as well as Senior Advisor Hans Karundeng and his subsidiary operations for our future success. If either Mr. Frugone or Mr. Rudolph Karundeng becomes unable or unwilling to continue in his current position, our business and financial conditions could be damaged. We are not the beneficiaries of any key person life insurance covering them or any other executive.

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

The market price of our common stock may be volatile, which could adversely affect the value of any common stock that you may own.

The market price of our common stock may fluctuate significantly in response to the following factors:

●	variations in our quarterly operating results;

●	our announcements of significant contracts, milestones or acquisitions;

●	our relationships with other companies;

●	our ability to obtain capital commitments;

●	additions or departures of our key personnel;

●	sales of our common stock by others or termination of stock transfer restrictions;

●	changes in estimates of our financial condition by securities analysts; and

●	fluctuations in stock market price and volume.

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

Our executive officers and directors, and persons or entities affiliated with them, currently control approximately 70% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

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

Our executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, New York, NY 10019 where we use office space, on a temporary basis, under a management agreement with Empire Advisory, LLC.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security-Holders.

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

On November 14, 2005, we appointed KBL Eisner, LLP to conduct the audit for the fiscal year ended December 31, 2005, and retained Wheeler, Herman, Hopkins & Lagor, P.A. as the auditor for our discontinued operations. After the December 31, 2005 report on Form 10-KSB was filed, we no longer utilized the services of Wheeler, Herman, Hopkins & Lagor, P.A. There was no dispute with Wheeler, Herman, Hopkins & Lagor, P.A. over any accounting, financial or legal issues.

On November 14, 2005, immediately prior to submitting their resignations, our Board, consisting of Mr. Benoit, Mr. Currie and Mr. Dube at that time, appointed Peter J. Frugone, Rudolph Karundeng, John Allen and John E. McConnaughy, Jr. to the Board. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he continues to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected.

PART II

Item 1.	Market For Common Equity and Related Stockholder Matters.

Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of March 19, 2007 was approximately 313.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2006
1st Quarter	0.51	0.28
2nd Quarter	0.49	0.18
3rd Quarter	0.26	0.06
4th Quarter	0.33	0.07

2005
1st Quarter	0.43	0.24
2nd Quarter	0.37	0.09
3rd Quarter	0.45	0.08
4th Quarter	0.62	0.29

The number of freely tradable shares not held by affiliates is 25,003,244.

As of March 19, 2007, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,750,487.

Dividends:

We have not previously paid cash dividends on our common stock. The payments of future dividends and the amount thereof will depend upon our earnings, financial condition, capital requirements and such other factors as our Board of Directors may consider relevant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of December 31, 2006 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

ARROW RESOURCES DEVELOPMENT, LTD.

In August 2005, Arrow entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow Ltd., in which Arrow (formerly CNE) was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow Ltd.’s designees, representing 96% of all outstanding equity of CNE on a fully diluted basis in exchange for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations (CareerEngine, Inc., SRC and US Commlink.) and changed its name to Arrow Resources Development, Inc.

On August 1, 2005, Arrow Ltd. entered into the Marketing Agreement with Arrow Pte. and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), acting as agent, due on or before December 31, 2005. Empire is Arrow Pte.’s merchant banker. The Note permitted the Company, as Arrow’s sole stockholder, to cause Arrow to repay the Note in cash or with 10,000,000 shares of the Company’s non-voting Series AAA Preferred Stock.

On April 4, 2006 Arrow Resource Development Ltd. ( the Company’s Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR’s gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2006, the Company has not recovered any revenue from this agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, inventory reserves, and goodwill and purchased intangible asset valuations, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies, among others, affect the significant judgments and estimates we use in the preparation of our consolidated financial statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company's overall results of operations or financial position.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the year ended December 31, 2006 we incurred consulting fees of $3,391,129 of which, $3,257,683 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the year ended December 31, 2006 as the Company is in its development stage. There was also no revenue for the year ended December 31, 2005 as the Company discontinued all of its operating businesses.

COST OF GOODS SOLD

There was no cost of good sold for the year ended December 31, 2006 as the Company is in its development stage. There was also no cost of goods sold for the year ended December 31, 2005 as the company discontinued all of its operating businesses.

OTHER EXPENSES

Compensation, consulting and related costs increased to $3,391,129 for the year December 31,2006 as compared to $1,022,087 for period from inception (November 15, 2005) to December 31, 2005 and $4,413,216 for the period from inception (November 15, 2005) to December 31, 2006. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $391,634 for the year ended December 31, 2006 as compared to $919 for the period from inception (November 15, 2005) to December 31, 2005 and $392,553 for the period from inception (November 15, 2005) to December 31, 2006. This was primarily due to an increase in legal and audit related services.

Delaware franchise taxes amount to $127,349 for the year ended December 31, 2007 compared to none for the period from inception (November 15, 2005) to December 31, 2005 and $127,349 for the period from inception (November 15, 2005) to December 31, 2006. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At December 31, 2006, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. The Company expects to file the delinquent forms and pay the taxes in full during the second quarter of 2007.

Total operating expenses during the development stage increased to $3,910,112 for the year ended December 31, 2006 as compared to $1,023,006 for the period from inception (November 15, 2005) to December 31, 2005 and $4,933,118 for the period from inception (November 15, 2005) to December 31, 2006.

At December 31, 2006, the Company wrote off liabilities associated with CNE, the predecessor entity, which will not be paid. The total amounted to $395,667 and was recorded as a reduction to accrued expenses. This resulted in the recognition of a gain for the same amount.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of December 31, 2006 and December 31, 2005 the Company had $0 and $3,084 of cash, respectively. We had losses of approximately $3,514,000 for the year ended December 31, 2006 and do not currently generate any revenue. In order for us to survive the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to secure the additional financing in the future but there can be no guarantee that we will be successful.

Off-Balance Sheet Arrangements

At December 31, 2006, we had no off-balance sheet arrangements.

Year ended December 31, 2006 compared to the Year ended December 31, 2005.

Operating Activities

We used $2,278,071 of cash in our operating activities during the year ended December 31, 2006. We had a net loss of $3,514,445 of which $3,391,129 was related to consulting fees and services. We had an increase in accounts payable and accrued expenses payable of $1,236,374 mostly related to compensation and management fees, which is net of a $395,667 gain on write off of liabilities associated with CNE that will not be paid. In addition, we had a working capital deficiency of $5,562,002 during the period ended December 31, 2006.

We did not have any material commitments for capital expenditures as of December 31, 2006.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of December 31, 2006, the Company has received $985,000 from APR towards the fulfillment of this agreement.

MANAGEMENT

The Company has brought together a team of management and professionals with a balance of experience in the fields plantation management, corporate finance, corporate management and governance, marketing and sales, law, accounting and international marketing. The team includes directors and advisors (Hans Karundeng and Rudolph Karundeng) who are both members of the Company team and senior management of APR.

CEO-President, Chairman and Director - Peter J. Frugone

In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, 57, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management.

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

Director - John E. McConnaughy, Jr.

John E. McConnaughy, Jr., 77, is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company he founded in 1985. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992.

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
Mr. McConnaughy has been a Director of Oxigene, Inc., Varsity Brands, Inc., Texstar Corporation, MAI Corporation, Pets Choice Ltd., Akzona Corp., First Bank Corp. (New Haven), Beringer Co., Inc., the Pullman Co., Moore McCormack Resources, Peabody International Corp., DeVlieg Bullard, Inc., Mego Financial Corp., Trasact International, Inc. and RateXchange, who changed their name to MCF Corporation. Mr. McConnaughy currently serves on the boards of five other public companies (Wave Systems, Inc., Allis-Chalmers Energy Inc., Overhill Farms inc., Consumer Portfolio Services, Inc. and Levcor International, Inc.)

He is Chairman of the Board of Trustees and Executive Committee of the Strang Cancer Prevention Center and is Chairman Emeritus of the Harlem School of the Arts.

Director - John W. Allen

John W. Allen, 68, is Chairman and CEO of Spring Investment Corporation an international investment firm based in New York City. He is also Chairman and CEO of Greater China Corporation, a U.S. public company with operations in Hong Kong and China. He was a co-founder of Turtlesnap Ventures, Inc. a company which identifies promising technology opportunities through its “Global Trends in Technology” Symposia.

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

Director - Rudolph Karundeng

Mr. Karundeng, 27, has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

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

Senior Advisor - Hans Karundeng

Mr. Hans Karundeng, 56, has been involved in a wide variety of business ventures throughout his life. His first business activity was operating a bakery which supplied bread to the city as well as neighboring cities and to this day is still well known throughout Java, Indonesia. After selling his shares in the business, he became involved in Timber and timber related products with the company that has now become one of the largest paper and paper related products manufacturer and supplier in the world, Asian Pulp and Paper. Mr. Karundeng during this time, opened a company named P.T. Akal Rasa, which helped develop low-income housing for an underdeveloped area in Indonesia.

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

There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditor, KBL LLP.

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

Name	Age	Position	Director Since
Peter J. Frugone	57	Chairman, Chief Executive Officer and Principal Accounting Officer	2005

Rudolph Karundeng	27	Director	2005

John E. McConnaughy, Jr.	77	Director	2005

John W. Allen	68	Director	2005

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

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2006, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held in the second quarter of 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held in the second quarter of 2007.

Item 12.	Certain Relationships and Related Transactions.

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders to be held in the second quarter of 2007.

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

The Information required under this item is incorporated by reference to the applicable information set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 2, 2007	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: April 2, 2007	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ PETER J. FRUGONE Peter J. Frugone	President and Chief Executive Officer and Director (principal executive officer)	April 2, 2007

/S/ PETER J. FRUGONE Peter J. Frugone	Principal Accounting Officer (principal financial and accounting officer)	April 2, 2007

/S/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	April 2, 2007

/S/ JOHN W. ALLEN John W. Allen	Director	April 2, 2007

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2006 and 2005)	F-2
Consolidated Statement of Operations (For the twelve months ended December 31, 2006 and for the period from inception November 15, 2005 to December 31, 2006)	F-3
Consolidated Statement of Changes in Stockholders' Equity (For the twelve months ended December 31, 2006)	F-4
Consolidated Statement of Cash Flows (For the twelve months ended December 31, 2006 and for the period from inception November 15, 2005 to December 31, 2006)	F-5

Notes to the consolidated financial statements	F-6 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arrow Resources Development, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Arrow Resources Development, Inc. and Subsidiaries, development stage entity, (“the Company”) as of December 31, 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity during the development stage, for the period from inception (November 15, 2005) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows during the development stage for the period from inception (November 15, 2005) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

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
April 2, 2007

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (during the development stage)
December 31, 2006 and 2005

	December 31, 2006	December 31, 2005
ASSETS
Current:
Cash	$—	$3,084
Prepaid expenses	—	—
Total current assets	—	3,084

Amortizable intangible asset
Marketing and distribution agreement	125,000,000	125,000,000

Total assets	$125,000,000	$125,003,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $2,510,491 and $844,212 due to shareholders, respectively)	$2,719,251	$1,482,877
Due to related parties	2,597,751	1,332,764
Notes payable, including accrued interest of $20,000 (2005)	245,000	220,000

Total liabilities	5,562,002	3,035,641

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,240 issued and outstanding	6,495	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—	—
Additional paid-in capital	124,218,206	123,233,206
Accumulated deficit	(4,786,703)	(1,272,258)

Total stockholders’ equity	119,437,998	121,967,443

Total liabilities and stockholders’ equity	$125,000,000	$125,003,084

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations (during the development stage)

	For the Year Ended December 31, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	Accumulated during the development stage for the Period From Inception (November 15, 2005) to December 31, 2006

Revenue	$-	$-	$-
Operating expenses:
Consulting fees and services, including $3,257,683, $939,401 and $4,197,084 incurred to related parties, respectively	3,391,129	1,022,087	4,413,216
General and administrative	391,634	919	392,553
Delaware franchise taxes	127,349	-	127,349

Total operating expenses	3,910,112	1,023,006	4,933,118

Loss from operations during the
development stage	(3,910,112)	(1,023,006)	(4,933,118)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	395,667	-	395,667
Expenses incurred as part of recapitalization transaction	-	(249,252)	(249,252)
	395,667	(249,252)	146,415

Net loss	$(3,514,445)	$(1,272,258)	$(4,786,703)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.005)	$(0.003)	$(0.008)

Weighted-average number of shares of common stock outstanding	649,543,240	423,841,112	623,733,021

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders' Equity (during the development stage)
For the period from inception (November 15, 2005) to December 31, 2005 and for the year ended December 31, 2006

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	985,000	—	985,000
Net loss for the year	—	—	—	(3,514,445)	(3,514,445)
Balance at December 31, 2006	649,543,240	$6,495	$124,218,206	$(4,786,703)	$119,437,998

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows (during the development stage)

	For the Year Ended December 31, 2006	For the Period From Inception (November 15, 2005) to December 31, 2005	Accumulated during the development stage for the Period From Inception (November 15, 2005) to December 31, 2006
Net loss	$(3,514,445)	$(1,272,258)	$(4,786,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	1,236,374	246,316	1,878,357
Net cash provided by (used in) operating activities	(2,278,071)	238,275	(2,039,796)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Net cash provided by investing activities	-	39,576	39,576

Cash flows from financing activities:
Proceeds of issuance of note payable	25,000	-	25,000
Net increase (decrease) in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,264,987	(324,767)	940,220
Net increase in investments/capital contributed	985,000	-	985,000
Advances from senior advisor	-	50,000	50,000
Net cash provided by (used in) financing activities	2,274,987	(274,767)	2,000,220

Net change in cash	(3,084)	3,084	-
Cash balance at beginning of period	3,084	-	-
Cash balance at end of period	$-	$3,084	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.”) the Company’s wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource products and currently has an exclusive marketing and distribution agreement with Arrow Pacific Resources (s) Pte. Ltd. (“Arrow Pte.”) to market lumber and related products from land leased by Arrow Pte.’s timber subsidiaries in Papua, New Guinea. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

In April of 2006, Arrow Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. The consideration to be paid to APR will be in the form of a to-be-determined amount of the Company's common stock, subject to the approval of the Board of Directors.

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

Income taxes:

The Company follows SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance has been provided for the Company's net deferred tax asset, due to uncertainty of realization.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2005 and for the period ended December 31, 2006. As of December 31, 2006, there are no dilutive equity instruments outstanding.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from January 1, 2006 to December 31, 2006, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” that applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 will be effective for the Company for fiscal year ended December 31, 2007. The Company does not anticipate that the adoption of SFAS No. 154 will have an impact on the Company's overall results of operations or financial position.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140,” that applies to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 156 will have an impact on the Company's overall results of operations or financial position.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 159 will have an impact on the Company's overall results of operations or financial position.

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”) under which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to the Company, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company, Empire, as agent. Under the Agreement, the Company changed its name to Arrow Resources Development, Inc. and divested all operations not related to Arrow Ltd. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

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

NOTE 4 - INCOME TAXES

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”). Under the Agreement, the Company changed its name to Arrow Resources Development, Inc. and divested all operations not related to Arrow Ltd. The transaction was consummated upon the issuance of the Preferred Stock on November 14, 2005. (See Note 3 for a detailed description of the transaction.)

Consequently, as of November 14, 2005 the predecessor CNE entity had a net operating loss carryforward available to reduce future taxable income for federal and state income tax purposes of the successor entity of approximately zero, because those losses arose from the predecessor CNE exiting previous business lines that had generated operating losses.

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the year ended December 31, 2005 or 2006.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward (A)	$1,627,479
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	1,627,479
Less valuation allowance	(1,627,479)

Net deferred tax assets	$—

(A) The amount represents the tax benefits to be derived from the costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2006 and 2005, the Company had notes payable outstanding as follows:

		December 31,	December 31,
Holder	Terms	2006	2005

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	—
Accrued interest (1)		20,000	20,000

Total		$245,000	$220,000

 (1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the year ended December 31, 2006, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

NOTE 6 - MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

As discussed in Note 1, in August 2005, the Company executed a marketing and distribution agreement with Arrow Pte. This agreement was valued at fair value as determined based on an independent appraisal, which approximates the market value of 96% of the CNE public stock issued in settlement of the note.

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement has been taken during the period from inception (November 15, 2005) to December 31, 2006, as the relevant operations have not yet commenced. Operations are expected to commence during the 2007 fiscal year.

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

As of December 31, 2006 and December 31, 2005, the Company had short-term borrowings of $2,311,326 and $1,282,764, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. In addition the Company received advances of $36,425 and $50,000, respectively, from Hans Karundeng. The Company will repay the loan amount in cash and conversion of the balance to shares of restricted stock of Arrow, if and when issued. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the twelve months ended December 31, 2006 incurred to Empire totaled $1,591,016. In addition, consulting fees and services charged to the Statement of Operations for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $698,834.

During the year ended December 31, 2006, the Company made cash payment of $562,454 to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with APR.

Agency agreements entered into with individuals affiliated with Arrow Ltd. and APR.

Consulting fees and services charged in the Statement of Operations for the twelve months ended December 31, 2006 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,666,666. In addition, consulting fees and services charged to the Statement of Operations for the period November 15, 2005 to December 31, 2005 incurred to Hans Karundeng and Rudolph Karundeng under these agreements totaled $240,567. Finally, as of December 31, 2006 and 2005 the Company owed them a total of $2,510,491 and $844,212, respectively. These agreements are discussed in detail in Note 11.

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. As of December 31, 2006, the Company has $200,000 left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.” As of March 26, 2007, the Company received an additional $200,000 (See Note 11).

NOTE 8 - STOCKHOLDER’S EQUITY

Arrow Ltd. was incorporated in May 2005 as a Bermuda corporation. Upon incorporation, 1,200,000 shares of $.01 par value common stock were authorized and issued to CNE.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER’S EQUITY (CONTINUED)

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

During the third and fourth quarters of 2006, the Company received an additional total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. (See Note 11 [5] - Stock Purchase Agreement).

NOTE 9 - GAIN ON WRITE OFF OF PREDECESSOR ENTITY LIABILITIES

During the fourth quarter of 2006, the Company wrote off accounts payable and accrued expenses in the amount of $395,667 associated with CNE, the predecessor entity in the reverse merger transaction, which will not be paid. This resulted in the recognition of a gain reflected in the Statement of Operations for the year ended December 31, 2006 in the same amount.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $3,514,445 for the year ended December 31, 2006 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2006 of $4,786,703. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 - COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with APR

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to the Company’s cash flow.

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he continues to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng’s annual salary is to be $500,000 as a director.

During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2006, the Company made no cash payments to Hans Karundeng and Rudolph Karundeng under the agreements

[2] Management Agreement with Empire Advisory, LLC

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

During the year ended December 31, 2006, the Company made cash payment of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND OTHER MATTERS (continued)

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non profit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2006, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

On April 9, 2006, the Company entered into a marketing and distribution agreement with Shanghai Heyang Bio-Technology Development Co., Ltd. (“Shanghai”), a China limited company, in which Shanghai will supply and sell all of its timber resource products through the Company. The Company will market, promote, distribute and sell those timber resource products worldwide. The Company will be entitled to ten percent (10%) of the gross revenue earned by the Company from the sale of the products. The term of the agreement is effective upon execution and shall remain in effect for ninety-nine (99) years. As of December 31, 2006, the Company has not recovered any revenue from this agreement. This agreement has been cancelled.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2006, the Company has not recovered any revenue from this agreement.

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of December 31, 2006, the Company has received $985,000 from APR towards the fulfillment of this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2006, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. The Company expects to file the delinquent forms and pay the taxes in full during the second quarter of 2007.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending December 31,	Amounts
2007	$3,480,208
2008	3,825,260
2009	4,256,575
2010	2,649,382
2011	-
$14,211,425

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

Appointment to Board of Directors

On February 26, 2007, the Company announced the appointment of Robert A. Levinson to its Board of Directors.

On February 28, 2007, the company announced that it had accepted the resignation of John W. Allen as a member of its Board of Directors.

Non- Interest Bearing Advance Received from Company Director:

In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. This will be included in the amount “Due to Related Parties” in the Company’s financial statements filed in Form 10QSB for the first quarter of 2007.

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer