Form 10QSB
period 2007-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2007-05-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Securities registered under Section 12(g) of the Exchange Act: None
________________________________________________________________
(Title of Class)
________________________________________________________________
(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2007.

Class	Outstanding at May 1, 2007
Common stock - par value $0.00001	649,543,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2007

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	1

	Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006, and for the periods from inception (November 15, 2005) to December 31, 2006 and from inception (November 15, 2005) to March 31, 2007	2

	Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2007 and for the period from inception (November 14, 2005) to March 31, 2007	3

	Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and for the periods from inception (November 15, 2005) to December 31, 2006 and from inception (November 15, 2005) to March 31, 2007	4

	Notes to the Consolidated Financial Statements	5-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17

Item 3.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Other Information	17

Item 3.	Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
ASSETS
Current:
Cash	$—	$—
Prepaid expenses	5,868	—
Total current assets	5,868	—

Amortizable intangible asset
Marketing and distribution agreement	125,000,000	125,000,000

Total assets	$125,005,868	$125,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $2,794,066 and $2,510,491 due to shareholders, respectively)	$3,132,223	$2,719,251
Due to related parties	2,997,274	2,597,751
Notes payable, including accrued interest of $20,000 (2005)	245,000	245,000

Total liabilities	6,374,497	5,562,002

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,240 issued and outstanding	6,495	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—	—
Additional paid-in capital	124,318,206	124,218,206
Accumulated deficit	(5,693,330)	(4,786,703)

Total stockholders’ equity	118,631,371	119,437,998

Total liabilities and stockholders’ equity	$125,005,868	$125,000,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (during the development stage)

	For the Three Months Ended March 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated during the development stage for the Period From Inception (November 15, 2005) to March 31, 2007

Revenue	$-	$-	$-
Operating expenses:
Consulting fees and services, including $810,379, $4,197,084 and $5,008,183 incurred to related parties, respectively	860,442	4,413,216	5,273,658
General and administrative	31,772	392,553	424,325
Delaware franchise taxes	14,413	127,349	141,762

Total operating expenses	906,627	4,933,118	5,839,745

Loss from operations during the
development stage	(906,627)	(4,933,118)	(5,839,745)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	395,667	395,667
Expenses incurred as part of recapitalization transaction	-	(249,252)	(249,252)
	-	146,415	146,415

Net loss	$(906,627)	$(4,786,703)	$(5,693,330)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.001)	$(0.008)	$(0.009)

Weighted-average number of shares of common stock outstanding	649,543,240	623,733,021	623,733,021

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

 Consolidated Statement of Changes in Stockholders' Equity (during the development stage)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	985,000	—	985,000
Net loss for the year	—	—	—	(3,514,445)	(3,514,445)
Balance at December 31, 2006	649,543,240	$6,495	$124,218,206	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	100,000	—	100,000
Net loss	—	—	—	(906,627)	(906,627)
Balance at March 31, 2007	649,543,240	$6,495	$124,318,206	$(5,693,330)	$118,631,371

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (during the development stage)

For the three months ended March 31, 2007, for the period from inception (November 15, 2005) to December 31, 2006, and for the period from inception (November 15, 2005) to March 31, 2007

	For the Three Months Ended March 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated during the development stage for the Period From Inception (November 15, 2005) to March 31, 2007
Net loss	$(906,627)	$(4,786,703)	$(5,693,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Changes in operating asset and liabilities:
Increase in prepaid expenses	(5,868)	-	(5,868)
Increase in accounts and accrued expenses payable	412,972	1,482,690	1,895,662
Net cash used in operating activities	(499,523)	(2,039,796)	(2,539,319)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Net cash provided by investing activities	-	39,576	39,576

Cash flows from financing activities:
Proceeds of issuance of note payable	-	25,000	25,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	399,523	940,220	1,339,743
Net increase in investments/capital contributed	100,000	985,000	1,085,000
Advances from senior advisor	-	50,000	50,000
Net cash provided by financing activities	499,523	2,000,220	2,499,743

Net change in cash	-	-	-
Cash balance at beginning of period	-	-	-
Cash balance at end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

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

In April of 2006, Arrow Ltd. entered into an agency agreement with Arrow Pacific Resources Group Limited (“APR”) that provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. The consideration to be paid to APR will be in the form of a to-be-determined amount of the Company's common stock, subject to the approval of the Board of Directors.

As of December 31, 2005, the Company also had a wholly-owned subsidiary, Career Engine, Inc. (“Career Engine”) for which operations were discontinued prior to the recapitalization transaction. The net assets of Career Engine had no value as of December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Arrow Ltd. All significant inter-company balances and transactions have been eliminated.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2006 and for the period ended March 31, 2007. As of March 31, 2007, there are no dilutive equity instruments outstanding.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” that allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. It also eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of SFAS No. 155 will have an impact on the Company's overall results of operations or financial position.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes, except for Delaware franchise taxes, none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the year ended December 31, 2005 or 2006.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$48,200
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	48,200
Less valuation allowance	(48,200)

Net deferred tax assets	$—

 The Company has a net operating loss carryover of $141,762 to offset future income tax. The net operating losses expire as follows:

December 31, 2026	$127,349
2027	14,413

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$5,551,568
Delaware franchise taxes deductible on Company’s tax return	141,762

Net loss for the period from inception (November 15, 2005)
to March 31, 2007	$5,693,330

NOTE 5 - NOTES PAYABLE

As of March 31, 2007 and December 31, 2006, the Company had notes payable outstanding as follows:
		March 31,	December 31,
Holder	Terms	2007	2006

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
Accrued interest (1)		20,000	20,000

Total		$245,000	$245,000

 (1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the three months ended March 31, 2007, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

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

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement has been taken during the period from inception (November 15, 2005) to March 31, 2007, as the relevant operations have not yet commenced. Operations are expected to commence during the 2007 fiscal year.

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

As of March 31, 2007 and December 31, 2006, the Company had short-term borrowings of $2,585,849 and $2,311,326, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. As of March 31, 2007 and December 31, 2006, the Company has short-term borrowings of $36,425 and $86,425, respectively, due to Hans Karundeng. Accordingly, the Company repaid $50,000 of loans during the three months ended March 31, 2007. The Company will repay the loan amounts in cash and conversion of the balance to shares of restricted stock of Arrow, if and when issued. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2007 and 2006 incurred to Empire totaled $435,379 and $364,676, respectively. In addition, consulting fees and services charged to the Statement of Operations for the year ended December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,591,016 and $698,834, respectively

During the three months ended March 31, 2007, the Company received additional advances of $395,439 from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2007 and 2006incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $375,000 and $500,000, respectively. In addition, as of March 31, 2007 and December 31, 2006, the Company owed them $2,794,066 and $2,510,491, respectively, under these agreements. These agreements are discussed in detail in Note 10.

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. As of March 31, 2007 and December 31, 2006, the Company had $375,000 and $200,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS’ EQUITY

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

During the third and fourth quarters of 2006, the Company received an additional total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. During the three months ended March 31, 2007, the Company received an additional $100,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. As of May 1, 2007, the Company received an additional $300,000. (See Note 10 [5] - Stock Purchase Agreement).

NOTE 9 - GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $906,627 for the three months ended March 31, 2007, and a net loss during the development stage from inception in November 15, 2005 through March 31, 2007 of $5,693,330. The Company's operations are in the development stage, and the Company has not generated any revenue since inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

During the three months ended March 31, 2007, the Company made cash payments of $5,000 to Rudolph Karundeng under his agreement.  During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2006, the Company made no cash payments to Hans Karundeng and Rudolph Karundeng under the agreements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

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

During the three months ended March 31, 2007, the Company made cash payment of $160,856 to Empire under the agreement.

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

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2007, the Company has not recovered any revenue from this agreement.

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of March 31, 2007, the Company has received $1,085,000 from APR towards the fulfillment of this agreement. As of May 1, 2007, the Company received an additional $300,000.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At March 31, 2007, the Company has accrued $14,413 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2007. At December 31, 2006, the Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. Accordingly, as of March 31, 2007, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $141,762. The Company expects to file the delinquent forms and pay the taxes in full during the second quarter of 2007.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending March 31,	Amounts
2008	$3,651,833
2009	3,922,917
2010	4,378,646
2011	1,317,455
$13,270,851

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

[8] Appointment to Board of Directors

On February 26, 2007, the Company announced the appointment of Robert A. Levinson to its Board of Directors.

On February 28, 2007, the company announced that it had accepted the resignation of John W. Allen as a member of its Board of Directors.

NOTE 11 - GAIN ON WRITE OFF OF PREDECESSOR ENTITY LIABILITIES

During the fourth quarter of 2006, the Company wrote off accounts payable and accrued expenses in the amount of $395,667 associated with CNE, the predecessor entity in the reverse merger transaction, which will not be paid. This resulted in the recognition of a gain reflected in the Statement of Operations for the year ended December 31, 2006 in the same amount.

NOTE 12 - SUBSEQUENT EVENTS

In April 2007, the Company received an additional $300,000 of capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share (as noted in Note 10 above).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of March 31, 2007 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. ( the Company’s Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR’s gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2007, the Company has not recovered any revenue from this agreement.

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

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2007

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three months ended March 31, 2007, we incurred consulting fees of $860,442 of which, $810,379 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the three months ended March 31, 2006, we incurred consulting fees of $936,614 of which, $864,676 was related to services provided by the Management Agreement with Empire

REVENUES

There was no revenue for the three months ended March 31, 2007 and March 31, 2006 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of good sold for the three months ended March 31, 2007 and March 31, 2006 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs decreased to $860,442 for the three months ended March 31, 2007 as compared to $936,614 for the three months ended March 31, 2006. The decrease was mostly due to the resignation of Rudolph Karundeng as Chairman of the Board which resulted in a reduced consulting fee under the Engagement and Consulting Agreements.

General and administrative expenses decreased to $31,772 for the three months ended March 31, 2007 as compared to $183,666 for the three months ended March 31, 2006. This was primarily due to a decrease in legal and audit related services and limited cash inflow.

Delaware franchise taxes amount to $14,413 for the three months ended March 31, 2007 compared to none for the three months ended March 31, 2006, $127,349 for the period from inception (November 15, 2005) to December 31, 2006 and $141,762 for the period from inception (November 15, 2005) to March 31, 2007. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At March 31, 2007, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. The Company expects to file the delinquent forms and pay the taxes in full during the second quarter of 2007.

Total operating expenses during the development stage decreased to $906,627 for the three months ended March 31, 2007 as compared to $1,120,280 for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of March 31, 2007 and December 31, 2006 the Company had $0 and $0 of cash, respectively. We had losses of approximately $907,000 for the three months ended March 31, 2007, and do not currently generate any revenue. In order for us to survive during the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $499,523 of cash in our operating activities during the three months ended March 31, 2007. We had a net loss of $906,627 of which $860,442 was related to consulting fees and services. We had an increase in accounts payable and accrued expenses payable of $412,972 mostly related to compensation and management fees. In addition, we had a working capital deficiency of $6,368,629 at March 31, 2007.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of March 31, 2007, the Company has received $1,085,000 from APR towards the fulfillment of this agreement.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 15, 2007	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated: May 15, 2007	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer