Form 10QSB
period 2007-06-30
ARROW RESOURCES DEVELOPMENT INC
filed 2007-08-13
CIK 795255

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes☐  No   ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 2007.

Class	Outstanding at July 25, 2007

Common stock - par value $0.00001	649,543,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-QSB
SIX MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	1

	Consolidated Statement of Operations for the three and six months ended June 30 2007 , 2007 and 2006, and for the periods from inception (November 15, 2005) to December 31, 2006 and from inception (November 15, 2005) to June 30, 2007	2

	Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2007 and for the period from inception (November 14, 2005) to June 30, 2007	3

	Consolidated Statement of Cash Flows for the six months ended June 30, 2007 and for the periods from inception (November 15, 2005) to December 31, 2006 and from inception (November 15, 2005) to June 30, 2007	4

	Notes to the Consolidated Financial Statements	5-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-15

Item 3.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Other Information	16

Item 3.	Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (during the development stage)

	June 30, 2007	December 31, 2006
ASSETS
Current:
Cash	$—	$—
Prepaid expenses	3,869	—
Total current assets	3,869	—

Amortizable intangible asset
Marketing and distribution agreement	125,000,000	125,000,000

Total assets	$125,003,869	$125,000,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current:
Accounts and accrued expenses payable (including $3,034,491 and $2,510,491 due to shareholders, respectively)	$3,352,391	$2,719,251
Due to related parties	3,363,420	2,597,751
Notes payable, including accrued interest of $20,000 (2005)	245,000	245,000

Total liabilities	6,960,812	5,562,002

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.00001 par value, 1 billion shares authorized, 649,543,240 issued and outstanding	6,495	6,495
Preferred stock, $0.10 par value, 10 million shares authorized, none issued and outstanding	—	—
Additional paid-in capital	124,618,206	124,218,206
Accumulated deficit	(6,581,643)	(4,786,703)

Total stockholders’ equity	118,043,058	119,437,998

Total liabilities and stockholders’ equity	$125,003,869	$125,000,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (during the development stage)

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated during the development stage for the Period From Inception (November 15, 2005) to June 30, 2007

Revenue	$-	$-	$-	$-	$-	$-
Operating expenses:
Consulting fees and services, including $804,948 and $784,084, $1,615,327and $1,648,760, $4,197,084 and $5,813,131 incurred to related parties, respectively	851,267	817,059	1,711,709	1,753,674	4,413,216	6,124,925
General and administrative	22,633	120,811	54,405	304,475	392,553	446,958
Delaware franchise taxes	14,413	-	28,826	-	127,349	156,175

Total operating expenses	888,313	937,870	1,794,940	2,058,149	4,933,118	6,728,058

Loss from operations during the development stage	(888,313)	(937,870)	(1,794,940)	(2,058,149)	(4,933,118)	(6,728,058)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	-	-	395,667	395,667
Expenses incurred as part of recapitalization transaction	-	-	-	-	(249,252)	(249,252)
	-	-	-	-	146,415	146,415

Net loss	$(888,313)	(937,870)	(1,794,940)	(2,058,149)	$(4,786,703)	$(6,581,643)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.002)	(0.001)	(0.003)	(0.003)	$(0.008)	$(0.011)

Weighted-average number of shares of common stock outstanding	649,543,240	649,543,240	649,543,240	649,543,240	623,733,021	631,654,538

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

 Consolidated Statement of Changes in Stockholders' Equity (during the development stage)
	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	$(2,674,761)	$--	$(2,674,506)

Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967	--	125,914,207

Net loss for the period from November 15, 2005 to December 31, 2005	--	--	--	(1,272,258)	(1,272,258)

Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443

Common stock to be issued for cash received by Company	--	--	985,000	--	985,000

Net loss for the year	--	--	--	(3,514,445)	(3,514,445)

Balance at December 31, 2006	649,543,240	$6,495	$124,218,206	$(4,786,703)	$119,437,998

Common stock to be issued for cash received by Company	--	--	400,000	--	400,000

Net loss	--	--	--	(1,794,940)	(1,794,940)

Balance at June 30, 2007	649,543,240	$6,495	$124,618,206	$(6,581,643)	$118,043,058

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (during the development stage)
For the six months ended June 30, 2007, for the period from inception (November 15, 2005) to December 31, 2006, and for the period from inception (November 15, 2005) to June 30, 2007

	For the Six Months Ended June 30, 2007	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated during the development stage for the Period From Inception (November 15, 2005) to June 30, 2007
Net loss	$(1,794,940)	$(4,786,703)	$(6,581,643)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Changes in operating asset and liabilities:
Increase in prepaid expenses	(3,869)	-	(3,869)
Increase in accounts and accrued expenses payable	633,140	1,482,690	2,115,830
Net cash (used in) operating activities	(1,165,669)	(2,039,796)	(3,205,465)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Advances to related party	(134,575)	-	(134,575)
Net cash provided by investing activities	(134,575)	39,576	(94,999)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	25,000	25,000
Proceeds of loans received from related parties	425,000	-	425,000
Repayment towards loan from related party	(86,425)	-	(86,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	561,669	940,220	1,501,889

Net increase in investments/capital contributed	400,000	985,000	1,385,000
Advances from senior advisor	-	50,000	50,000
Net cash provided by financing activities	1,300,244	2,000,220	3,300,464

Net change in cash	-	-	-
Cash balance at beginning of period	-	-	-
Cash balance at end of period	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000

Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2006 and for the period ended June 30, 2007. As of June 30, 2007, there are no dilutive equity instruments outstanding.

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

 b
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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes, except for Delaware franchise taxes, none of the Company's post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the year ended December 31, 2005 or 2006.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward (A)	$53,100
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	53,100
Less valuation allowance	(53,100)

Net deferred tax assets	$—

The Company has a net operating loss carryover of $156,175 to offset future income tax. The net operating losses expire as follows:

December 31, 2026	$127,349
2027	28,826

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$6,425,468

Delaware franchise taxes deductible on Company's tax return	156,175

Net loss for the period from inception (November 15, 2005) to June 30, 2007	$6,581,643

NOTE 5 - NOTES PAYABLE

As of June 30, 2007 and December 31, 2006, the Company had notes payable outstanding as follows:

Holder	Terms	June 30,	December 31,
		2007	2006

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
Accrued interest (1)		20,000	20,000

Total		$245,000	$245,000

 (1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the three and six months ended June 30, 2007, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

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

The marketing and distribution agreement will be amortized over the remainder of 99 years (the life of the agreement) once the Company commences sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement has been taken during the period from inception (November 15, 2005) to June 30, 2007, as the relevant operations have not yet commenced. Operations are expected to commence during the fourth quarter of 2007.

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

As of June 30, 2007 and December 31, 2006, the Company had short-term borrowings of $2,738,420 and $2,311,326, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. As of June 30, 2007 and December 31, 2006, the Company had short-term advances of $134,575 and had short-term borrowings of $86,425, respectively, due to Hans Karundeng. Accordingly, the Company repaid $86,425 of loans during the six months ended June 30, 2007, and made loans of $134,575 during that period. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2007 and 2006 incurred to Empire totaled $865,327 and $732,094, respectively. In addition, consulting fees and services charged to the Statement of Operations for the year ended December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,591,016 and $698,834, respectively.

During the six months ended June 30, 2007 and 2006, the Company received additional advances of $711,726 and $303,639, respectively, from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2007 and 2006 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $750,000 and $916,666, respectively. In addition, as of June 30, 2007 and December 31, 2006, the Company owed them $3,034,491 and $2,510,491, respectively, under these agreements. These agreements are discussed in detail in Note 10.

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. As of June 30, 2007 and December 31, 2006, the Company had $625,000 and $200,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

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

During the third and fourth quarters of 2006, the Company received an additional total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. During the six months ended June 30, 2007, the Company received an additional $400,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. As of July 25, 2007, the Company has not received additional funding. (See Note 10 [5] - Stock Purchase Agreement).

NOTE 9 - GOING CONCERN

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,794,940 for the six months ended June 30, 2007, and a net loss during the development stage from inception in November 15, 2005 through June 30, 2007 of $6,581,643. The Company's operations are in the development stage, and the Company has not generated any revenue since inception. The Company's existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

During the six months ended June 30, 2007, the Company made cash payments of $5,000 to Rudolph Karundeng under his agreement.  During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2006, the Company made no cash payments to Hans Karundeng and Rudolph Karundeng under the agreements.

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

During the six months ended June 30, 2007, the Company made cash payment of $438,232 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payment of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2007, the Company has not recovered any revenue from this agreement.

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of June 30, 2007, the Company has received $1,385,000 from APR towards the fulfillment of this agreement. As of July 25, 2007, the Company has not received additional funding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At June 30, 2007, the Company has accrued $28,826 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2007. At December 31, 2006, the Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. Accordingly, as of June 30, 2007, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $156,175. The Company expects to file the delinquent forms and pay the taxes in full during the third quarter of 2007.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending June 30,	Amounts
2008	$3,695,958
2009	4,020,573
2010	4,388,387
2011	295,117
$12,400,036

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

NOTE 12 - SUBSEQUENT EVENTS

In July, 2007 the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., the Company Director discussed in Note 7(3).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of June 30, 2007 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. ( the Company’s Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR’s gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2007, the Company has not recovered any revenue from this agreement.

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

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2007

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three and six months ended June 30, 2007, we incurred consulting fees of $851,267 and $1,711,709, of which, $804,948 and $1,615,327 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the three and six months ended June 30, 2006, we incurred consulting fees of $817,059 and $1,753,674, respectively, of which, $784,084 and $1,648,760, respectively, was related to services provided by the Management Agreement with Empire.

REVENUES
There was no revenue for the three and six months ended June 30, 2007 and 2006 as the Company is in its development stage.

COST OF GOODS SOLD
There was no cost of good sold for the three and six months ended June 30, 2007 and 2006 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs changed to $851,267 and $1,711,709 for the three and six months ended June 30, 2007, respectively, as compared to $817,059 and $1,753,674 for the three and six months ended June 30, 2006. The change was mostly due to the resignation of Rudolph Karundeng as Chairman of the Board which resulted in a reduced consulting fee under the Engagement and Consulting Agreements.

General and administrative expenses decreased to $22,633 and $54,405 for the three and six months ended June 30, 2007 as compared to $120,811 and $304,475 for the three and six months ended June 30, 2006. This was primarily due to a decrease in legal and audit related services and limited cash inflow.

Delaware franchise taxes amount to $28,826 for the six months ended June 30, 2007 compared to none for the six months ended June 30, 2006, $127,349 for the period from inception (November 15, 2005) to December 31, 2006 and $156,175 for the period from inception (November 15, 2005) to June 30, 2007. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At June 30, 2007, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. The Company expects to file the delinquent forms and pay the taxes in full during the third quarter of 2007.

Total operating expenses during the development stage decreased to $1,794,940 for the six months ended June 30, 2007 as compared to $2,058,149 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005 we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan the Company settled all outstanding debt except for $220,000. As of June 30, 2007 and December 31, 2006 the Company had $0 and $0 of cash, respectively. We had losses of approximately $1,794,940 for the six months ended June 30, 2007, and do not currently generate any revenue. In order for us to survive during the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $1,165,669 of cash in our operating activities during the six months ended June 30, 2007. We had a net loss of $1,794,940 of which $1,711,709 was related to consulting fees and services. We had an increase in accounts payable and accrued expenses payable of $634,140 mostly related to compensation and management fees. In addition, we had a working capital deficiency of $6,960,812 at June 30, 2007.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.78%. As of June 30, 2007, the Company has received $1,385,000 from APR towards the fulfillment of this agreement.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: August 14, 2007	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated: August 14, 2007	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer