Form 10KSB
period 2007-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2008-04-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Carnegie Hall Tower, 152 W. 57th Street, 27th Floor, New York, NY 10019
(Address of Principal Executive Offices) (Zip Code)

212-262-2300
(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock - par value $0.00001	OTC: Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Issuer’s revenues for 2007, its most recent fiscal year, were $0 from continuing operations.

The number of freely tradable shares not held by affiliates is 17,254,089.

As of April 10, 2008, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $1,035,245.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 10, 2008 are as follows:

Class	Outstanding at April 10, 2008

Common stock - par value $0.00001	649,743,240

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

“P.T. Eucalyptus” - P.T. Eucalyptus Alam Lestari is an Indonesian registered company owned by Hans Karundeng and is a wholly owned subsidiary of Arrow Pacific Resources Group Limited (“APR”). This company is the Indonesian operating company that is the interface between GMPLH and all of the operating units and joint venture partners. P.T. Eucalyptus is responsible for the supervision of the planning of all harvesting, land preparation, and the planning of both the eucalyptus tree plantation and a large-scale agricultural operation.

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

Our temporary corporate executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, 27th Floor, New York, NY 10019 (212-262-2300) and our web site is www.arrowrd.com.

INTRODUCTION

We used to be a telecommunications and recruiting company formally known as CNE Group, Inc. We changed our name to Arrow Resources Development, Inc. on or around December 1, 2005. The Company elected to shift its business focus from telecommunications and recruiting to the worldwide commercial exploitation of natural resources.

 Arrow Resources Development Inc. (herein “ARD,” “Arrow Inc.” or “the Company”) was established, in 2005, to serve as the corporate finance and management infrastructure developer for large scale plantation/farming operations and ethanol plants in Indonesia. These projects are first and foremost environmental restorations and social engineering projects, being done in cooperation with the central and local governments of Indonesia, in partnership with Gerakan Masyarakat Pelestari Lingkungan Hidup (GMPLH), the largest nonprofit organization in Indonesia, as well a group of Indonesian joint venture partners that includes Arrow Pacific Resources Group Limited; a British Virgin Islands registered company, PT Wika Realty Inc. and Indonesian publicly traded construction and land development company and PT Mitrasarana Infrakomindo, a public pension manager and natural resource development company. The government of Indonesia has declared that 55,000,000 hectares (approximately 6% of the country) to be “critical land”. Critical land is classified as land that has been illegally harvested over last 50 years by approximately 25 million local “farmers” who earn their living by cutting old-growth trees for their own use or for sale, at a fraction of its’ value to local lumber companies. The goal of the Arrow development team is to restore 3,000,000 hectares of this critical land in Indonesia through the creation of eucalyptus/corn plantations, ethanol plants, several the large-scale farming (eucalyptus, corn, soy, rice, fish and chickens) operations, an oil refinery and possibly several ethanol blending plants. It is anticipated that these development will require approximately 6 - 8 years and when completed, will create approximately 200,000 local jobs, along with many small local business opportunities. Arrow has developed and maintains the corporate operating structure, financial operations, sales and marketing infrastructure and the administrative group to oversee its’ corporate citizenship programs. Arrow has outlined the necessary public relations and communications programs to sustain these rapidly growing operations. Arrow Resources, along with all of its joint venture partners, are collectively referred to in this document as "the Companies".

Arrow Pacific Resources Group Limited (herein “Arrow Pacific” or “APR”), a British Virgin Islands registered company, was founded by Hans Karundeng, an Indonesian industrialist and financier, for the purpose of developing natural resource assets controlled by his group of local Indonesian Companies that are developing plantation/farming operations and ethanol production plants in Indonesia. Mr. Karundeng is the principal stockholder of our resources a member of the advisory board of GMPLH and a board member of several prominent Indonesian Companies. Arrow Pacific, through its local subsidiary Companies, has developed and will manage these opportunities in Indonesia.

Arrow Inc., along with its partners GMPLH and PT Eucalyptus Alam, an Indonesian registered wholly owned subsidiary of Arrow Pacific Resources Group Limited have developed a synergy of agro-biotechnology and cutting edge forestry/agricultural practices in response to the growing demand for timber and farming products. When these practices are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable resources. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, recreational areas, animal habitat, and clean air are some of the many benefits that will be realized through the implementation of these programs in Indonesia.

The Companies are executing their plantation/farming operating plan through the implementation of a sound land management system, promote and/or establish infrastructural development programs and provide provisions for financial, economic and social growth to the people in the development areas. It is essential for these developments to take into consideration local bio-physical environment conditions as well as the traditional and cultural beliefs of the local villagers. In conjunction with local inhabitants, the Companies have developed a plan that will maximize profits to the greatest potential of the area, while increasing employment and constantly re-evaluating their administrative and management programs. The Companies are working to achieve superior safety performance, implement reliable harvesting, replanting and farming processes, and become a leader of the industries of sustainable forestry and farming as well as leaders in the development of socially conscious and environmentally sensitive land development throughout the world.

Arrow Pacific has entered into Marketing and Distribution Agreement with Arrow Resources Development Ltd. (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow Resources Development Inc., that provides for Arrow to receive 10% of the gross sales generated by all plantation operations from any and all derivative products (e.g. paper, pulp, chips), 5% of gross sales generated from all ethanol plants and a 50% ownership interest in all ethanol plants. Under this agreement, Arrow acts as collection and disbursement consultant and agent for all operations. In the case of each plantation, Arrow collects all gross revenue from all customers, retains 10% and disburses the remaining 90% to Arrow Pacific's various business units which becomes their gross revenues. In the case of the ethanol plants, Arrow collects all gross revenue from all customers, retains 5%, disburses all expensive tool suppliers and labor and develops audited accounting to determine operating income for distribution on a 50-50 basis.  The Companies’ Asian office is in Singapore, Jakarta and Kendari Indonesia and satellite offices at each plantation or plant location. The following is a brief description of these transactions and relationships.

THE COMPANIES

Arrow Pacific, through its Indonesian operating division, PT Tiga Daun Nusantara (and locally registered Sulawesi company) is the principal operating company for the initial plantation and ethanol plant location in Tenggara, Sulawesi. Gerakan Masyarakat Pelestari Lingkungan Hidup (GMPLH), a large nonprofit organization based in Indonesia, for the development of a plantation/farming operation that will include 3 million hectares (ha) on the islands of Kalimantan and Sulawesi in Indonesia. PT Wika Realty Inc. and Indonesian publicly traded construction and land development company and PT Mitrasarana Infrakomindo, a public pension manager and natural resource development company.

This program of reforestation is built around the development of eucalyptus and corn plantations, the development of ethanol plants as well as farming operations designed to create a sustainable forestry and agricultural program. This program will include local subsistence farming operations at each plantation for the purpose of increasing and sustaining the income for local farmers. Through the development these subsistence farms, which will be funded by revenue from the programs, thousands of local farmers will plant and manage rice and soybean crops for local consumption and national distribution as well as fish farms and chicken farms for local consumption and sale throughout the country.

Arrow Pacific and all its subsidiary Companies in Indonesia, along with GMPLH, have executed Agency Agreements in August 2006 with Arrow Resources Development Ltd. (the Bermuda registered wholly-owned subsidiary of our Resource Development Inc. herein referred to as "Arrow Ltd.") providing that the Company will advise the Companies on matters related to structured corporate finance, financial administration, corporate management practice, marketing and distribution and infrastructure. The Agency Agreements are for a term of 99 years while granting the Company 10% of gross revenue.

PT Tiga Daun Nusantara, a wholly owned subsidiary of Arrow Pacific Resources Group Limited, has opened its research and development office in Ujung Pandang for the purpose of developing genetically engineered eucalyptus tree saplings. PT Tiga Daun Nusantara the first research and development office will provide the genetically engineered eucalyptus tree saplings to be an initial plantation/farming sites. By synthesizing aspects of American-style forestry and agricultural practices with these new advances in bio-engineering, the Company's methodology produces a significant increase in both quantity and quality of tree production, corn, rice and soy production. The accelerated growth cycle, for the eucalyptus trees, produced by these processes yield a continually renewable timber resource. Ujung Pandang, also known as Makassar, is the provincial capital of South Sulawesi, Indonesia. It is anticipated that this facility will be fully operational no later than December 31st, 2008.

The Companies are poised to capitalize on the increasing demand for the raw material for the manufacture of paper, timber products, the company's agricultural products and the demand for ethanol in the local market and all the regional developing international markets, most notably China, where rising standards of living have created a demand for larger quantities of printed material, packaging, personal care paper products, industrial paper supplies, corn, rice, soy and the production of energy such as ethanol. The proximity of the Companies operations to these local and principal markets enables them to supply these markets in a highly competitive manner due to significantly reduce transportation costs.

The Companies have two significant timing factors that enhance their competitive advantage for the production of eucalyptus. The first of these factors is the application of newly developed agro-biotechnology. The growth cycle of the eucalyptus trees in the Companies plantation areas is significantly faster than those of its competitors; 3 to 4 years, as opposed to a typical 10 to 12 years on average. The technology also offers several other biological advantages. The bio-engineered trees are more resistant to adverse weather and infestation, more successful at growing in poor soil and are able to sustain growth without the use of any toxic agro-chemicals. Several other lumbering operations in the Pacific have been heavily scrutinized in the past for their heavy use of such environmentally-degrading chemicals. The second factor is the proximity of the operations to the equator. This unique geographical position provides a growing season that lasts a full 12 months of each year, in comparison to the 7 to 8 month seasons of many of its competitors.

These significant advantages are also applicable to the production of the company's agricultural products, most notably corn. The climate and rainfall enable the growth of 2.5 crops of corn annually. This significant increase in land usage lowest cost of the raw material and increases productivity while reducing storage requirements and the amortization of fixed expenses associated with a single crop

The Companies understand that any large-scale timber and agricultural operation faces environmental and wildlife conservation concerns. In the interest of good corporate citizenship, a plan has been developed to ensure that all operations are sensitive to the environmental and ecological importance of transforming the critical land into a sustainable and renewable timber resource in a responsible manner. The Companies have consulted with their joint-venture partners GMPLH, to develop socially sensitive and environmentally friendly programs for developing these sustainable resources and large-scale farming operations. The Companies have also assembled its own local team of highly qualified scientists, bio-engineers and environmentalists for the development of its technology Center. This team has also examined methods proposed to establish a preserve for the relocation of wildlife, the preservation of biodiversity, the investigation of potential medical benefit and the replanting of several noble species.

On or around August 1, 2005, Arrow Pacific Resources (s) Pte. Ltd. (“Arrow Pte.”) entered into a Marketing and Distribution Agreement with Arrow Resources Development Ltd. (“Arrow Ltd.”) (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow, that provided for both Companies to receive 10% of the gross sales generated by all plantation and mining operations and any and all derivative products (e.g. paper, pulp, chips). Under this agreement, Arrow was to act as collection and disbursement consultant and agent for all operations. Arrow was to collect all gross revenue from all customers, retain 10% and disburse the remaining 90% to APR’s various business units which was to become their gross revenues.

However, the World Bank and World Wildlife Federation have adopted forest management guidelines to ensure economic, social and environmental benefits from timber and non-timber products and the environmental services provided by forests. Most countries, including Indonesia as of 2007, have adopted these guidelines as law in order to promote economical development while combating the ongoing crisis of worldwide deforestation.

It has always been the policy of Arrow Pte to follow the international guidelines for the harvesting of timber in virgin forests. In December 2007, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea. This fact is adverse to the economic, social and environmental goals of Arrow Pte. because with the amount of land that the project was allotted combined with the agreed upon previous guidelines of the marketing and distribution agreement, yields would be significantly reduced. Given the significant change in the economics of the harvesting of the timber in Papua, New Guinea, Arrow Pte. has decided not to pursue any further operations in Papua, New Guinea given that the above restrictions cause a significant reduction in the volume of harvesting, which results in a disproportionate cost to yield ration at the Papua, New Guinea site which makes the project not economically feasible in the foreseeable future.

Based on the fact that Arrow Pte. is unable to fulfill their part of the agreement, the Company has reached the conclusion that the marketing and distribution agreement has no value. Therefore, the Company has fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007.

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

APR, with its joint-venture partners, conducts all of the on-the-ground, day-to-day plantation operations, all infrastructural development operations and all shipping operations as they relate to the overall plan. APR is led by a team of highly qualified professionals with experience in the fields of plantation management, agro-law, material science and analysis, agriculture, and forestry. The team has contracted with necessary labor, heavy equipment suppliers, transportation coordinators and shipping equipment. Several members of the team hold close affiliations with organizations such as the Timber Association of Sabah, the National Sub-committee on Fiscal Incentives of Forest Plantations in Malaysia and the Scientific and Technical Committee of The Association Technique Internationale des Bois Tepicaux.

GMPLH is one of the largest non-profit organizations in Indonesia. Founded by an Indonesian group which included H. Moerdani, the organization’s current managing director, and Hans Karundeng, GMPLH is an educational organization that acts as project developer, fundraiser, and project expeditor for agricultural and environmental projects throughout Indonesia and the Asian-Pacific basin. Since its inception in 1993, GMPLH has sponsored and completed more than 25 large-scale agricultural and educational projects resulting in the planting of more than 600 million trees throughout Indonesia. GMPLH has been initially granted land licenses by the Indonesian government for more than 1.8 million hectares (ha) (3.75 million acres) for a program that will ultimately include 3 million ha as part of large-scale reforestation and farming efforts.

P.T. Eucalyptus is an Indonesian registered company owned by Hans Karundeng. This company is the Indonesian operating company that is the interface between GMPLH and all of the operating units and joint venture partners. P.T. Eucalyptus is responsible for the supervision of the planning of all harvesting, land preparation, and the planning of both the eucalyptus tree plantation and a large-scale agricultural operation. The Ministry Of Forests in Indonesia requires that local companies receiving operating licenses for operations on each island. The local companies that will hold the licenses that P.T. Eucalyptus has formed are PT Nusa Alam Sejahtera, PT Sumbur Utama Alam, PT Tiga Daun Nusantara and PT Tunas Hamparan Hijau.

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

INDUSTRY

The planet’s consumption of forestry products has more than doubled over the last 30 years as global population continues to grow. The increased demand for forestry products has also led to the need for increased protection of forests and wildlife, and a more public participation in forestry management. The demand for imported raw material for China’s low-cost timber manufacturing industries is increasing sharply and establishing a more expansive market for international suppliers. The forestry community in the Asia-Pacific region, where the Companies’ plantation will be located, possesses an advantage in the industry of greater periods of harvesting and re-growth in comparison to other countries that experience periods of dormancy. This is primarily caused by adverse weather and seasonal conditions. This enables growers in the region to cope with the ever shifting goals and expectations associated with the rapid evolution of social, economic and environmental issues that impact policies, legislation, and institutions. The increase in demand was rapidly exploited in many areas by timbering operations that stripped forests bare with no regard for their environmental damage, or replenishing the timber resources being consumed. This mercenary behavior was responded to with strict and immediate regulation and monitoring of the industry by government environmental agencies and consumer advocacy groups on lumbering operations worldwide. Despite the increase in demand, the shortage of suppliers who are able to meet environmental standards has caused the forestry industry to shrink by an estimated 9.4 million ha per annum.

The forestry industry involves harvesting, silviculture (the growing and cultivation of trees), milling, value-added processing and manufacturing. Globally, the industry is being pressured from many directions. Governments have attempted to improve the forestry industry with privatizing measures, which transfer the property rights through the sale of natural forests or planned forests. Only a limited number of countries were involved in this practice in the 1970s and 1980s, and among them were Chile and China. In New Zealand, privatization began in the late 1980s with the sale of 550,000 ha and in 2000, was shown to have 94% of planted forests owned privately. Between 2000 and 2002, South Africa saw the benefits of this system and estimated that 90,000 ha became privatized. Privatization typically consists of the management of natural forest concessions or leases, volume permits or standing timber sales, outsourcing and community-based approaches. Global paper consumption trends continue to edge higher, confirming its utility as a low cost, high- performance and flexible material. Paper has been labeled by many as “essential” for development and modern living. Global consumption has increased by at least 25% during the 20th century and by a factor of three in the last three decades alone.

The Asian demand for timber and pulp supply has increased due to the rapid expansion of its economy and one of the largest population densities. These increases have led also to the increase in usage of computers requiring more printing paper, higher living standards, and the usage of more books, magazines and packing boxes. These same factors also drive the increased demand for Eucalyptus Oil, which China uses over 70% of the world’s production, and is projected to increase as well as the demand for the wood chips, which is one of the principal ingredients for manufacturing chipboard. Many experts believe China’s demand for such material will continue for the next 30 years.

The international market’s demand for timber derivative products continues to rise as economic factors drive the consumption of such goods forward. Household production levels directly impact the consumption levels of chipboards. A nationwide study in China determined 80% of the finished products available to the market are developed in household processing level mills which cannot meet the market demand. The insufficient rate in correlation with the high demand for timber raw material is so great that outside sources need to be employed. Aside from the growing demand for corn products in the Asian market, Indonesia is currently importing 1.5 million metric tons of corn annually to sustain its ever-growing production of ethanol and demand for animal feed products.

OPERATING MODEL

The Companies have developed a synergy of agro-biotechnology and cutting edge forestry/agricultural practices in response to the growing demand for timber and farming products. When these practices are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable energy. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, hydrocarbon fuel, recreational areas, animal habitat, and clean air are some of the many benefits of the world’s forests.

The Companies will execute their plantation/farming operating plan through the implementation of a sound land management system, promote and/or establish infrastructural development programs and provide provisions for financial, economic and social growth to the people in the development areas. It is essential for the development to take into consideration local bio-physical environment conditions as well as the traditional and cultural beliefs of the local villagers. In conjunction with local inhabitants, the Companies have developed a plan that will maximize profits to the greatest potential of the area, while increasing employment and constantly re-examining their administrative and management programs. The Companies will work to achieve superior safety performance, implement reliable harvesting, replanting and farming processes, and become a leader of the industries of sustainable forestry and farming as well as leaders in the development of socially conscious and environmentally sensitive land development throughout the world.

The Companies believe the affectivity of any forest management system hinges on the accuracy of obtaining pre-development information. They have commissioned qualified and highly experienced foresters, surveyors and enumerators to conduct surveys that will map out the harvestable area before the commencement of development activities. The data obtained from these surveys will provide a framework for the development of the infrastructure of the plantations. Local inhabitants will be employed to operate the plantation/farming operations as laborers and managers. There will also be teams of trainee plantation employees, field doctors, security personnel, cooks and other basic labor to support the large scale of operations being undertaken.

Possessing a strong commitment to responsible environmental management practices, the Companies will continuously monitor and improve the environmental outcomes of its operations. In the interest of good corporate citizenship, a plan has been developed to ensure that all operations are sensitive to the environmental and ecological importance of transforming the virgin forests territories into a sustainable and renewable timber resource in a responsible manner. The Companies have consulted with the scientific and environmental communities regarding the establishment of a preserve for the relocation of wildlife, the preservation of biodiversity, the investigation of potential medical benefit and the replanting of several noble species.

APR plans to construct a large number of roads to connect the project area with the proposed factory area, harbor, camp site, local inhabitant living area, and other major sites that require transportation to and from on a frequent basis. Throughout this phase, inventory and tree marking will take place. The data obtained from these surveys will provide a framework for the development of the infrastructure of the plantations. Local inhabitants will be employed to participate in the operations of the plantation and, in some cases as specialized loggers. There will also be teams of back-up plantation employees, field doctors, security personnel, cooks and other basic labor to support the large scale of operations being undertaken. In conjunction with the local inhabitants, equipment specialists, as well as labor force specialist from Indonesia and Singapore, APR has developed a fully operational on-the-ground team ready to begin the first phase.

The near-equatorial position of Indonesia and Papua New Guinea ensures a good supply of rainwater for the tree crops year-round with little or no seasonal change, aiding in maintaining the consistent growth cycle of only 3-4 years. The specific location of the government granted timberland concessions in Indonesia enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. In Papua New Guinea the concessions are protected from such conditions by the large islands of New Britain and New Ireland, which act as barriers at sea. Thus, the timberlands are all located in the areas most conducive to growth, maintenance, transportation, and sale. The areas of Southeast Asia allow eucalyptus tree and farming production to thrive due to the steady weather patterns and no real winter season.

PRODUCTS

The forestland that will be the site of APR’s plantation in Indonesia are lands that have been classified by the government as "critical land" meaning land that has been partially harvested illegally during the past 50 years and the Companies have commissioned physical surveys on the target sites. The majority of the noble species and selected hardwoods have been removed by illegal logging during the past half-century. The general composition of the remaining species included on the development sites are primarily whole new growth bushes, heavy brush and some small little grove saplings which all are somewhat suitable for the manufacture of paper and paper products.

Due to the fact that all of the plantation and plant sites are considered "critical land," the Companies have commissioned physical surveys on the target sites. The majority of the noble species and selected hardwoods have been removed by illegal logging during the past half-century. The general composition of the remaining species included on the development sites are primarily whole new growth bushes, heavy brush and some small little grove saplings which all are somewhat suitable for the manufacture of paper and paper products.

The current raw materials that are being used for the manufacture of paper include peelable logs, woodchips and pulp. Raw lumber stock (peel-able logs) for the production of woodchips (the first step in the production of paper) is currently selling at $80 per cubic meter, which shows an increase of 7% in the last year. Pulp prices (the second step in the production of paper) are rapidly rising and have increased by more then $15 per ton in the last year alone. As of May 2006, the average market price for pulp was $405 per ton. Paper prices have also been rising at approximately the same rate, and raw paper is currently being sold ranging from $3,000 to $6,000 per ton, depending on its grade.

LEGAL

The Company is a party to a lawsuit where the plaintiff is alleging that he is entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. On November 28, 2007, the Company settled the lawsuit with the plaintiff. In full and final settlement of the claims asserted in the action, the Company has paid the plaintiff $10,000 in cash and issued the plaintiff 200,000 shares of the Company’s common stock on December 21, 2007.

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

HUMAN RESOURCES

As of December 31, 2007, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

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

As mentioned above, Arrow Pte. has entered into a Marketing and Distribution Agreement with the Company for the exclusive sales and distribution of the commercial global marketing of natural resource projects, including but not limited to timber resources, derivatives from it and other natural resources for a predetermined fee of 10% of Arrow Pte.’s gross sales activity in Papua New Guinea. However, the World Bank and World Wildlife Federation have adopted forest management guidelines to ensure economic, social and environmental benefits from timber and non-timber products and the environmental services provided by forests. Most countries, including Indonesia as of 2007, have adopted these guidelines as law in order to promote economical development while combating the ongoing crisis of worldwide deforestation.

It has always been the policy of Arrow Pte to follow the international guidelines for the harvesting of timber in virgin forests. In December 2007, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea. This fact is adverse to the economic, social and environmental goals of Arrow Pte. because with the amount of land that the project was allotted combined with the agreed upon previous guidelines of the marketing and distribution agreement, yields would be significantly reduced. Given the significant change in the economics of the harvesting of the timber in Papua, New Guinea, Arrow Pte. has decided not to pursue any further operations in Papua, New Guinea given that the above restrictions cause a significant reduction in the volume of harvesting, which results in a disproportionate cost to yield ration at the Papua, New Guinea site which makes the project not economically feasible in the foreseeable future.

Based on the fact that Arrow Pte. is unable to fulfill their part of the agreement, the Company has reached the conclusion that the marketing and distribution agreement has no value. Therefore, the Company has fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007.

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

COMPETITION

APR principal plantation operations will be located in Indonesia in close proximity to the Asian Pacific market enabling timber to be delivered with lower shipping costs, and at higher profit. The distance for competitors to ship their products includes a much greater cost and longer shipping period. These near-equatorial locations ensures a good supply of rainwater for the tree crops, which aids in developing a consistent growth cycle of only 3-4 years. The specific location of the government granted timberland concessions, in Indonesia, enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. Thus, the location of this timberland makes easier to transport and sell, and easier to maintain.

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

Brazil has 400 million hectares of tropical forests, and 7 million hectares of exotic plantations comprised mainly of fast growing eucalyptus. The timber from these plantations provides raw material for charcoal, and pulp and paper production. Brazil accounts for 60% of total charcoal production although native woods are mostly used for timber production; with an annual consumption rate around 250 million cubic meters.

Chile has around 5.5 million hectares of productive native forest, mainly Nothofagus hardwood species. Timber production from native hardwood amounts to 0.35 million m 3 /year, and nearly 75% is used to produce chips for exports to Asian countries. Pine and eucalyptus plantations cover 1.8 million hectares, with an annual expansion rate of 7-10%. Pinewood accounts for 78% of total plantations; eucalyptus is growing faster and a big surplus is expected within the next decade.

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

INTEGRATED TREE CROPPING (www.itclimited.com.au): As the largest timber firm in Australia, ITC controls almost 120,000 hectares of hardwood plantations.

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

LONGVIEW FIBRECOMPANY (www.longviewfibre.com): Longview’s principal activity is to own, manage and operate timberlands, pulp and paper mill and converting plants. It operates in three business segments: timber, paper and paperboard and converted products. The timber segment owns and manages approximately 585,000 acres of timberlands in nine tree farms in Oregon and Washington. The paper and paperboard segment includes the operation of a pulp and paper mill that produces corrugating medium and linerboard. The Converted Products segment includes the operations of 15 converting plants located in 12 states that produce value-added corrugated containers, specialty packaging and creative point-of-purchase displays. The company exports its products to Japan, China, Canada and Southeast Asia.

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

DEMOGRAPHICS

The climate of Indonesia is reported to be monsoonal in nature, characterized by high temperatures and humidity throughout the year. However, the specific location of the timber concessions within these countries enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. Operations in Indonesia are located inland, not on annual flood plains, not on islands with historically high earthquake activity and where there are active volcanoes present.

EMPLOYEES

As of December 31, 2007, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

SIGNIFICANT CAPITAL REQUIREMENTS & DILUTION

The Company’s capital requirements are and will continue to be significant. The Company anticipates, based on management’s internal forecasts and assumptions relating to its operations (including the costs associated with marketing), that unless at least $1,500,000 is raised for working capital purposes, the Company’s cash resources will not be sufficient to satisfy the Company’s contemplated cash requirements and that additional financing may be needed to support the Company. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. To the extent that any financing involves the sale of the Company’s equity securities, the interests of the Company’s then existing shareholders could be substantially diluted. Dilution will also occur when and if options to be granted to employees, consultants and other third parties are exercised.

DEPENDENCE ON ARROW PACIFIC RESOURCES GROUP LIMITED AND ITS OPERATING SUBSIDIARIES

Our revenues are currently entirely derived from sales of APR and its operating subsidiaries products sales. APR will not be in a position to generate timber sales until it has completed certain infrastructure improvements in Indonesia. The infrastructure requirements will take APR a maximum of one year to complete. Therefore, APR will probably not generate meaningful sales of its timber products until the third quarter of 2008.

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

ABSENCE OF DIVIDENDS & DIVIDEND POLICY

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

OWNERSHIP OF THE COMPANY

APR owns 53.76% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is an 8% owner of the Company’s stock.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $129,023,304 for the year ended December 31, 2007 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2007 of $133,810,007. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

Due to the change in business activities of the Company in conjunction with the change in control, we are no longer able to realize any benefit from net operating losses carried forward of CNE Group, Inc. of approximately $30,000,000. The Company currently has net operating losses of approximately $185,000 related to development stage activity, which may be carried forward to future periods.

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

We depend on the continued services and performance of Peter Frugone, our Chairman and Chief Executive Officer, Rudolph Karundeng, one of our Directors, as well as Senior Advisor, Hans Karundeng and his subsidiary operations for our future success. If either Mr. Frugone or Mr. Rudolph Karundeng becomes unable or unwilling to continue in his current position, our business and financial conditions could be damaged. We are not the beneficiaries of any key person life insurance covering them or any other executive.

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

Our executive officers and directors, and persons or entities affiliated with them, currently control approximately 18% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

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

Our executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, 27th Floor,New York, NY 10019 where we use office space, on a temporary basis, under a management agreement with Empire Advisory, LLC.

Item 3.	Legal Proceedings

The Company was a party to a lawsuit where the plaintiff alleged that he was entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. On November 28, 2007, the Company settled the lawsuit with the plaintiff. In full and final settlement of the claims asserted in the action, the Company has paid the plaintiff $10,000 in cash and issued the plaintiff 200,000 shares of the Company’s common stock having a fair value of $12,000, based on the public traded share price on December 21, 2007. The settlement resulted in a loss on debt conversion of $2,000 during the year ended December 31, 2007 because an estimated liability had been recognized prior to 2007.

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

Item 4.	Submission of Matters to a Vote of Security-Holders.

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2007, the Company has received $280,000 from investors towards 280,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2007, none of the shares under this plan have been issued and the Company has accrued $200,137 of cash and recorded additional paid-in capital of $60,041 for stock compensation based on the fair value of 1,000,685 shares to be issued to the members of the Board.

PART II

Item 1.	Market For Common Equity and Related Stockholder Matters.

Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of March 18, 2008 was approximately 311.

Equity Sale Prices:

	Common Stock
	High Sales	Low Sales
	Price	Price
2007
1st Quarter	0.21	0.14
2nd Quarter	0.14	0.07
3rd Quarter	0.10	0.06
4th Quarter	0.07	0.04

2006
1st Quarter	0.51	0.28
2nd Quarter	0.49	0.18
3rd Quarter	0.26	0.06
4th Quarter	0.33	0.07

The number of freely tradable shares not held by affiliates is 17,254,089.

As of April 10, 2008, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $1,035,245.

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

ARROW RESOURCES DEVELOPMENT, LTD.

In August 2005, Arrow entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow Ltd., in which Arrow (formerly CNE) was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow Ltd.’s designees, representing 96% of all outstanding equity of CNE on a fully diluted basis in exchange for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations (CareerEngine, Inc., SRC and US Commlink) and changed its name to Arrow Resources Development, Inc.

On August 1, 2005, Arrow Ltd. entered into the Marketing Agreement with Arrow Pte. and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), acting as agent, due on or before December 31, 2005. Empire is Arrow Pte.’s merchant banker. The Note permitted the Company, as Arrow’s sole stockholder, to cause Arrow to repay the Note in cash or with 10,000,000 shares of the Company’s non-voting Series AAA Preferred Stock. However, in December 2007, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea.

This fact is adverse to the economic, social and environmental goals of Arrow Pte. because with the amount of land that the project was allotted combined with the agreed upon previous guidelines of the marketing and distribution agreement, yields would be significantly reduced. Given the significant change in the economics of the harvesting of the timber in Papua, New Guinea, Arrow Pte. has decided not to pursue any further operations in Papua, New Guinea given that the above restrictions cause a significant reduction in the volume of harvesting, which results in a disproportionate cost to yield ration at the Papua, New Guinea site which makes the project not economically feasible in the foreseeable future.

Based on the fact that Arrow Pte. is unable to fulfill their part of the agreement, the Company has reached the conclusion that the marketing and distribution agreement has no value. Therefore, the Company has fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007. (See Note 6.)

On April 4, 2006 Arrow Resource Development Ltd. (the Company’s Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR’s gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2007, the Company has not recovered any revenue from this agreement.

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

VALUATION OF GOODWILL, PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The Company’s only intangible asset was comprised of a marketing and distribution agreement with Arrow Pte. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” this intangible agreement is no longer amortized; instead the intangible is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

• Significant inability to achieve expected projected future operating results;

• Significant changes in the manner in which the work is able to be performed what increases costs;

• Significant negative impact on the environment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations,” (“FASB 141R”). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity's fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the year ended December 31, 2007 we incurred consulting fees of $3,541,850 of which, $3,358,386 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the year ended December 31, 2006, we incurred consulting fees of $3,391,129 of which, $3,257,683 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the years ended December 31, 2007 and 2006 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of good sold for the year ended December 31, 2007 and 2006 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $3,541,850 for the year December 31,2007 as compared to $4,413,216 for period from inception (November 15, 2005) to December 31, 2006 and $7,955,066 for the period from inception (November 15, 2005) to December 31, 2007. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses decreased to $161,624 for the year ended December 31, 2007 as compared to $392,553 for the period from inception (November 15, 2005) to December 31, 2006 and $554,177 for the period from inception (November 15, 2005) to December 31, 2007. This was primarily due to a decrease in legal and a reduction in operating expenses.

Directors’ compensation increased to $260,178 for the year ended December 31, 2007 as compared to none for the period from inception (November 15, 2005) to December 31, 2006. The increase was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 and 250,000 shares in the Company’s common stock, effective January 1, 2007.

Delaware franchise taxes amount to $57,652 for the year ended December 31, 2007 compared to $127,349 for the period from inception (November 15, 2005) to December 31, 2006 and $185,001 for the period from inception (November 15, 2005) to December 31, 2007. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At December 31, 2007, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2007, December 31, 2006 and 2005 in the amount of $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company will file the delinquent tax returns in the second quarter of 2008 and pay the amount owed in full during the fourth quarter of 2008.

Total operating expenses during the development stage decreased to $4,021,304 for the year ended December 31, 2007 as compared to $4,933,118 for the period from inception (November 15, 2005) to December 31, 2006 and $8,954,422 for the period from inception (November 15, 2005) to December 31, 2007.

In December 2007, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea. This fact is adverse to the economic, social and environmental goals of Arrow Pte. because with the amount of land that the project was allotted combined with the agreed upon previous guidelines of the marketing and distribution agreement, yields would be significantly reduced. Given the significant change in the economics of the harvesting of the timber in Papua, New Guinea, Arrow Pte. has decided not to pursue any further operations in Papua, New Guinea given that the above restrictions cause a significant reduction in the volume of harvesting, which results in a disproportionate cost to yield ration at the Papua, New Guinea site which makes the project not economically feasible in the foreseeable future. Based on the fact that Arrow Pte. is unable to fulfill their part of the agreement, the Company has reached the conclusion that the marketing and distribution agreement has no value. Therefore, the Company has fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007. (See Note 6.)

The Company was a party to a lawsuit where the plaintiff alleged that he was entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. On November 28, 2007, the Company settled the lawsuit with the plaintiff. In full and final settlement of the claims asserted in the action, the Company has paid the plaintiff $10,000 in cash and issued the plaintiff 200,000 shares of the Company’s common stock having a fair value of $12,000, based on the public traded share price on December 21, 2007. The settlement resulted in a loss on debt conversion of $2,000 during the year ended December 31, 2007 because an estimated liability had been recognized prior to 2007. (See Item 3. Legal Proceedings and Note 11 - Commitments and Other Matters.)

At December 31, 2006, the Company wrote off liabilities associated with CNE, the predecessor entity, which will not be paid. The total amounted to $395,667 and was recorded as a reduction to accrued expenses. This resulted in the recognition of a gain for the same amount.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of December 31, 2007 and December 31, 2006 the Company had $1,040 and $0 of cash, respectively. We had losses of approximately $129,023,304 for the year ended December 31, 2007 and do not currently generate any revenue. We had losses of approximately $3,514,000 for the year ended December 31, 2006 and did not generate any revenue for that year. In order for us to survive the next twelve months we will need to secure approximately $1,500,000 of debt or equity financing. We expect to secure the additional financing in the future but there can be no guarantee that we will be successful.

Off-Balance Sheet Arrangements

At December 31, 2007, we had no off-balance sheet arrangements.

Year ended December 31, 2007 compared to the Year ended December 31, 2006.

Operating Activities

We used $2,597,391 of cash in our operating activities during the year ended December 31, 2007. We had a net loss of $129,023,304 which was offset by the write down of the marketing and distribution agreement for $125,000,000. We had an increase in stock-based directors’ compensation to be issued of $60,041, accounts payable and accrued expenses payable of $1,365,872 mostly related to compensation and management fees. In addition, we had a working capital deficiency of $8,733,265 during the period ended December 31, 2007. We did not have any material commitments for capital expenditures as of December 31, 2007.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. During the third and fourth quarters of 2006, the Company received a total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. During the year ended December 31, 2007, the Company received an additional $500,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share.

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2007, the Company has received $280,000 from investors towards 280,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2007, none of the shares under this plan have been issued and the Company has accrued $200,137 of cash and recorded additional paid-in capital of $60,041 for stock compensation based on the fair value of 1,000,685 shares to be issued to the members of the Board.

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

CEO-President, Chairman and Director - Peter J. Frugone

In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, 58, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management.

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

Director - John E. McConnaughy, Jr.

John E. McConnaughy, Jr., 78, is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company he founded in 1985. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992.

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

Director (2005-February 28, 2007) - John W. Allen

John W. Allen, 69, is Chairman and CEO of Spring Investment Corporation an international investment firm based in New York City. He is also Chairman and CEO of Greater China Corporation, a U.S. public company with operations in Hong Kong and China. He was a co-founder of Turtlesnap Ventures, Inc. a company which identifies promising technology opportunities through its “Global Trends in Technology” Symposia.

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

Director (February 26, 2007 - October 15, 2007) - Robert A Levinson

Robert A. Levinson, 83, served as Chairman of the Board of Andrex Industries Corporation, a company engaged in textile manufacturing and processing, from April 1979 to May 1995. He has served as Chairman of the Board of Levcor International, a public company engaged in several industry segments, since June of 1989. From November of 1979 to July of 1986, he was President of Dillon Yarn Corporation, a texturizer of polyester filament yarn. From 1977 to December of 1987, Mr. Levinson was Chairman of the Board of Directors of Sheldon Petroleum.

Levinson was a member of the Board of Directors of the Brooklyn Museum from 1968 to 1994, where he served as Chairman from 1972 to 1984. Mr. Levinson is a former Chairman and member of the Advisory Board of The National Dance Institute, Chairman Emeritus and member of the Board of The Harlem School of the Art, Vice Chairman of the Board of Directors of the National Committee on United States-China Relations, and is on the Advisory Committee of the Center for U.S.-China Arts Exchange at Columbia University.

Mr. Levinson is also on the Board of Overseers of the Hood Museum and Hopkins Performing Arts Center at Dartmouth, and a member of the New York-Beijing Sister City Advisory Committee and also serves as Chairman, President and CEO of Carlyle Industries, Inc., a publicly-owned manufacturer of threads, buttons, crafts, and gifts. He is also a member of the Advisory Board at the World Policy Insitute at the New School and the Board of the National Academy of Design Museum and School.

Mr. Levinson graduated from Dartmouth with an A.B. degree in February of 1946 and received an MBA from the Amos Tuck School at Dartmouth in September of the same year. He attended the London School of Economics and Political Science, where he did additional graduate work.

Director - Rudolph Karundeng

Mr. Karundeng, 28, has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

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

Director - James L. Rothenberg

Mr. Rothenberg is an attorney who is licensed to practice in the State of New York.  He is also licensed to practice before the federal courts in the Southern and Eastern Districts of New York.  Since 1990, Mr. Rothenberg has served as a case consultant and expert witness in securities litigation and arbitration, criminal defense and employment matters.  He is also a consultant and a lecturer in securities market structure, exchange specialists and NASD market makers.  From 1996 through 2003, Mr. Rothenberg served as counsel to Bear Wagner Specialists LLC, members of the New York Stock Exchange.  He is currently a member of the Federal Regulation of Securities Committee, Litigation Committee and Broker-Dealer Subcommittee. From 1970 through 1973, Mr. Rothenberg was employed by the Securities and Exchange Commission as an enforcement attorney in Washington DC and from 1973 through 1975 he was Chief Counsel and Manager of the Market Surveillance Division of the New York Stock Exchange.  From 1975 through 1985, Mr. Rothenberg was a principal of Rothenberg Stuart Co., specialists on the New York Stock Exchange.

Senior Advisor - Hans Karundeng

Mr. Hans Karundeng, 57, has been involved in a wide variety of business ventures throughout his life. His first business activity was operating a bakery which supplied bread to the city as well as neighboring cities and to this day is still well known throughout Java, Indonesia. After selling his shares in the business, he became involved in Timber and timber related products with the company that has now become one of the largest paper and paper related products manufacturer and supplier in the world, Asian Pulp and Paper. Mr. Karundeng during this time, opened a company named P.T. Akal Rasa, which helped develop low-income housing for an underdeveloped area in Indonesia.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.   Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The directors and executive officers of the Registrant as of March 31, 2008 were as follows:

Name and Address	Position	Tenure
Peter J. Frugone	Chairman, Chief Executive Officer	2005 to Present
124 West 79th Street, Apt 14B	and Director
New York, NY

Rudolph Karundeng	Director	2005 to Present
19 Taman Serasi
Botanic Garden View #01-25

John E. McConnaughy Jr.	Director	2005 to Present
637 Valley Road
New Canaan Ct.

James Rothenberg	Director	10/15/2007
152 W. 57th Street, 27th Floor,		to
New York, NY 10019		Present

BUSINESS EXPERIENCE

PETER J. FRUGONE. In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management. In 1991, Mr. Frugone founded, and has since acted as the Managing Director of, Empire Advisory LLC (formerly Electra Capital Corporation), a boutique consulting and investment bank specializing in small and medium sized transactions ($1 million to $10 million). Empire has provided financial consulting and investing banking services to over 300 clients which has resulted in the completion of more than 100 debt and equity placements with a total value of $250 million. From 1972 until 1989 Mr. Frugone was the CEO of Citadel Construction and Financial Corporations. He started Citadel as a small home improvement company and expanded to all phases of general construction, project management, and real estate development with 1988 annual sales of $25 million. During that period Citadel completed development projects of $105 million and construction projects of over $400 million. Mr. Frugone started his career as an executive trainee with Marine Midland Bank in 1967, rising to the position of Corporate Trust Officer in charge of bond and coupon auditing. From 1969 to 1971 Mr. Frugone was a "baby bond" trader for Merrill Lynch Pierce Fenner and Smith, then with Loeb Rhodes and Company and with Pershing and Company.

RUDOLPH KARUNDENG. Mr. Karundeng has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks Since receiving his degree in Economics from UCLA, Rudolph Karundeng has been Director in numerous corporations throughout the world including Golden Summit Inc. a small-cap company lender and loan facilitator, Du Motier International Corporation, a note structure developer as well as a bank loan facilitation consultant. During his tenure as a Director for these companies he has been involved in facilitating the loans for 25 Clients, which had a loan range from $100 Million to $1.8 Billion for various projects including mining, manufacturing, and marketing. Mr. Karundeng is intimately involved with all the processes, equipment, and day to day operations of each project in order to better help in cost and budget analysis for each project. Through his family’s earlier background of mining and forestry he has developed a strong base of knowledge for the day-to-day operations as well as development, marketing and all forms of operations for coal mining, oil refining, gas mining, and forestry. Another product of his tenure as Director of these companies is Mr. Karundeng’s has developed his knowledge in Note Structures as well as the laws that pertain to them in many areas of the world including but not limited to United States, Europe, China, Singapore, and Indonesia. He has facilitated the sale, usage, and the acquisition of Notes throughout the world utilizing his many banking relationships throughout the world to assist companies in moving a project forward.

JOHN E. MCCONNAUGHY, JR. Mr. McConnaughy is Chairman and Chief Executive Officer of JEMC Corporation. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992. Prior to joining Peabody in 1969, Mr. McConnaughy served as Vice President of European Consumer Products with the Singer Company. He was responsible for operations in 16 countries and sales of $400 million. He had previously been President of the Singer Company of Canada, Limited. Earlier, he held management positions at Westinghouse Electric Corp. in its consumer group and portable appliance divisions. Mr. McConnaughy currently serves on the boards of five other public companies Allis-Chalmers Energy Inc.,(ASY,) Wave Systems Corp. (WAVX), Arrow Resources Development, Inc, (OTC:BB ARWD) Levcor International, Inc. (LEVC.OB) and Kinetitec Corporation. Mr. McConnaughy has been a Director of Oxigene, Inc., Varsity Brands, Inc., Texstar Corporation, MAI Corporation, Pets Choice Ltd., Akzona Corp., First Bank Corp. (New Haven), Beringer Co., Inc., the Pullman Co., Moore McCormack Resources, Peabody International Corp., DeVlieg Bullard, Inc., Mego Financial Corp., Trasact International, Inc. and RateXchange, who changed their name to MCF Corporation. and Fortune Natural Resources Corporation from 2000 through January 30, 2004.

JAMES L. ROTHENBERG. Mr. Rothenberg is an attorney who is licensed to practice in the State of New York.  He is also licensed to practice before the federal courts in the Southern and Eastern Districts of New York.  Since 1990, Mr. Rothenberg has served as a case consultant and expert witness in securities litigation and arbitration, criminal defense and employment matters.  He is also a consultant and a lecturer in securities market structure, exchange specialists and NASD market makers.  From 1996 through 2003, Mr. Rothenberg served as counsel to Bear Wagner Specialists LLC, members of the New York Stock Exchange.  He is currently a member of the Federal Regulation of Securities Committee, Litigation Committee and Broker-Dealer Subcommittee. From 1970 through 1973, Mr. Rothenberg was employed by the Securities and Exchange Commission as an enforcement attorney in Washington DC and from 1973 through 1975 he was Chief Counsel and Manager of the Market Surveillance Division of the New York Stock Exchange.  From 1975 through 1985, Mr. Rothenberg was a principal of Rothenberg Stuart Co., specialists on the New York Stock Exchange.

Director (2005-February 28, 2007) - John W. Allen

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

Director (February 26, 2007 - October 15, 2007) - Robert A Levinson

Robert A. Levinson, 83, served as Chairman of the Board of Andrex Industries Corporation, a company engaged in textile manufacturing and processing, from April 1979 to May 1995. He has served as Chairman of the Board of Levcor International, a public company engaged in several industry segments, since June of 1989. From November of 1979 to July of 1986, he was President of Dillon Yarn Corporation, a texturizer of polyester filament yarn. From 1977 to December of 1987, Mr. Levinson was Chairman of the Board of Directors of Sheldon Petroleum.

Levinson was a member of the Board of Directors of the Brooklyn Museum from 1968 to 1994, where he served as Chairman from 1972 to 1984. Mr. Levinson is a former Chairman and member of the Advisory Board of The National Dance Institute, Chairman Emeritus and member of the Board of The Harlem School of the Art, Vice Chairman of the Board of Directors of the National Committee on United States-China Relations, and is on the Advisory Committee of the Center for U.S.-China Arts Exchange at Columbia University.

Mr. Levinson is also on the Board of Overseers of the Hood Museum and Hopkins Performing Arts Center at Dartmouth, and a member of the New York-Beijing Sister City Advisory Committee and also serves as Chairman, President and CEO of Carlyle Industries, Inc., a publicly-owned manufacturer of threads, buttons, crafts, and gifts. He is also a member of the Advisory Board at the World Policy Insitute at the New School and the Board of the National Academy of Design Museum and School.

Mr. Levinson graduated from Dartmouth with an A.B. degree in February of 1946 and received an MBA from the Amos Tuck School at Dartmouth in September of the same year. He attended the London School of Economics and Political Science, where he did additional graduate work.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. McConnaughy is an “audit committee financial expert” (as defined in Item 401(e)(2) of Regulation S-B). Mr. McConnaughy is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2007, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

Item 10.	Executive Compensation.

The following table sets forth the salaries of the Company’s executive officers for the fiscal year ending December 31, 2007.

			Annual Compensation			Long-Term Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Number of Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Peter J. Frugone	2007	(1)	$-	$-	$50,000	$-		-	$-	$15,000	(1)
Chairman, CEO and Director	Prior to 2006		-	-	-	-	52,000,000	-	-	-

Rudolph Karundeng	2007	(2)	-	-	50,000	-	-	-	-	15,000	(2)
Director	Prior to 2006		-	-	-	-	52,000,000	-	-	-

John E. McConnaughy, Jr.	2007	(3)	-	-	50,000	-	-	-	-	15,000	(3)
Director	Prior to 2006		-	-	-	-	9,875,000	-	-	-

James Rothenberg	2007	(4)	-	-	10,548		-	-	-	3,164	(4)
Director	Prior to 2006		-	-	-		-	-	-	-

John Allen	2/28/2007	(5)	-	-	7,945		-	-	-	2,384	(5)
Director	1/1/2007		-	-	-		-	-	-	-

Robert Levinson	10/15/2007	(6)	-	-	31,644		-	-	-	9,493	(6)
Director	2/26/2007		-	-	-		-	-	-	-

(1)
As part of Chairman's compensation that was proved by the Board of Director on December 3, 2007, Mr. Frugone was entitled to 250,000 shares of the Company's Common Stock which has fair market value of $15,000. At December 31, 2007, none of these shares we

(2)
As part of director's compensation that was proved by the Board of Director on December 3, 2007, Mr. Karundeng was entitled to 250,000 shares of the Company's Common Stock which has fair market value of $15,000. At December 31, 2007, none of these shares

(3)
As part of director's compensation that was proved by the Board of Director on December 3, 2007, Mr. McConnaughy was entitled to 250,000 shares of the Company's Common Stock which has fair market value of $15,000. At December 31, 2007, none of these share

(4)
As part of director's compensation that was proved by the Board of Director on December 3, 2007, Mr. Rothenberg was entitled to 52,740 shares of the Company's Common Stock which has fair market value of $3,164. At December 31, 2007, none of these shares w

(5)
As part of director's compensation that was proved by the Board of Director on December 3, 2007, Mr. Allen was entitled to 39,726 shares of the Company's Common Stock which has fair market value of $2,384. At December 31, 2007, none of these shares were i

(6)
As part of director's compensation that was proved by the Board of Director on December 3, 2007, Mr. Levinson was entitled to 158,219 shares of the Company's Common Stock which has fair market value of $9,493. At December 31, 2007, none of these shares we

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 31, 2008, there were 649,743,260 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class
Peter J. Frugone (2)	Chairman, Chief Executive Officer and Director	52,250,000	8.0%
Rudolph Karundeng (3)	Director	52,250,000	8.0%
John E. McConnaughy Jr. (4)	Director	10,125,000	1.6%
James Rothenberg (3)	Director	52,740	0.0%
John Allen (6)	Former Director (1/1/07 - 2/28/07)	39,726	0.0%
Robert Levinson (7)	Former Director (2/26/07 - 10/15/07)	158,219	0.0%
Arrow Pacific Resources Group Limited (8)		349,370,000	53.8%
AIS International Holdings Ltd. (9)		55,000,000	8.5%
World Ocean Development Corp. (10)		35,000,000	5.4%

Officers and Directors as a Group (4 persons)		114,677,740	17.6%

(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such secrity or

(2)
Mr. Frugone's address is 124 West 79th Street, Apt 1, New York, NY. Mr. Frugone is entitled to 250,000 common shares related to directors' compensation, none of which were issued as of December 31, 2007. Mr. Frugone also holds 52,000,000 shares of the Co

(3)
Mr. Karundeng's address is 19 Taman Serasi, Botanic Garden View #01-25. Mr. Karundeng is entitled to 250,000 common shares related to directors' compensation, none of which were issued as of December 31, 2007. Mr. Karungdeng also holds 52,000,000 shares

(4)
Mr. McConnaughy's address is 637 Valley Road, New Canaan Ct. Mr. McConnaughy is entitled to 250,000 common shares related to directors' compensation, none of which were issued as of December 31, 2007. Mr. McConnaughy also holds 9,875,000 shares of the Co

(5)	Mr. Rothenberg is entitled to 52,740 common shares related to directors' compensation, none of which were issued as of December 31, 2007.

(6)	Mr. Allen is entitled to 39,726 common shares related to directors' compensation, none of which were issued as of December 31, 2007.

(7)	Mr. Levinson is entitled to 158,219 common shares related to directors' compensation, none of which were issued as of December 31, 2007.

(8)
Arrow Pacific Resources Group Limited's address is 19 Taman Serasi, Botanic Garden View #01-25. Arrow Pacific Resources Group Limited currently holds 349,370,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31

(9)	AIS International Holdings Ltd. currently holds 55,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2007.

(10)	World Ocean Development Corp. currently holds 35,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2007.

Item 12.	Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

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

Audit Fees

Audit fees for 2007 and 2006 incurred to KBL, LLP were $55,514 and $75,000. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur audit related fees from KBL LLP in 2007 and 2006.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from KBL LLP in 2007 and 2006.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2007 and 2006, other than the services reported above.

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 15, 2008	By:	/ S/ PETER J. FRUGONE Peter J. Frugone
President and Chief Executive Officer

Dated: April 15, 2008	By:	/ S/ PETER J. FRUGONE Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE Peter J. Frugone	President and Chief Executive Officer and Director (principal executive officer)	April 15, 2008

/ S/ PETER J. FRUGONE Peter J. Frugone	Principal Accounting Officer (principal financial and accounting officer)	April 15, 2008

/ S/ JOHN E. McCONNAUGHY , JR . John E. McConnaughy, Jr.	Director	April 15, 2008

/ S/ JAMES ROTHENBERG James Rothenberg	Director	April 2, 2008

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arrow Resources Development, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Arrow Resources Development, Inc. and Subsidiaries, development stage entity, (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit) equity during the development stage, for the year ended December 31, 2007, and for the period from inception (November 15, 2005) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows during the development stage for the year ended December 31, 2007, and for the period from inception (November 15, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 6 and 10 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP
Certified Public Accountants
April 15, 2008

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (during the development stage)

	December 31, 2007	December 31, 2006
ASSETS
Current:
Cash	$1,040	$—
Prepaid expenses	—	—
Total current assets	1,040	—

Amortizable intangible asset
Marketing and distribution agreement	—	125,000,000

Total assets	$1,040	$125,000,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable (including $3,592,491 and $2,510,491 due to shareholders, respectively)	$4,085,122	$2,719,251
Due to related parties	4,404,183	2,597,751
Notes payable, including accrued interest of $20,000 in both years	245,000	245,000

Total liabilities	8,734,305	5,562,002

Commitments and contingencies	—	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.10 par value, 10 million shares authorized, 280,000 shares to be issued	280,000	—
Common stock, $0.00001 par value, 1 billion shares authorized, 649,743,240 and 649,543,240 issued and outstanding, respectively; 1,485,000 and 985,000 shares to be issued at December 31, 2007 and 2006, respectively	6,497	6,495
Additional paid-in capital	124,790,245	124,218,206
Accumulated deficit	(133,810,007)	(4,786,703)

Total stockholders’ (Deficit) equity	(8,733,265)	119,437,998

Total liabilities and stockholders’ (deficit) equity	$1,040	$125,000,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations (during the development stage)

	For the Year Ended December 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated during the development stage for the Period From Inception (November 15, 2005) to December 31, 2007
Revenue	$-	$-	$-
Operating expenses:
Consulting fees and services, including $3,358,386, $4,197,084 and $7,555,470 incurred to related parties, respectively
	3,541,850	4,413,216	7,955,066
General and administrative	161,624	392,553	554,177
Directors' compensation	260,178	-	260,178
Delaware franchise taxes	57,652	127,349	185,001

Total operating expenses	4,021,304	4,933,118	8,954,422

Loss from operations during the development stage	(4,021,304)	(4,933,118)	(8,954,422)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	395,667	395,667
Loss on write off of marketing agreement	(125,000,000)	-	(125,000,000)
Loss on settlement of predecesoor
entity stockholder litigation	(2,000)	-	(2,000)
Expenses incurred as part of recapitalization transaction	-	(249,252)	(249,252)
	(125,002,000)	146,415	(124,855,585)

Net loss	(129,023,304)	$(4,786,703)	$(133,810,007)

Basic and diluted net loss per weighted- average shares common stock outstanding	(0.203)	$(0.008)	$(0.212)

Weighted-average number of shares of common stock outstanding	636,073,137	623,733,021	631,654,538

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders' (Deficit) Equity (during the development stage)
	Series A Convertible Preferred Stock		Common Stock		Additional
	Shares to be issued	Amount	Shares issued	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)

Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	624,000,000	6,240	125,907,967	—	125,914,207

Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	—	$—	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company (985,000 shares)*	—	—	—	—	985,000	—	985,000
Net loss for the year	—	—	—	—	—	(3,514,445)	(3,514,445)
Balance at December 31, 2006	—	$—	649,543,240	$6,495	$124,218,206	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company (500,000 shares)*	—	—	—	—	500,000	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000					280,000
Common stock issued in settlement of predecesoor entity stockholder litigation	—	—	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation					60,041		60,041
Net loss for the year	—	—	—	—	—	(129,023,304)	(129,023,304)
Balance at December 31, 2007	280,000	$280,000	649,743,240	$6,497	$124,790,245	$(133,810,007)	$(8,733,265)

* At December 31, 2007 and December 31, 2006, there are 1,501,488 and 500,000 shares of Company Common Stock to be issued, respectively.

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows (during the development stage)

For the year ended December 31, 2007, for the period from inception (November 15, 2005) to December 31, 2006, and for the period from inception (November 15, 2005) to December 31, 2007

	For the Year Ended December 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated during the development stage for the Period From Inception (November 15, 2005) to December 31, 2007
Net loss	$(129,023,304)	$(4,786,703)	$(133,810,007)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	125,000,000	-	125,000,000
Stock-based directors' compensation to be issued	60,041	-	60,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	1,365,872	1,482,690	2,848,562
Net cash (used in) operating activities	(2,597,391)	(2,039,796)	(4,637,187)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Advances to related party	(369,575)	-	(369,575)
Net cash provided by investing activities	(369,575)	39,576	(329,999)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	25,000	25,000
Proceeds of loans received from related parties	1,175,000	-	1,175,000
Repayment towards loan from related party	(86,425)	-	(86,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,087,433	940,220	2,027,653
Net increase in investments/capital contributed	791,998	985,000	1,776,998
Advances from senior advisor	-	50,000	50,000
Net cash provided by financing activities	2,968,006	2,000,220	4,968,226

Net change in cash	1,040	-	1,040
Cash balance at beginning of period	-	-	-
Cash balance at end of period	$1,040	$-	$1,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.”) the Company’s wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource products.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standard Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting interim period, disclosure and transition. There were no adjustments required upon adoption of FIN 48.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2006 and for the year ended December 31, 2007. As of December 31, 2007, there are no dilutive equity instruments outstanding. However, the Company has 280,000 shares of Series A Convertible Preferred Stock that are issuable as of December 31, 2007.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to December 31, 2007, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  SFAS No.160 requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, in the amount of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statement of income, and that Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No.160 is effective for fiscal years, beginning on or after December 15, 2008 and cannot be applied earlier.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(revised 2007), “Business Combinations,” (“FASB 141R”). This standard requires that entities recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at their fair value at the acquisition date for any business combination consummated after the effective date. It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. FASB 141R is effective for fiscal years beginning after December 15, 2008.

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a noncontrolling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued):

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No.159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115”. SFAS No.159 permits entities to choose to measure eligible financial instruments and other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument but only upon the entire instrument - not portions of the instrument. Unless a new election date occurs, the fair value option is irrevocable. SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The statement standardizes the definition of fair value, establishes a framework for measuring in generally accepted accounting principles and sets forth the disclosures about fair value measurements. SFAS No. 157 is effective for the beginning of an entity's fiscal year that begins after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.

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

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$62,900
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	62,900
Less valuation allowance	(62,900)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
Net Operating Loss Carryover	$185,001

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$133,625,006
Delaware franchise taxes deductible on Company's tax return	185,001

Net loss for the period from inception (November 15, 2005) to September 30, 2007	$133,810,007

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2007 and 2006, the Company had notes payable outstanding as follows:

		September 30,	December 31,
Holder	Terms	2007	2006
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
Accrued interest (1)		20,000	20,000

Total		$245,000	$245,000

  (1) The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the year ended December 31, 2007, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

NOTE 6 - IMPAIRMENT OF MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

As discussed in Note 1, in August 2005, the Company executed a marketing and distribution agreement with Arrow Pte. This agreement was valued at fair value as determined based on an independent appraisal, which approximates the market value of 96% of the CNE public stock issued in settlement of the note.

The marketing and distribution agreement would have been amortized over the remainder of 99 years (the life of the agreement) once the Company commenced sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement has ever been taken during the period from inception (November 15, 2005) to December 31, 2007, as the relevant operations had not commenced.

The Company’s only intangible asset was comprised of this marketing and distribution agreement with Arrow Pte. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” this intangible agreement is no longer amortized; instead the intangible is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant inability to achieve expected projected future operating results;

•	Significant changes in the manner in which the work is able to be performed what increases costs;

•	Significant negative impact on the environment.

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

The World Bank and World Wildlife Federation have adopted forest management guidelines to ensure economic, social and environmental benefits from timber and non-timber products and the environmental services provided by forests. Most countries, including Indonesia as of 2007, have adopted these guidelines as law in order to promote economical development while combating the ongoing crisis of worldwide deforestation.

It has always been the policy of Arrow Pte to follow the international guidelines for the harvesting of timber in virgin forests. In December 2007, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea. This fact is adverse to the economic, social and environmental goals of Arrow Pte. because with the amount of land that the project was allotted combined with the agreed upon previous guidelines of the marketing and distribution agreement, yields would be significantly reduced. Given the significant change in the economics of the harvesting of the timber in Papua, New Guinea, Arrow Pte. has decided not to pursue any further operations in Papua, New Guinea given that the above restrictions cause a significant reduction in the volume of harvesting, which results in a disproportionate cost to yield ration at the Papua, New Guinea site which makes the project not economically feasible in the foreseeable future.

Based on the fact that Arrow Pte. is unable to fulfill their part of the agreement, the Company has reached the conclusion that the marketing and distribution agreement has no value. Therefore, the Company has fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007.

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

As of December 31, 2007 and December 31, 2006, the Company had short-term borrowings of $3,029,183 and $2,311,326, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  As of December 31, 2007 and December 31, 2006, the Company had short-term advances of $369,575 and had short-term borrowings of $86,425, respectively, due to Hans Karundeng. The Company repaid $456,000 of loans during the year ended December 31, 2007, which includes short term advances made to him of $369,575 during the year then ended. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2007 incurred to Empire totaled $1,858,386. Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,591,016 and $698,834, respectively.

During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At December 31, 2007 the Company is obligated to issue 250,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $50,000 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

During the years ended December 31, 2007 and 2006, the Company made cash payment of $1,028,889 and $562,454, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2007 and December 31, 2006 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,500,000 and $1,666,666, respectively. In addition, as of December 31, 2007 and 2006 the Company owed them a total of $3,592,491 and $2,510,491, respectively. These agreements are discussed in detail in Note 11.

During the year ended December 31, 2007, the Company also incurred Director’s compensation expense $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At December 31, 2007 the Company is obligated to issue 250,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $50,000 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007 the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. As of December 31, 2007 and December 31, 2006, the Company had $1,375,000 and $200,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

During the year ended December 31, 2007, the Company also incurred Director’s compensation expense $65,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At December 31, 2007 the Company is obligated to issue 250,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $50,000 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2007, none of the shares under this plan have been issued and the Company has accrued $200,137 of cash and recorded additional paid-in capital of $60,041 for stock compensation based on the fair value of 1,000,685 shares to be issued to the members of the Board.

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

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. During the third and fourth quarters of 2006, the Company received a total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. During the year ended December 31, 2007, the Company received an additional $500,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. (See Note 11 [5] - Stock Purchase Agreement.)

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2007, the Company has received $280,000 from investors towards 280,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2007, none of the shares under this plan have been issued and the Company has accrued $200,137 of cash and recorded additional paid-in capital of $60,041 for stock compensation based on the fair value of 1,000,685 shares to be issued to the members of the Board.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $129,023,304 for the year ended December 31, 2007 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2007 of $133,810,007. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable. Finally, the Company’s principal asset, a marketing and distribution intangible asset has been written off as impaired as discussed in Note 6 due to the fact that environment laws affecting timber harvesting have become more restrictive in Papua New Guinea.

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

During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND OTHER MATTERS (continued)

[3] Litigation- predecessor entity stock holders

The Company was a party to a lawsuit where the plaintiff alleged that he was entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. On November 28, 2007, the Company settled the lawsuit with the plaintiff. In full and final settlement of the claims asserted in the action, the Company has paid the plaintiff $10,000 in cash and issued the plaintiff 200,000 shares of the Company’s common stock having a fair value of $12,000, based on the public traded share price on December 21, 2007. The settlement resulted in a loss on debt conversion of $2,000 during the year ended December 31, 2007 because an estimated liability had been recognized prior to 2007.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non profit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2007, the Company has not recovered any revenue from this agreement.

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

On April 9, 2006, the Company entered into a marketing and distribution agreement with Shanghai Heyang Bio-Technology Development Co., Ltd. (“Shanghai”), a China limited company, in which Shanghai will supply and sell all of its timber resource products through the Company. The Company will market, promote, distribute and sell those timber resource products worldwide. The Company will be entitled to ten percent (10%) of the gross revenue earned by the Company from the sale of the products. The term of the agreement is effective upon execution and shall remain in effect for ninety-nine (99) years. As of December 31, 2007, the Company has not recovered any revenue from this agreement. This agreement has been cancelled.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2007, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.76%. As of December 31, 2007, the Company has received $1,485,000 from APR towards the fulfillment of this agreement.

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States. As of December 31, 2007, the Company has received $280,000 from investors towards 280,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed. As of February 15, 2008, the Company has received and additional $75,000 from investors towards 75,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Under the whole private placement offering, the Company has raised $355,000 in total.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2007 the Company has accrued $57,650 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2007. At December 31, 2006, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively. Accordingly, as of December 31, 2007 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,001. The Company will file the delinquent tax returns in the second quarter of 2008 and pay the amount owed in full during the fourth quarter of 2008.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending December 31,	Amounts
2008	$3,833,760
2009	4,256,575
2010	2,449,382
$10,539,717

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

On October 15, 2007, Robert A. Levinson resigned as a member of the Board of Directors. On the same date, the board elected James L. Rothenberg to replace Mr. Levinson as director.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

Private Placement Offering- Series A Convertible Preferred Stock

On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed. As of February 15, 2008, the Company has received and additional $75,000 from investors towards 75,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. Under the whole private placement offering, the Company has raised $355,000 in total.

Non- Interest Bearing Advance Received from Company Director:

In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. This will be included in the amount “Due to Related Parties” in the Company’s financial statements filed in Form 10QSB for the first quarter of 2008.

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer