Form 10-Q
period 2008-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2008-05-20
CIK 795255

8

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 16, 2008.

Class	Outstanding at May 16, 2008
Common stock - par value $0.00001	650,993,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Consolidated Balance Sheets at March 31, 2008 and December 31, 2007	1

	Unaudited Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007, and for the periods from inception (November 15, 2005) to December 31, 2007 and from inception (November 15, 2005) to March 31, 2008	2

	Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity for the three months ended March 31, 2008 and for the period from inception (November 14, 2005) to March 31, 2008	3

	Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2008 and for the periods from inception (November 15, 2005) to December 31, 2007 and from inception (November 15, 2005) to March 31, 2008	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Balance Sheets

		December 31, 2007
	March 31, 2008	(As Restated - Note 2)
ASSETS
Current:
Cash	$1,040	$1,040
Total current assets	1,040	1,040

Total assets	$1,040	$1,040

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable, including $4,089,628 and $4,112,203 due to Company shareholders and directors, respectively	$4,464,019	$4,085,122
Estimated liability for legal judgement obtained by predecessor entity shareholder	1,053,385	1,053,385
Due to related parties	4,808,057	4,404,183
Notes payable, including accrued interest of $20,000 and 20,000 at March 31, 2008 and December 31, 2007, respectively	395,000	245,000

Total liabilities	10,720,461	9,787,690

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.10 par value, 10 million shares authorized, 355,000 and 280,000 shares to be issued at March 31, 2008 and December 31, 2007	355,000	280,000
Common stock, $0.00001 par value, 1 billion shares authorized, 649,743,240 and 649,743,240 issued and outstanding, respectively	6,497	6,497
Common stock to be issued, $0.00001 par value, 4,776,458 and 2,485,685 shares to be issued at March 31, 2008 and December 31, 2007, respectively	48	25
Additional paid-in capital	124,926,093	124,790,220
Accumulated deficit	(136,007,059)	(134,863,392)

Total stockholders’ (deficit) equity	(10,719,421)	(9,786,650)

Total liabilities and stockholders’ (deficit) equity	$1,040	$1,040

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Operations (During the Development Stage)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2007 (As Restated - Note 2)	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2008

Revenue	$-	$-	$-	$-
Operating expenses:
Consulting fees and services, including $888,613, $810,379, $7,555,470 and $8,444,083 incurred to related parties, respectively	1,001,059	860,442	7,955,066	8,956,125
General and administrative	42,503	31,772	554,177	596,680
Directors' compensation	60,000	-	260,178	320,178
Delaware franchise taxes	105	14,413	185,001	185,106

Total operating expenses	1,103,667	906,627	8,954,422	10,058,089

Loss from operations during the development stage	(1,103,667)	(906,627)	(8,954,422)	(10,058,089)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder	-	-	(1,053,385)	(1,053,385)
Loss on write off of marketing agreement	-	-	(125,000,000)	(125,000,000)
Loss on settlement of predecesoor entity stockholder litigation	-	-	(2,000)	(2,000)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)	(249,252)
Debt issue costs to be satisfied in Company Common Stock	(40,000)	-	-	(40,000)
	(40,000)	-	(125,908,970)	(125,948,970)

Net loss	$(1,143,667)	$(906,627)	$(134,863,392)	$(136,007,059)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.002)	$(0.001)	$(0.214)	$(0.216)

Weighted-average number of shares of common stock outstanding	649,743,240	649,543,240	631,654,538	629,662,310

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Common Stock		Common Stock		Additional	Accumulated
	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount	Paid-in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	985,000	10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	985,000	$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	500,000	5	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	—	—	—	—	—	—	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	—	—	-	-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	1,000,685	10	—	—	60,031	—	60,041
Net loss for the year (As Restated - See Note 2)	—	—	—	—	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007 (As Restated - See Note 2)	280,000	$280,000	2,485,685	$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—	—	—	—	75,000
Common stock to be issued for directors' compensation	—	—	250,000	3	—	—	9,997	—	10,000
Debt issue costs to be satisfied in Company Common Stock	—	—	1,000,000	10	—	—	39,990	—	40,000
Common stock to be issued for consulting and marketing services	—	—	1,040,773	10	—	—	85,886	—	85,896
Net loss for the three months ended March 31, 2008	—	—	—	—	—	—	—	(1,143,667)	(1,143,667)
Balance, March 31, 2008	355,000	$355,000	4,776,458	$48	649,743,240	$6,497	$124,926,093	$(136,007,059)	$(10,719,421)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Cash Flows (During the Development Stage)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2007 (As Restated - See Note 2)	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2008
Net loss	$(1,143,667)	$(906,627)	$(134,863,392)	$(136,007,059)
Adjustments to reconcile net loss to net cash (used in) operating activities:

Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Debt issue costs to be satisfied in Company Common Stock	40,000	-	-	40,000
Common stock to be issued for consulting and marketing services	85,896	-		85,896
Increase in prepaid expenses	-	(5,868)	-	-
Stock-based directors' compensation to be issued	10,000		60,041	70,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	378,898	412,972	2,848,562	3,227,460
Estimated liability for legal judgement obtained by predecessor entity shareholder	-	-	1,053,385	1,053,385
Net cash (used in) operating activities	(628,873)	(499,523)	(4,637,187)	(5,266,060)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	-	-	(369,575)	(369,575)
Net cash (used in) investing activities	-	-	(329,999)	(329,999)

Cash flows from financing activities:
Proceeds of issuance of note payable	150,000	-	25,000	175,000
Proceeds of loans received from related parties	110,000	-	1,175,000	1,285,000
Repayment towards loan from related party	-	-	(86,425)	(86,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	293,873	399,523	2,027,653	2,321,526
Net increase in investments/capital contributed	75,000	100,000	1,776,998	1,851,998
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	628,873	499,523	4,968,226	5,597,099

Net change in cash	-	-	1,040	1,040
Cash balance at beginning of period	1,040	-	-	-
Cash balance at end of period	$1,040	$-	1,040	$1,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.”) the Company's wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2008 and the results of its operations, changes in stockholders' (deficit) equity, and cash flows for the three months periods ended March 31, 2008 and 2007, respectively. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed “restated” consolidated financial statements, and the related footnotes thereto, filed with the Company’s amended Annual Report on Form 10KSB/A for the year ended December 31, 2007 filed on May 20, 2008.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,143,667 for the three months ended March 31, 2008, and a net loss during the development stage from inception in November 15, 2005 through March 31, 2008 of $136,007,059. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable. Finally, as of December 31, 2007, the Company’s principal asset, a marketing and distribution intangible asset in the amount of $125,000,000 was written off as impaired as discussed in Note 6 due to the fact that environment laws affecting timber harvesting have become more restrictive in Papua New Guinea.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2007 and for the period ended March 31, 2008. As of March 31, 2008, there are no dilutive equity instruments outstanding. However, the Company has 355,000 and 0 shares of Series A Convertible Preferred Stock that are issuable as of March 31, 2008 and 2007, respectively.

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

The sales and marketing agreement was to be amortized over 99 years, utilizing the straight-line method. Amortization expense had not been recorded since the acquisition occurred as the company had not yet made any sales.

The value of the agreement was assessed to be fully impaired by the Company and it recorded a loss on the write off of the Marketing and Distribution agreement of $125,000,000 at December 31, 2007 (See Note 6).

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to March 31, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

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

The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment , (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

The operations of the Company's wholly-owned subsidiary, Career Engine, Inc. were discontinued prior to the recapitalization transaction. The net assets of Career Engine had no value as of December 31, 2005.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes, except for Delaware franchise taxes, none of the Company's post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for the years ended December 31, 2005, 2006 or 2007.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

The significant components of the Company's deferred tax assets are as follows:

Net operating loss carryforward	$62,936
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	62,936
Less valuation allowance	(62,936)

Net deferred tax assets	$—

The net operating losses expire as follows:

December 31, 2026	$127,349
December 31, 2027	57,757
Net Operating Loss Carryover	$185,106

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:
Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$135,821,953
Delaware franchise taxes deductible on Company's tax return	185,106
Net loss for the period from inception (November 15, 2005) to March 31, 2008	$136,007,059

 NOTE 5 - NOTES PAYABLE

As of March 31, 2008 and December 31, 2007, the Company had notes payable outstanding as follows:

Holder	Terms	March 31,	December 31,
		2008	2007

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		20,000	20,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	150,000	-

Total		$395,000	$245,000

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the three months ended March 31, 2008, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 in debt issue costs related to the 1,000,000 shares of common stock that are now issuable to John Marozzi as of March 31, 2008.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – IMPAIRMENT OF MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC

As discussed in Note 1, in August 2005, the Company executed a marketing and distribution agreement with Arrow Pte. This agreement was valued at fair value as determined based on an independent appraisal, which approximates the market value of 96% of the CNE public stock issued in settlement of the note.

The marketing and distribution agreement would have been amortized over the remainder of 99 years (the life of the agreement) once the Company commenced sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement had ever been taken during the period from inception (November 15, 2005) to March 31, 208, as the relevant operations had not commenced.

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

Based on the fact that Arrow Pte. is unable to fulfill their part of the agreement, the Company reached the conclusion that the marketing and distribution agreement had no value. Therefore, the Company fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007.

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

As of March 31, 2008 and December 31, 2007, the Company had short-term borrowings of $3,323,057 and $3,029,183, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2008 and 2007 incurred to Empire totaled $513,613 and $435,379, respectively. Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2007 incurred to Empire totaled $1,858,386. Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,591,016 and $698,834, respectively.

During the three months ended March 31, 2008, the Company incurred Director’s compensation expense of $15,000 to Mr. Frugone, consisting of cash compensation of $12,500 and stock based compensation of $2,500 based upon the Company’s share trading price on March 31, 2008. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2008, the Company is obligated to issue 312,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $62,500 due to him for the cash based portion of his 2007 and 2008 director’s compensation (See Note 7[4]).

During the three months ended March 31, 2008, the Company made cash payments of $94,500 to Empire under the agreement. During the three months ended March 31, 2007 the Company received additional advances of $395,439, from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2008 and 2007 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $375,000 and $375,000, respectively. In addition, as of March 31, 2008 and December 31, 2007, the Company owed them $3,901,991 and $3,592,491, respectively, under these agreements. These agreements are discussed in detail in Note 11.

During the three months ended March 31, 2008, the Company incurred Director’s compensation expense of $15,000 to Rudolph Karundeng, consisting of cash compensation of $12,500 and stock based compensation of $2,500 based upon the Company’s share trading price on March 31, 2008. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2008, the Company is obligated to issue 312,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $62,500 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007, the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr. As of March 31, 2008 and December 31, 2007, the Company had $1,485,000 and $1,375,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

During the three months ended March 31, 2008, the Company incurred Director’s compensation expense of $15,000 to Mr. McConnaughy, consisting of cash compensation of $12,500 and stock based compensation of $2,500 based upon the Company’s share trading price on March 31, 2008. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense $65,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2008, the Company is obligated to issue 312,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $62,500 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2008 and December 31, 2007, none of the shares under this plan have been issued and the Company has an accrued liability of $250,137 and $200,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $70,041 and $60,041, respectively, for stock-based compensation based on the fair value of 1,250,685 shares and 1,000,685 to be issued to the members of the Board, respectively.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

Arrow Ltd. was incorporated in May 2005 as a Bermuda corporation. Upon incorporation, 1,200,000 shares of $.01 par value common stock were authorized and issued to CNE.

On November 14, 2005, the Company increased its authorized shares to 1 billion and reduced the par value of its common stock to $0.00001 per share, resulting in a common stock conversion rate of 1 to 62.4.

On November 14, 2005, the Company completed a reverse merger with CNE Group, Inc. by acquiring 96% of the outstanding shares of CNE's common stock in the form of convertible preferred stock issued in settlement of the senior note payable.

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

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. During the third and fourth quarters of 2006, the Company received a total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. During the year ended December 31, 2007, the Company received an additional $500,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. As of May 15, 2008, the Company has not received any additional capital contribution towards the stock purchase agreement. (See Note 10 [5] - Stock Purchase Agreement.)

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2008, the Company has received $355,000 from investors towards the fulfillment of the financing agreement. The offering had an extended expiration date of February 15, 2008.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2008 and December 31, 2007, none of the shares under this plan have been issued and the Company has accrued $250,137 and $200,137 of cash-based compensation and recorded additional paid-in capital of $70,041 and $60,041 for stock-based compensation based on the fair value of 1,250,685 shares and 1,000,685 to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $69,324 related to 866,666 of the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz as of March 31, 2008.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (“Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expire on June 30, 2008. The Company recorded a marketing expense of $10,000 in General and Administration Expenses related to 142,857 of the 1,000,000 shares of common stock that are now issuable to Micro-Cap as of March 31, 2008.

On March 15, 2008, the Company and Seapotter Corporation (“Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock. The Company recorded consulting fees and services of $6,563 related to 31,250 of the 250,000 shares of common stock that are now issuable to Seapotter as of March 31, 2008.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5).

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

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he continues to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng's annual salary is to be $500,000 as a director.

During the three months ended March 31, 2008, the Company made cash payments to Hans Karundeng of $75,000 under his agreement. During the three months ended March 31, 2008, the Company made cash payments of $3,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the three months ended March 31, 2008, the Company made cash payment of $94,500 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2007, the Company has accrued $1,053,385 related to this matter.

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of March 31, 2008, the Company has not recovered any revenue from this agreement.

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

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus' gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2008, the Company has not recovered any revenue from this agreement.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $69,324 related to 866,666 of the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz as of March 31, 2008.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (“Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expire on June 30, 2008. The Company recorded a marketing expense of $10,000 in General and Administration Expenses related to 142,857 of the 1,000,000 shares of common stock that are now issuable to Micro-Cap as of March 31, 2008.

On March 15, 2008, the Company and Seapotter Corporation (“Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock. The Company recorded consulting fees and services of $6,563 related to 31,250 of the 250,000 shares of common stock that are now issuable to Seapotter as of March 31, 2008.

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.76%. As of March 31, 2008, the Company has received $1,485,000 from APR towards the fulfillment of this agreement. As of May 15, 2008, the Company has not received any additional funds.

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed. As of March 31, 2008, the Company has raised $355,000 from investors under this financing agreement.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At March 31, 2008, the Company has accrued an additional $105 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2008. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2007, 2006 and 2005 in the amount of $57,650, $57,650 and $69,699, respectively. Accordingly, as of March 31, 2008, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,104. The Company hopes to file the delinquent tax returns in the second quarter of 2008 and pay the amount owned in full during the fourth quarter of 2008.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending March 31,	Amounts
2009	$3,954,417
2010	4,378,646
2011	1,164,677
$9,497,740

 The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 - SUBSEQUENT EVENTS

Consulting/Marketing and Agency Agreements

On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc. pursuant to the agreement described in Note 10[4] to pay the Advertising Agreement entered into by the Company on March 13, 2008.

On April 29, 2008, the Company issued 250,000 shares of unregistered restricted common stock to Charles Potter of Seapotter Corporation, pursuant to the agreement described in Note 8 to pay the Consulting Agreement entered into by the Company on March 15, 2008.

Non-Interest Bearing Advance Received from Company Director

On April 25, 2008, the Company received a $12,000 non-interest bearing advance from John E. McConnaughy, III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of unregistered restricted common stock.

Non-Interest Bearing Advance Received from Others

On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which is due on demand. In repayment, the Company will repay the full amount of the note plus 2,000,000 shares of the Company’s unregistered restricted common stock of the Company.

On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock of the Company.

On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of March 31, 2008 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

ARROW RESOURCES DEVELOPMENT, LTD.

In August 2005, Arrow entered into an Agreement and Plan of Merger (“the Agreement”) with its wholly-owned subsidiary, Arrow Ltd., in which Arrow (formerly CNE) was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to Arrow Ltd.'s designees, representing 96% of all outstanding equity of CNE on a fully diluted basis in exchange for the Marketing and Distribution Agreement provided to the Company by Arrow. Under the Agreement, the Company discontinued all former operations (CareerEngine, Inc., SRC and US Commlink.) and changed its name to Arrow Resources Development, Inc.

On August 1, 2005, Arrow Ltd. entered into the Marketing Agreement with Arrow Pte. and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), acting as agent, due on or before December 31, 2005. Empire is Arrow Pte.'s merchant banker. The Note permitted the Company, as Arrow's sole stockholder, to cause Arrow to repay the Note in cash or with 10,000,000 shares of the Company's non-voting Series AAA Preferred Stock. However, in December 2007, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2008, the Company has not recovered any revenue from this agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company’s financial position.

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment , (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three months ended March 31, 2008, we incurred consulting fees of $1,001,059 of which, $888,613 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the three months ended March 31, 2007, we incurred consulting fees of $860,442 of which, $810,379 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the three months ended March 31, 2008 and March 31, 2007 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of good sold for the three months ended March 31, 2008 and March 31, 2007 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,001,059 for the three months ended March 31, 2008 as compared to $860,442 for the three months ended March 31, 2007, $7,955,066 for the period from inception (November 15, 2005) to December 31, 2007, and $8,956,125 for the accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2008. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $42,503 for the three months ended March 31, 2008 as compared to $31,772 for the three months ended March 31, 2007, $554,177 for the period from inception (November 15, 2005) to December 31, 2007, and $596,680 for the accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2008. This was primarily due to an increase in advertising and accounting expense.

Directors’ compensation increased to $60,000 for the three months ended March 31, 2008, none for the three months ended March 31, 2007, $260,178 for the year ended December 31, 2007 as compared to $320,178 accumulated during the development stage for the period from inception (November 15, 2005) to March 1, 2008. The increase was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007.

Delaware franchise taxes amount decreased to $105 for the three months ended March 31, 2008 compared to $14,413 for the three months ended March 31, 2007, $185,001 for the period from inception (November 15, 2005) to December 31, 2007 and $185,106 for the period from inception (November 15, 2005) to March 31, 2008. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At March 31, 2008, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2007, 2006 and 2005 in the amount of $57,650, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in the second quarter of 2008 and pay the amount owned in full during the fourth quarter of 2008.

Total operating expenses during the development stage increased to $1,103,667 for the three months ended March 31, 2008 as compared to $906,627 for the three months ended March 31, 2007, $8,954,422 for the period from inception (November 15, 2005) to December 31, 2007, and $10,058,089 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2008.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 debt issue costs related to the 1,000,000 shares of common stock that are now issuable to John Marozzi as of March 31, 2008.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2007, the Company has accrued $1,053,385 related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of March 31, 2008 and December 31, 2007 the Company had $1,040 and $1,040 of cash, respectively. We had losses of $1,143,667 for the three months ended March 31, 2008, and do not currently generate any revenue. We had losses of $906,627 for the three months ended March 31, 2007. In order for us to survive during the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $628,873 of cash in our operating activities during the three months ended March 31, 2008. We had a net loss of $1,143,667. We had an increase in stock-based directors’ compensation to be issued of $10,000, accounts payable and accrued expenses payable of $378,898 mostly related to compensation and management fees, debt issue costs related to a note payable of $40,000, and common stock to be issued for consulting and marketing services of $85,896. In addition, we had a working capital deficiency of $10,719,421 at March 31, 2008. We did not have any material commitments for capital expenditures as of March 31, 2008.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2008, the Company has received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2008, none of the shares under this plan have been issued and the Company has accrued $250,137 of cash and recorded additional paid-in capital of $70,041 for stock compensation based on the fair value of 1,250,685 shares to be issued to the members of the Board.

On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc. pursuant to the agreement described in Note 10[4] to pay the Advertising Agreement entered into by the Company on March 13, 2008.

On April 25, 2008, the Company received a $12,000 non-interest bearing advance from John E. McConnaughy, III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of unregistered restricted common stock.

On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which is due on demand. In repayment, the Company will repay the full amount of the note plus 2,000,000 shares of the Company’s unregistered restricted common stock of the Company.

On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock of the Company.

On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of the ineffectiveness of our controls, a description of a litigation in which the Company is a party was not accurately described in the Company's Form 10K filed on April 15, 2008. In addition, the Company's financial statements did not reflect a reserve relating to a judgment against the Company in this litigation. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2007, the Company has accrued $1,053,385 related to this matter.

Item 1A. Risk Factors

Item 1A. “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2007 Form 10-KSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2008, the Company has received $355,000 from investors towards the fulfillment of this financing agreement. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2008, none of the shares under this plan have been issued and the Company has accrued $250,137 of cash and recorded additional paid-in capital of $70,041 for stock compensation based on the fair value of 1,250,685 shares to be issued to the members of the Board.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 20, 2008	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated: May 20, 2008	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer