Form 10KSB/A
period 2007-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2008-06-26
CIK 795255

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This amendment on Form 10-KSB/A (the “Form 10-KSB/A”) amends our annual report for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2008 (the “Form 10-KSB”). Primarily, we are filing this amendment to clarify the description and affect of certain litigation in which we are engaged as described in Part I, Item 1, Description of Business, Legal, paragraph 2; Part I, Item 3, Legal Proceedings, paragraph 2; Part II, Item 7, Financial Statements, Report of Independent Registered Public Accounting Firm and Notes to the Consolidated Financial Statements, Note 11, Paragraph [3], Litigation – Predecessor Entity, paragraph 2; Part II, Item 8A, Controls and Procedures, Evaluation of Disclosure Controls and Procedures; and Part II, Item 8A, Controls and Procedures, Management's Report on Internal Control Over Financial Reporting, paragraph 6.

No attempt has been made in this Form 10-KSB/A to modify or update disclosures in the Form 10-KSB, except with regard to the specific subsections mentioned below. This Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB or modify or update any related disclosures, except with regard to the specific subsections mentioned below. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-KSB with the SEC. Accordingly, this Form 10-KSB/A should be read in conjunction with the Form 10-KSB and our filings made with the SEC subsequent to the filing of the Form 10-KSB, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the complete texts of Part I, Item 1; Part I, Item 3; and Part II, Item 7 are set forth herein, including those portions of the text that have not been amended from that set forth in the Form 10-KSB. The only changes to the text from the Form 10-KSB are as follows:

Part I, Item 1. Description of Business, Legal, second paragraph now reads a follows:

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

Part I, Item 3, Legal Proceedings, second paragraph now reads a follows:

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

Part II, Item 7, Financial Statements, Notes to the Consolidated Financial Statements, Note 11, Paragraph [3], Litigation – Predecessor Entity, second paragraph now reads a follows:

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

Part II, Item 7, Financial Statements, Report of Independent Registered Public Accounting Firm, a fourth and fifth paragraph have now been added that read a follows:

As discussed in Note 12 to the financial statements, an error was made in the Company's originally issued financial statements for the year ended December 31, 2007 concerning the presentation and disclosure of a legal judgment in the amount of approximately $1,000,000 obtained by the predecessor entity shareholder. The financial statements for that period did not include an accrual of a liability for this matter of $1,053,385 at December 31, 2007.

Correction of the aforementioned presentation and disclosure of the legal judgment has resulted in a recording of an estimated liability for the legal judgment of $1,053,385 at December 31, 2007 and a corresponding loss on that legal judgment for the year then ended in the same amount. In addition, the correction has also resulted in an increase in net loss for the year ended December 31, 2007 and for the period from inception (November 15, 2005 to December 31, 2007), as well as an increase in the accumulated deficit, and an increase in stockholders deficit at December 31, 2007 of $1,053,385. Finally, the disclosures related to the judgment have been enhanced from those as described in the original footnote.

Part II, Item 7, Financial Statements, Report of Independent Registered Public Accounting Firm, the signature now reads a follows:

KBL, LLP Certified Public Accountants

April 15, 2008, except for the effects of financial statement restatements described in Notes 11[3] and 12, as to which the dates are May 20, 2008, concerning the presentation and disclosure of a legal judgment obtained by the predecessor entity shareholder.

Part II, Item 8A. Controls and Procedures, Evaluation of Disclosure Controls and Procedures now reads a follows:

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this amended Annual Report on Form 10-KSB/A. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of the ineffectiveness of our controls, a description of a litigation in which the Company is a party was not accurately described in the Company's Form 10-KSB/A filed on April 15, 2008. In addition, the Company's financial statements contained therein did not reflect a reserve relating to a judgment against the Company in this litigation. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

This amended annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this amended Annual Report on Form 10-KSB/A.

PART I

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

Arrow Resources Development Inc. (herein “ARD,” “Arrow Inc.” or “the Company”) was established, in 2005, to serve as the corporate finance and management infrastructure developer for large scale plantation/farming operations and ethanol plants in Indonesia. These projects are first and foremost environmental restorations and social engineering projects, being done in cooperation with the central and local governments of Indonesia, in partnership with Gerakan Masyarakat Pelestari Lingkungan Hidup (GMPLH), the largest nonprofit organization in Indonesia, as well a group of Indonesian joint venture partners that includes Arrow Pacific Resources Group Limited; a British Virgin Islands registered company, PT Wika Realty Inc. an Indonesian publicly traded construction and land development company and PT Mitrasarana Infrakomindo, a public pension manager and natural resource development company. The government of Indonesia has declared that 55,000,000 hectares (approximately 6% of the country) to be “critical land”. Critical land is classified as land that has been illegally harvested over last 50 years by approximately 25 million local “farmers” who earn their living by cutting old-growth trees for their own use or for sale, at a fraction of its value to local lumber companies. The goal of the Arrow development team is to restore 3,000,000 hectares of this critical land in Indonesia through the creation of eucalyptus/corn plantations, ethanol plants, several large-scale farming (eucalyptus, corn, soy, rice, fish and chickens) operations, an oil refinery and possibly several ethanol blending plants. It is anticipated that these development will require approximately 6 - 8 years and when completed, will create approximately 200,000 local jobs, along with many small local business opportunities. Arrow has developed and maintains the corporate operating structure, financial operations, sales and marketing infrastructure and the administrative group to oversee its’ corporate citizenship programs. Arrow has outlined the necessary public relations and communications programs to sustain these rapidly growing operations. Arrow Resources, along with all of its joint venture partners, are collectively referred to in this document as "the Companies".

Arrow Pacific Resources Group Limited (herein “Arrow Pacific” or “APR”), a British Virgin Islands registered company, was founded by Hans Karundeng, an Indonesian industrialist and financier, for the purpose of developing natural resource assets controlled by his group of local Indonesian Companies that are developing plantation/farming operations and ethanol production plants in Indonesia. Mr. Karundeng is the principal stockholder of Arrow Inc., a member of the advisory board of GMPLH and a board member of several prominent Indonesian Companies. Arrow Pacific, through its local subsidiary Companies, has developed and will manage these opportunities in Indonesia.

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

Arrow Pacific has entered into Marketing and Distribution Agreement with Arrow Resources Development Ltd. (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow Resources Development Inc., that provides for Arrow to receive 10% of the gross sales generated by all plantation operations from any and all derivative products (e.g. paper, pulp, chips), 5% of gross sales generated from all ethanol plants and a 50% ownership interest in all ethanol plants. Under this agreement, Arrow acts as collection and disbursement consultant and agent for all operations. In the case of each plantation, Arrow collects all gross revenue from all customers, retains 10% and disburses the remaining 90% to Arrow Pacific's various business units which becomes their gross revenues. In the case of the ethanol plants, Arrow collects all gross revenue from all customers, retains 5%, disburses all expensive tool suppliers and labor and develops audited accounting to determine operating income for distribution on a 50-50 basis.   The Companies’ Asian offices are in Singapore, Jakarta and Kendari Indonesia and satellite offices at each plantation or plant location. The following is a brief description of these transactions and relationships.

THE COMPANIES

Arrow Pacific, through its Indonesian operating division, PT Tiga Daun Nusantara (a locally registered Sulawesi company) is the principal operating company for the initial plantation and ethanol plant location in Tenggara, Sulawesi. Gerakan Masyarakat Pelestari Lingkungan Hidup (GMPLH), a large nonprofit organization based in Indonesia, for the development of a plantation/farming operation that will include 3 million hectares (ha) on the islands of Kalimantan and Sulawesi in Indonesia. PT Wika Realty Inc. and Indonesian publicly traded construction and land development company and PT Mitrasarana Infrakomindo, a public pension manager and natural resource development company.

This program of reforestation is built around the development of eucalyptus and corn plantations, the development of ethanol plants as well as farming operations designed to create a sustainable forestry and agricultural program. This program will include local subsistence farming operations at each plantation for the purpose of increasing and sustaining the income for local farmers. Through the development these subsistence farms, which will be funded by revenue from the programs, thousands of local farmers will plant and manage corn, rice and soybean crops for local consumption and national distribution as well as fish farms and chicken farms for local consumption and sale throughout the country.

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

PT Tiga Daun Nusantara, a wholly owned subsidiary of Arrow Pacific Resources Group Limited, has opened its research and development office in Ujung Pandang for the purpose of developing genetically engineered eucalyptus tree saplings. PT Tiga Daun Nusantara the first research and development office will provide the genetically engineered eucalyptus tree saplings to be at initial plantation/farming sites. By synthesizing aspects of American-style forestry and agricultural practices with these new advances in bio-engineering, the Company's methodology produces a significant increase in both quantity and quality of tree production, corn, rice and soy production. The accelerated growth cycle, for the eucalyptus trees, produced by these processes yield a continually renewable timber resource. Ujung Pandang, also known as Makassar, is the provincial capital of South Sulawesi, Indonesia. It is anticipated that this facility will be fully operational no later than December 31 st , 2008.

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

These significant advantages are also applicable to the production of the company's agricultural products, most notably corn. The climate and rainfall enable the growth of 2.5 crops of corn annually. This significant increase in land usage lowers cost of the raw material and increases productivity while reducing storage requirements and the amortization of fixed expenses associated with a single crop

The Companies understand that any large-scale timber and agricultural operation faces environmental and wildlife conservation concerns. In the interest of good corporate citizenship, a plan has been developed to ensure that all operations are sensitive to the environmental and ecological importance of transforming the critical land into a sustainable and renewable timber resource in a responsible manner. The Companies have consulted with their joint-venture partners GMPLH, to develop socially sensitive and environmentally friendly programs for developing these sustainable resources and large-scale farming operations. The Companies have also assembled its own local team of highly qualified scientists, bio-engineers and environmentalists for the development of its technology Center. This team has also examined methods proposed to establish a preserve for the relocation of wildlife, the preservation of biodiversity, the investigation of potential medical benefit and the replanting of several noble species.

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

The companies’ Asian offices are in Singapore, Jakarta and Kendari Indonesia and their plantation/farming activities are in Indonesia. Hans Karundeng is a director of the nonprofit organization GMPLH and is the principal stockholder of Arrow, the principal stockholder on APR and principal stockholder of all the Indonesian registered companies.

Through APR’s eucalyptus plantations in Indonesia, we are poised to capitalize on the increasing demand for paper and timber products in developing international markets, most notably Asia, where rising standards of living have created a demand for larger quantities of printed material, packaging, personal care paper products, and industrial paper supplies. The proximity of APR’s operations to this principal Asian market enables APR to supply that market in a competitive manner.

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

P.T. Eucalyptus is an Indonesian registered company owned by Hans Karundeng. This company is the Indonesian operating company that is the interface between GMPLH and all of the operating units and joint venture partners. P.T. Eucalyptus is responsible for the supervision of the planning of all harvesting, land preparation, and the planning of both the eucalyptus tree plantations and a large-scale agricultural operation. The Ministry Of Forests in Indonesia requires that local companies receiving operating licenses for operations on each island. The local companies that will hold the licenses that P.T. Eucalyptus has formed are PT Nusa Alam Sejahtera, PT Sumbur Utama Alam, PT Tiga Daun Nusantara and PT Tunas Hamparan Hijau.

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

The forestry industry involves harvesting, silviculture (the growing and cultivation of trees), milling, value-added processing and manufacturing. Globally, the industry is being pressured from many directions. Governments have attempted to improve the forestry industry with privatizing measures, which transfer the property rights through the sale of natural forests or planned forests. Only a limited number of countries were involved in this practice in the 1970s and 1980s, and among them were Chile and China. In New Zealand, privatization began in the late 1980s with the sale of 550,000 ha and in 2000, was shown to have 94% of planted forests owned privately. Between 2000 and 2002, South Africa saw the benefits of this system and estimated that 90,000 ha became privatized. Privatization typically consists of the management of natural forest concessions or leases, volume permits or standing timber sales, outsourcing and community-based approaches. Global paper consumption trends continue to edge higher, confirming its utility as a low cost, high- performance and flexible material. Paper has been labeled by many as “essential” for development and modern living. Global consumption has increased by at least 25% during the 20 th century and by a factor of three in the last three decades alone.

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

The Companies believe the effectiveness of any forest management system hinges on the accuracy of obtaining pre-development information. They have commissioned qualified and highly experienced foresters, surveyors and enumerators to conduct surveys that will map out the harvestable area before the commencement of development activities. The data obtained from these surveys will provide a framework for the development of the infrastructure of the plantations. Local inhabitants will be employed to operate the plantation/farming operations as laborers and managers. There will also be teams of trainee plantation employees, field doctors, security personnel, cooks and other basic labor to support the large scale of operations being undertaken.

Possessing a strong commitment to responsible environmental management practices, the Companies will continuously monitor and improve the environmental outcomes of its operations. In the interest of good corporate citizenship, a plan has been developed to ensure that all operations are sensitive to the environmental and ecological importance of transforming the virgin forests territories into a sustainable and renewable timber resource in a responsible manner. The Companies have consulted with the scientific and environmental communities regarding the establishment of a preserve for the relocation of wildlife, the preservation of biodiversity, the investigation of potential medical benefits and the replanting of several noble species.

APR plans to construct a large number of roads to connect the project areas with the proposed factory area, harbor, camp site, local inhabitant living areas, and other major sites that require transportation to and from on a frequent basis. Throughout this phase, inventory and tree marking will take place. The data obtained from these surveys will provide a framework for the development of the infrastructure of the plantations. Local inhabitants will be employed to participate in the operations of the plantation and, in some cases as specialized loggers. There will also be teams of back-up plantation employees, field doctors, security personnel, cooks and other basic labor to support the large scale of operations being undertaken. In conjunction with the local inhabitants, equipment specialists, as well as labor force specialist from Indonesia and Singapore, APR has developed a fully operational on-the-ground team ready to begin the first phase.

The near-equatorial position of Indonesia ensures a good supply of rainwater for the tree crops year-round with little or no seasonal change, aiding in maintaining the consistent growth cycle of only 3-4 years. The specific location of the government granted timberland concessions in Indonesia enables the trees to grow with minimal interference from open-ocean earthquakes and large storms. The concessions are protected from such conditions by the large islands, which act as barriers at sea. Thus, the timberlands are all located in the areas most conducive to growth, maintenance, transportation, and sale. The areas of Southeast Asia allow eucalyptus tree and farming production to thrive due to the steady weather patterns and no real winter season.

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

APR has already assembled the necessary senior management and field operations personnel required to initiate the project. The initial senior staff of APR and its supporting clerical personnel are sufficient for operations in the first five years. The initial senior management and field operations personnel of APR is sufficient for operations for at least three years. During the initial three-year period, APR will conduct an executive search for additional field operations personnel and eventually the requisite personnel for the operation of the paper mill. APR will be responsible for staffing field and production operations.

Since the projects in Indonesia are first an foremost an environmental restorations and social engineering projects, the emphasis is on maximizing the use of local labor and job creation. APR is developing its technical/agricultural production center on Sulawesi Island which is staffed by highly qualified Indonesian based professionals. All manual operations will employ local resident farmers and their families and all hiring will be coordinated by GMPLH. This approach is designed to reengineer large-scale farming communities and redeveloped long-term farming infrastructure.

The companies have assembled, through their joint venture partners the necessary senior management and field operations personnel required to initiate the project. The initial senior staff, and its supporting clerical personnel are sufficient for operations in the first five years. The initial senior management and field operations personnel are sufficient for operations for approximately two years. During the initial two-year period, a human resource acquisition and benefits program will be completed and structured to grow as the projects grow.

Since the health of the workers is not only based on physical conditions, special attention also must be paid to safety, adequate standards of comfort, sanitation, nutrition and general welfare. Adequate training, which is appropriate for job requirements and satisfactory working conditions, is viewed by the companies as a primary and effective motivator since these considerations not only contribute to improved safety, but they also contribute to improved efficiency. Plantation/farming projects normally place a high priority on landowners' participation in resource development and give employment preference to landowners whose dedication reflects the investment they have in the success of their local economies.

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

As mentioned above, Arrow Pte. had entered into a Marketing and Distribution Agreement with the Company for the exclusive sales and distribution of the commercial global marketing of natural resource projects, including but not limited to timber resources, derivatives from it and other natural resources for a predetermined fee of 10% of Arrow Pte.’s gross sales activity in Papua New Guinea. However, the World Bank and World Wildlife Federation have adopted forest management guidelines to ensure economic, social and environmental benefits from timber and non-timber products and the environmental services provided by forests. Most countries, including Indonesia as of 2007, have adopted these guidelines as law in order to promote economical development while combating the ongoing crisis of worldwide deforestation.

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

Arrow Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH, which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products.

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

DEPENDENCE ON ARROW PACIFIC RESOURCES GROUP LIMITED AND ITS OPERATING SUBSIDIARIES

Our revenues are currently entirely derived from sales of APR and its operating subsidiaries products sales. APR will not be in a position to generate timber sales until it has completed certain infrastructure improvements in Indonesia. The infrastructure requirements will take APR a maximum of one year to complete. Therefore, APR will probably not generate sales of its products until the third quarter of 2008.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $130,076,689 for the year ended December 31, 2007 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2007 of $134,863,392. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

PART II

Item 7.	Financial Statements.

Our financial statements to be filed hereunder follow, beginning with page F-1.

As discussed in Note 12 to the financial statements, an error was made in the Company's originally issued financial statements for the year ended December 31, 2007 concerning the presentation and disclosure of a legal judgment in the amount of approximately $1,000,000 obtained by the predecessor entity shareholder. The financial statements for that period did not include an accrual of a liability for this matter of $1,053,385 at December 31, 2007.

Correction of the aforementioned presentation and disclosure of the legal judgment has resulted in a recording of an estimated liability for the legal judgment of $1,053,385 at December 31, 2007 and a corresponding loss on that legal judgment for the year then ended in the same amount. In addition, the correction has also resulted in an increase in net loss for the year ended December 31, 2007 and for the period from inception (November 15, 2005 to December 31, 2007), as well as an increase in the accumulated deficit, and an increase in stockholders deficit at December 31, 2007 of $1,053,385. Finally, the disclosures related to the judgment have been enhanced from those as described in the original footnote.

KBL, LLP Certified Public Accountants

April 15, 2008, except for the effects of financial statement restatements described in Notes 11[3] and 12, as to which the dates are May 20, 2008, concerning the presentation and disclosure of a legal judgment obtained by the predecessor entity shareholder.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this amended Annual Report on Form 10-KSB/A. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of the ineffectiveness of our controls, a description of a litigation in which the Company is a party was not accurately described in the Company's Form 10-KSB/A filed on April 15, 2008. In addition, the Company's financial statements contained therein did not reflect a reserve relating to a judgment against the Company in this litigation. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

Management's Report on Internal Control Over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

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

This amended annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this amended Annual Report on Form 10-KSB/A.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has duly caused this amendment to its Form 10-KSB annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Dated: June 26, 2008	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: June 26, 2008	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-KSB annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	June 26, 2008
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	June 26, 2008
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY , JR .	Director	June 26, 2008
John E. McConnaughy, Jr.

/ S/ JAMES ROTHENBERG	Director	June 26, 2008
James Rothenberg

23

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

As discussed in Note 12 to the financial statements, an error was made in the Company's originally issued financial statements for the year ended December 31, 2007 concerning the presentation and disclosure of a legal judgment in the amount of approximately $1,000,000 obtained by the predecessor entity shareholder. The financial statements for that period did not include reflect an accrual of a liability for this matter of $1,053,385 at December 31, 2007.

Correction of the aforementioned presentation and disclosure of the legal judgment has resulted in a recording of an estimated liability for the legal judgment of $1,053,385 at December 31, 2007 and a corresponding loss on that legal judgment for the year then ended in the same amount. In addition, the correction has also resulted in an increase in net loss for the year ended December 31, 2007 and for the period from inception (November 15, 2005 to December 31, 2007), as well as an increase in the accumulated deficit, and an increase in stockholders deficit at December 31, 2007 of $1,053,385. Finally, the disclosure related to the judgment have been enhanced from those as described in the original footnote.

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

KBL, LLP
Certified Public Accountants
April 15, 2008, except for the effects of financial statement restatements described in Notes 11[3] and 12, as to which the dates are May 20, 2008, concerning the presentation and disclosure of a legal judgment obtained by the predecessor entity shareholder.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (during the development stage)

	December 31, 2007
	(As Restated - See Note 12)	December 31, 2006
ASSETS
Current:
Cash	$1,040	$—
Prepaid expenses	-	—
Total current assets	1,040	—

Amortizable intangible asset
Marketing and distribution agreement	—	125,000,000

Total assets	$1,040	$125,000,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable (including $3,592,491 and $2,510,491 due to shareholders, respectively)	$4,085,122	$2,719,251
Estimated liability for legal judgement obtained by predecessor entity shareholder	1,053,385	-
Due to related parties	4,404,183	2,597,751
Notes payable, including accrued interest of $20,000 in both years	245,000	245,000

Total liabilities	9,787,690	5,562,002

Commitments and contingencies	—	—

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.10 par value, 10 million shares authorized, 280,000 shares to be issued	280,000	—
Common stock, $0.00001 par value, 1 billion shares authorized, 649,743,240 and 649,543,240 issued and outstanding, respectively	6,497	6,495
Common stock to be issued, $0.00001 par value, 4,588,958 and 985,000 shares to be issued at March 31, 2008 and December 31, 2007, respectively	25	10
Additional paid-in capital	124,790,220	124,218,196
Accumulated deficit	(134,863,392)	(4,786,703)

Total stockholders’ (Deficit) equity	(9,786,650)	119,437,998

Total liabilities and stockholders’ (deficit) equity	$1,040	$125,000,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations (During the Development Stage)

	For the Year Ended December 31, 2007 (As Restated - See Note 12)	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2007

Revenue	$-	$-	$-
Operating expenses:
Consulting fees and services, including $3,358,386, $4,197,084 and $7,555,470 incurred to related parties, respectively	3,541,850	4,413,216	7,955,066
General and administrative	161,624	392,553	554,177
Directors' compensation	260,178	-	260,178
Delaware franchise taxes	57,652	127,349	185,001

Total operating expenses	4,021,304	4,933,118	8,954,422

Loss from operations during the development stage	(4,021,304)	(4,933,118)	(8,954,422)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder	(1,053,385)	-	(1,053,385)
Loss on write off of marketing agreement	(125,000,000)	-	(125,000,000)
Loss on settlement of predecesoor entity stockholder litigation	(2,000)	-	(2,000)
Expenses incurred as part of recapitalization transaction	-	(249,252)	(249,252)
	(126,055,385)	146,415	(125,908,970)

Net loss	$(130,076,689)	$(4,786,703)	$(134,863,392)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.204)	$(0.008)	$(0.214)

Weighted-average number of shares of common stock outstanding	636,073,137	623,733,021	631,654,538

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Common Stock		Common Stock		Additional	Accumulated
	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount	Paid-in Capital	Deficit	Total

Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	985,000	10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	985,000	$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	500,000	5	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	—	—	—		—	—	280,000
Common stock issued in settlement of predecesoor entity stockholder litigation	—	—	-	-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	1,000,685	10	—	—	60,031	—	60,041
Net loss for the year (As Restated - See Note 12)	—	—	—	—	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007 (As Restated - See Note 12)	280,000	$280,000	2,485,685	$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2007 (As Restated - See Note 12)	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2007
Net loss	$(130,076,689)	$(4,786,703)	$(134,863,392)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	125,000,000	-	125,000,000
Stock-based directors' compensation to be issued	60,041	-	60,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	1,365,872	1,482,690	2,848,562
Estimated liability for legal judgement obtained by predecessor entity shareholder	1,053,385	-	1,053,385
Net cash (used in) operating activities	(2,597,391)	(2,039,796)	(4,637,187)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	39,576	39,576
Advances to related party	(369,575)	-	(369,575)
Net cash provided by investing activities	(369,575)	39,576	(329,999)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	25,000	25,000
Proceeds of loans received from related parties	1,175,000	-	1,175,000
Repayment towards loan from related party	(86,425)	-	(86,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,087,433	940,220	2,027,653
Net increase in investments/capital contributed	791,998	985,000	1,776,998
Advances from senior advisor	-	50,000	50,000
Net cash provided by financing activities	2,968,006	2,000,220	4,968,226

Net change in cash	1,040	-	1,040
Cash balance at beginning of period	-	-	-
Cash balance at end of period	$1,040	$-	$1,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$220,000	$220,000

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

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$62,900
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	62,900
Less valuation allowance	(62,900)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
Net Operating Loss Carryover	$185,001

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$134,678,391
Delaware franchise taxes deductible on Company's tax return	185,001

Net loss for the period from inception (November 15, 2005) to December 31, 2007	$134,863,392

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $130,076,689 for the year ended December 31, 2007 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2007 of $134,863,392. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable. Finally, the Company’s principal asset, a marketing and distribution intangible asset has been written off as impaired as discussed in Note 6 due to the fact that environment laws affecting timber harvesting have become more restrictive in Papua New Guinea.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT OF CURRENT YEAR'S FINANCIAL INFORMATION

An error was made in the Company's originally issued financial statements for the year ended December 31, 2007 concerning the presentation and disclosure of a legal judgment in the amount of approximately $1,000,000 obtained by the predecessor entity shareholder (see Note 11 [3]).The financial statements for that period did not include reflect an accrual of a liability for this matter of $1,053,385 at December 31, 2007.

Correction of the aforementioned presentation and disclosure of the legal judgment has resulted in a recording of an estimated liability for the legal judgment of $1,053,385 at December 31, 2007 and a corresponding loss on that legal judgment for the year then ended in the same amount. In addition, the correction has also resulted in an increase in net loss for the year ended December 31, 2007 and for the period from inception (November 15, 2005 to December 31, 2007), as well as an increase in the accumulated deficit, and an increase in stockholders deficit at December 31, 2007 of $1,053,385. Finally, the disclosure related to the judgment has been enhanced from those as described in the original footnote.

NOTE 13 - SUBSEQUENT EVENTS

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