Form 10-Q
period 2008-06-30
ARROW RESOURCES DEVELOPMENT INC
filed 2008-08-19
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2008.

Class	Outstanding at August 14, 2008
Common stock - par value $0.00001	650,993,240

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	1

	Unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007, and for the periods from inception (November 15, 2005) to December 31, 2007 and from inception (November 15, 2005) to June 30, 2008	2

	Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity for the six months ended June 30, 2008 and for the period from inception (November 14, 2005) to June 30, 2008	3

	Unaudited Consolidated Statement of Cash Flows for the nine months ended June 30, 2008 and for the periods from inception (November 15, 2005) to December 31, 2007 and from inception (November 15, 2005) to June 30, 2008	5

	Notes to the Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Balance Sheets

		December 31, 2007
	June 30, 2008	(As restated - Note 2)
ASSETS
Current:
Cash	$29	$1,040
Other current asset:
Prepaid expenses	2,188	-

Total current assets	2,217	1,040

Total assets	$2,217	$1,040

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable, including $4,412,628 and $4,112,203 due to Company shareholders and directors, respectively	$4,805,300	$4,085,122
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,053,385	1,053,385
Due to related parties	4,882,353	4,404,183
Notes payable, including accrued interest of $20,000 and $20,000 at June 30, 2008 and December 31, 2007, respectively	1,008,000	245,000

Total liabilities	11,749,038	9,787,690

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value, 10 million shares authorized, no shares issued or outstanding at June 30, 2008 and December 31, 2007	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, 355,000 and 280,000 shares to be issued at June 30, 2008 and December 31, 2007	355,000	280,000
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, 25,000 and 0 shares to be issued at June 30, 2008 and December 31, 2007	25,000	-
Common stock, $0.00001 par value, 1 billion shares authorized, 650,993,240 and 649,743,240 issued and outstanding, respectively	6,509	6,497
Common stock to be issued, $0.00001 par value, 10,023,017 and 2,485,685 shares to be issued at June 30, 2008 and December 31, 2007, respectively	103	25
Additional paid-in capital	125,380,284	124,790,220
Accumulated deficit	(137,513,717)	(134,863,392)

Total stockholders’ (deficit) equity	(11,746,821)	(9,786,650)

Total liabilities and stockholders’ (deficit) equity	$2,217	$1,040

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Operations (During the Development Stage)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period From Inception (November 15, 2005) to December 31, 2007 (As Restated - Note 2)	Accumulated During the Development Stage for the Period From Inception November 15, 2005) to June 30, 2008

Revenue	$-	$-	-	$-	$-	$-
Operating expenses:
Consulting fees and services, including $888,613, $804,948, $1,777,225, $1,615,327, $7,555,470 and $9,332,695 incurred to related parties, respectively	1,091,234	851,267	2,092,293	1,711,709	7,955,066	10,047,359
General and administrative	108,999	22,633	151,502	54,405	554,177	705,679
Directors' compensation	80,000	-	140,000	-	260,178	400,178
Delaware franchise taxes	105	14,413	210	28,826	185,001	185,211

Total operating expenses	1,280,338	888,313	2,384,005	1,794,940	8,954,422	11,338,427

Loss from operations during the development stage	(1,280,338)	(888,313)	(2,384,005)	(1,794,940)	(8,954,422)	(11,338,427)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	-	-	395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder					(1,053,385)	(1,053,385)
Loss on write off of marketing agreement		-	-	-	(125,000,000)	(125,000,000)
Loss on settlement of predecesoor entity stockholder litigation		-	-	-	(2,000)	(2,000)
Expenses incurred as part of recapitalization transaction	-	-	-	-	(249,252)	(249,252)
Debt issue costs, including to be satisfied in Company Common Stock of $216,320	(226,320)	-	(266,320)	-	-	(266,320)
	(226,320)	-	(266,320)	-	(125,908,970)	(126,175,290)

Net loss	$(1,506,658)	$(888,313)	(2,650,325)	$(1,794,940)	$(134,863,392)	$(137,513,717)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.002)	$(0.001)	(0.004)	$(0.003)	$(0.214)	$(0.218)

Weighted-average number of shares of common stock outstanding	650,594,888	649,543,240	650,169,064	649,543,240	631,654,538	632,001,401

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—	$—
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—	—
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—
Balance, December 31, 2005	-	$-	-	$-	-	$-
Common stock to be issued for cash received by Company	—	—	—	—	985,000	10
Net loss for the year	—	—	—	—	—	—
Balance, December 31, 2006	-	$-	-	$-	985,000	$10
Common stock to be issued for cash received by Company	—	—	—	—	500,000	5
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	—	—
Common stock issued in settlement of predecesor entity stockholder litigation	—	—	—	—	-	-
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685	10
Net loss for the year (As Restated - See Note 2)	—	—	—	—	—	—
Balance, December 31, 2007 (As Restated - See Note 2)	280,000	$280,000	-	$-	2,485,685	$25
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	-	-	—	—
Series C Convertible Preferred Stock to be issued for cash received by Company	-	-	25,000	25,000	—	—
Common stock to be issued for directors' compensation	—	—	—	—	500,000	6
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	3,704,000	38
Common stock to be issued for cash received by Company	—	—	—	—	1,000,000	10
Common stock to be issued for consulting and marketing services	—	—	—	—	2,433,332	25
Common stock issued for consulting and marketing services	—	—	—	—	-	-
Net loss for the six months ended June 30, 2008	—	—	—	—	—	—
Balance, June 30, 2008	355,000	$355,000	25,000	$25,000	10,123,017	$103

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Common Stock		Additional	Accumulated	Total
	Shares issued	Amount	Paid-in Capital	Deficit
Balance, November 14, 2005 pursuant to recapitalization transaction	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	984,990	—	985,000
Net loss for the year	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	—	—	—	—	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	60,031	—	60,041
Net loss for the year (As Restated - See Note 2)	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007 (As Restated - See Note 2)	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	—	—	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	—	—	25,000
Common stock to be issued for directors' compensation	—	—	39,994	—	40,000
Debt issue costs to be satisfied in Company Common Stock	—	—	216,283	—	216,321
Common stock to be issued for cash received by Company	—	—	49,990	—	50,000
Common stock to be issued for consulting and marketing services	—	—	196,308	—	196,333
Common stock issued for consulting and marketing services	1,250,000	12	87,489	—	87,501
Net loss for the six months ended June 30, 2008	—	—	—	(2,650,325)	(2,650,325)
Balance, June 30, 2008	650,993,240	$6,509	$125,380,284	$(137,513,717)	$(11,746,821)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Cash Flows (During the Development Stage)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period From Inception (November 15, 2005) to December 31, 2007 (As Restated - See Note 2)	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to June 30, 2008
Net loss	$(2,650,325)	$(1,794,940)	$(134,863,392)	$(137,513,717)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Debt issue costs to be satisfied in Company Common Stock	216,321	-	-	216,321
Debt issue costs deducted from note proceeds received by the Company	50,000	-	-	50,000
Common stock issued for consulting and marketing services	87,501	-	-	87,501
Common stock to be issued for consulting and marketing services	196,333		-	196,333
Increase in prepaid expenses	(2,188)	(3,869)	-	-
Stock-based directors' compensation to be issued	40,000		60,041	100,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	946,200	633,140	2,848,562	3,794,762
Estimated liability for legal judgement obtained by predecessor entity shareholder	-	-	1,053,385	1,053,385
Net cash (used in) operating activities	(1,116,159)	(1,165,669)	(4,637,187)	(5,751,158)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(177,000)	(134,575)	(369,575)	(546,575)
Net cash (used in) investing activities	(177,000)	(134,575)	(329,999)	(506,999)

Cash flows from financing activities:
Proceeds of issuance of note payable	713,000	-	25,000	738,000
Proceeds of loans received from related parties	185,000	425,000	1,175,000	1,360,000
Repayment towards loan from related party	(88,000)	(86,425)	(86,425)	(174,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	382,148	561,669	2,027,653	2,409,801
Net increase in investments/capital contributed	100,000	400,000	1,776,998	1,876,998
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	1,292,148	1,300,244	4,968,226	6,260,374

Net change in cash	(1,011)	-	1,040	2,217
Cash balance at beginning of period	1,040	-	-	-
Cash balance at end of period	$29	$-	$1,040	$2,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2008 and the results of its operations, changes in stockholders' (deficit) equity, and cash flows for the three and six months periods ended June 30, 2008 and 2007, respectively, for the period from the commencement of the development stage (November 15, 2005) to June 30, 2008, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2007. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended June 30, 2008 and for the period from the commencement of the development stage (November 15, 2005) to June 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2008. The accompanying consolidated financial statements should be read in conjunction with the more detailed “restated” consolidated financial statements, and the related footnotes thereto, filed with the Company’s amended Annual Report on Form 10KSB/A for the year ended December 31, 2007 filed on June 26, 2008.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,506,658 and $2,650,325 for the three and six months ended June 30, 2008, and a net loss during the development stage from inception in November 15, 2005 through June 30, 2008 of $137,513,717. The Company’s operations are in the development stage, and the Company has not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

One of the principal reasons for the Company’s substantial doubt regarding its ability to continue as a going concern involves the fact that as of December 31, 2007, the Company’s principal asset, a marketing and distribution intangible asset in the amount of $125,000,000 was written off as impaired as discussed in Note 6 due to the fact that environment laws affecting timber harvesting have become more restrictive in Papua New Guinea.

The condensed consolidated financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Arrow Ltd. All significant inter-company balances and transactions have been eliminated.

Development Stage Company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development state enterprise is one in which planned and principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise’s inception.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2007 and for the period from November 15, 2005 to June 30, 2008. As of June 30, 2008, there are no dilutive equity instruments outstanding. However, the Company has 355,000 and 0 shares of Series A Convertible Preferred Stock and 25,000 and 0 shares of Series C Convertible Preferred Stock that are issuable as of June 30, 2008 and 2007, respectively.

Acquired intangibles:

Intangible assets were comprised of an exclusive sales and marketing agreement. In accordance with SFAS 142, “Goodwill and Other Intangible Assets” the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to June 30, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

The significant components of the Company's deferred tax assets are as follows:

Net operating loss carryforward	$62,972
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	62,972
Less valuation allowance	(62,972)

Net deferred tax assets	$—

The net operating losses expire as follows:

December 31, 2026	$127,349
December 31, 2027	57,862
Net Operating Loss Carryover	$185,211

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$137,328,506
Delaware franchise taxes deductible on Company's tax return	185,211
Net loss for the period from inception (November 15, 2005) to June 30, 2008	$137,513,717

 NOTE 5 - NOTES PAYABLE

As of June 30, 2008 and December 31, 2007, the Company had notes payable outstanding as follows:

Holder	Terms	June 30,	December 31,
		2008	2007

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		20,000	20,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	100,000	-
James R. McConnaughy (3)	Due on demand, non-interest bearing	38,000	-
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	-
John E. McConnaughy III (5)	Due on demand, non-interest bearing	12,000	-
Frank Ciolli (6)	Due on demand, non-interest bearing	550,000	-
Barry Weintraub (7)	Due on demand, non-interest bearing	-	-

Total		$1,008,000	$245,000

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the six months ended June 30, 2008, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 in debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of March 31, 2008. As of June 30, 2008, these shares have not yet been issued. On May 5, 2008, John Marozzi received repayment of $50,000 from the Company leaving a balance of $100,000 unpaid principal as of June 30, 2008.

(3)
On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of June 30, 2008. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3]

(4)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of June 30, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note.

(5)
On April 25, 2008, the Company received $12,000 non-interest bearing advance from John E. McConnaughy III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of the Company’s unregistered restricted common stock. The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy III as of June 30, 2008.

(6)
On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promises to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008.

(7)
On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which was due on demand and was repaid by the Company on April 30, 2008.. In repayment, the Company was to repay the full amount of the note plus 2,000,000 shares of the Company’s unregistered restricted common stock. The Company recorded $120,000 in debt issue costs related to the 2,000,000 shares of common stock that are issuable to Barry Weintraub as of June 30, 2008.

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

The marketing and distribution agreement would have been amortized over the remainder of 99 years (the life of the agreement) once the Company commenced sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities. No amortization of the agreement had ever been taken during the period from inception (November 15, 2005) to June 30, 2008, as the relevant operations had not commenced.

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

As of June 30, 2008 and December 31, 2007, the Company had short-term borrowings of $3,410,352 and $3,029,183, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2008 and 2007 incurred to Empire totaled $1,027,225 and $865,327, respectively. Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2007 incurred to Empire totaled $1,858,386. Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,591,016 and $698,834, respectively.

During the six months ended June 30, 2008, the Company incurred Director’s compensation expense of $35,000 to Mr. Frugone, consisting of cash compensation of $25,000 and stock based compensation of $10,000 based upon the Company’s share trading price on June 30, 2008. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At June 30, 2008, the Company is obligated to issue 375,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $75,000 due to him for the cash based portion of his 2007 and 2008 director’s compensation (See Note 7[4]).

During the six months ended June 30, 2008, the Company made cash payments of $518,435 to Empire under the agreement. During the six months ended June 30, 2007, the Company received additional advances of $711,726, from Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2008 and 2007 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $750,000 and $750,000, respectively. In addition, as of June 30, 2008 and December 31, 2007, the Company owed them $4,187,491 and $3,592,491, respectively, under these agreements. These agreements are discussed in detail in Note 11.

During the six months ended June 30, 2008, the Company incurred Director’s compensation expense of $35,000 to Rudolph Karundeng, consisting of cash compensation of $25,000 and stock based compensation of $10,000 based upon the Company’s share trading price on June 30, 2008. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At June 30, 2008, the Company is obligated to issue 375,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $75,000 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007, the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr. In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. As of June 30, 2008 and December 31, 2007, the Company had $1,472,000 and $1,375,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

During the six months ended June 30, 2008, the Company incurred Director’s compensation expense of $35,000 to Mr. McConnaughy, consisting of cash compensation of $25,000 and stock based compensation of $10,000 based upon the Company’s share trading price on June 30, 2008. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense $65,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At June 30, 2008, the Company is obligated to issue 375,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $75,000 due to him for the cash based portion of his 2007 director’s compensation (See Note 7[4]).

 [4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2008 and December 31, 2007, none of the shares under this plan have been issued and the Company has an accrued liability of $300,137 and $200,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $100,025 and $60,031, respectively, for stock-based compensation based on the fair value of 1,500,685 shares and 1,000,685 to be issued to the members of the Board, respectively.

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

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. During the third and fourth quarters of 2006, the Company received a total of $985,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. During the year ended December 31, 2007, the Company received an additional $500,000 in capital contribution towards the stock purchase agreement with APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share. As of August 15, 2008, the Company has not received any additional capital contribution towards the stock purchase agreement. (See Note 10 [5] - Stock Purchase Agreement.)

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company received $355,000 from investors towards the fulfillment of the financing agreement. The offering had an extended expiration date of February 15, 2008.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2008 and December 31, 2007, none of the shares under this plan have been issued and the Company has accrued $300,137 and $200,137 of cash-based compensation and recorded additional paid-in capital of $100,035 and $60,041 for stock-based compensation based on the fair value of 1,500,685 shares and 1,000,685 to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $173,333 related to 2,166,666 of the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of June 30, 2008. As of June 30, 2008, none of these shares have been issued to Charles A. Moskowitz.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (“Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expired on June 30, 2008. On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc. The Company recorded a marketing expense of $70,000 in General and Administration Expenses related to the issuance of the 1,000,000 shares of common stock as of June 30, 2008.

On March 15, 2008, the Company and Seapotter Corporation (“Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock. On April 29, 2008, the Company issued 250,000 shares of unregistered restricted common stock to Charles Potter per the Consulting Agreement entered into by the Company on March 15, 2008. The Company recorded consulting fees and services of $15,313 related to the 250,000 shares of common stock that were issued to Seapotter as of June 30, 2008. The Company recorded a $2,187 prepaid expense for the remaining expense to be recognized in the 3rd quarter of 2008.

On April 30, 2008, the Company entered into Independent Contractor Agreement with Ciolli Management Consulting, Inc. to provide advisory services in the land development, construction management, equipment acquisition and project management industries. As payment for the Consultant’s services, the Company will issue a one-time, non-refundable fee of 1,000,000 unrestricted shares of common stock. As of June 30, 2008, the Company has expensed $10,000 related to 166,666 of the 1,000,000 shares of common stock that are now issuable to Ciolli Management Consulting, Inc. as of June 30, 2008.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company leaving a balance of $100,000 unpaid principal as of June 30, 2008.

On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which was due on demand. In repayment, the Company repaid the full amount of the note on April 30, 2008 and is obligated to issue 2,000,000 shares of the Company’s unregistered restricted common stock to Barry Weintraub. The Company recorded $120,000 in debt issue costs related to the 2,000,000 shares of common stock that were issuable to Barry Weintraub as of June 30, 2008 (See Note 5).

On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of June 30, 2008 (See Note 5).

On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of June 30, 2008 (See Note 5).

On April 25, 2008, the Company received a $12,000 non-interest bearing advance from John E. McConnaughy, III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of unregistered restricted common stock. The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy, III as of June 30, 2008 (See Note 5).

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

Also on May 15, 2008, the Board of Directors approved the issuance of 50,000 shares of unregistered restricted common stock to Sheerin Alli and 50,000 shares of unregistered restricted common stock to Lori McGrath for consulting services provided. As of June 30, 2008, the Company has not yet issued these shares. The Company recorded $6,500 and $6,500, respectively, in consulting fees related to the 100,000 shares of common stock that are issuable to Sheerin Alli and Lori McGrath as of June 30, 2008.

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share). As of June 30, 2008, the Company has not yet issued these shares to the Purchaser. On the date of the purchase, the fair value of these shares was $140,000. As of June 30, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

NOTE 9 - GAIN ON WRITE OFF OF PREDECESSOR ENTITY LIABILITIES

During the fourth quarter of 2006, the Company wrote off accounts payable and accrued expenses in the amount of $395,667 associated with CNE, the predecessor entity in the reverse merger transaction, which will not be paid. This resulted in the recognition of a gain reflected in the Statement of Operations for the period from the commencement of the development stage (November 15, 2005) to June 30, 2008, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2007 in the same amount.

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

During the six months ended June 30, 2008, the Company made cash payments to Hans Karundeng of $177,000 under his agreement. During the six months ended June 30, 2008, the Company made cash payments of $3,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the six months ended June 30, 2008, the Company made cash payment of $518,435 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of June 30, 2008, the Company has not recovered any revenue from this agreement.

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

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus' gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2008, the Company has not recovered any revenue from this agreement.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $173,333 related to 2,166,666 of the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of June 30, 2008. As of June 30, 2008, none of these shares have been issued to Charles A. Moskowitz.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (“Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expired on June 30, 2008. On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc. The Company recorded a marketing expense of $70,000 in General and Administration Expenses related to the issuance of the 1,000,000 shares of common stock as of June 30, 2008.

On March 15, 2008, the Company and Seapotter Corporation (“Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock. On April 29, 2008, the Company issued 250,000 shares of unregistered restricted common stock to Charles Potter per the Consulting Agreement entered into by the Company on March 15, 2008. The Company recorded consulting fees and services of $15,313 related to the 250,000 shares of common stock that were issued to Seapotter as of June 30, 2008. The Company recorded a $2,187 prepaid expense for the remaining expense to be recognized in the 3rd quarter of 2008.

On April 30, 2008, the Company entered into Independent Contractor Agreement with Ciolli Management Consulting, Inc. to provide advisory services in the land development, construction management, equipment acquisition and project management industries. As payment for the Consultant’s services, the Company will issue a one-time, non-refundable fee of 1,000,000 unrestricted shares of common stock. As of June 30, 2008, the Company has expensed $10,000 related to 166,666 of the 1,000,000 shares of common stock that are now issuable to Ciolli Management Consulting, Inc. as of June 30, 2008.

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53.76%. As of June 30, 2008, the Company has received $1,472,000 from APR towards the fulfillment of this agreement. As of August 14, 2008, the Company has received additional funds of $190,000.

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed. As of June 30, 2008, the Company raised $355,000 from investors under this financing agreement.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

On April 20, 2008, the Company issued 25,000 shares of Series C Convertible Preferred Stock to Scott B. Neff according to the Preferred Stock purchase agreement for the aggregate purchase price of $25,000 at $1.00 per share. Each share of Preferred Stock shall be convertible into shares of the Company’s common stock, par value $0.00001 per share at the Conversion Ratio, solely at the option of the Company, at any time and from time to time from and after the Original Issue Date.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At June 30, 2008, the Company has accrued an additional $105 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2008. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2007, 2006 and 2005 in the amount of $57,650, $57,650 and $69,699, respectively. Accordingly, as of June 30, 2008, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,211. The Company hopes to file the delinquent tax returns some time towards the endof 2008 and pay the amount owned in full during the fourth quarter of 2008.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending June 30,	Amounts
2009	$4,025,073
2010	4,385,647
2011	256,923
$8,667,643

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 - SUBSEQUENT EVENTS

On July 18, 2008, the Company received a $90,000 non-interest bearing advance from John E. McConnaughy, Jr.. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.

On August 4, 2008, the Company received a $100,000 non-interest bearing advance from John E. McConnaughy, Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of June 30, 2008 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2008, the Company has not recovered any revenue from this agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three and six months ended June 30, 2008, we incurred consulting fees of $1,091,234 and $2,092,293, of which, $888,613 and $1,777,225 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the three and six months ended June 30, 2007, we incurred consulting fees of $851,267 and $1,711,709, of which, $804,948 and $1,615,327 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the three and six months ended June 30, 2008 and June 30, 2007 as the Company is in development stage.

COST OF GOODS SOLD

There was no cost of good sold for the three and six months ended June 30, 2008 and June 30, 2007 as the Company is in development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,091,234 and $2,092,293 for the three and six months ended June 30, 2008 as compared to $851,267 and $1,711,709 for the three and six months ended June 30, 2007, $7,955,066 for the period from inception (November 15, 2005) to December 31, 2007, and $10,047,359 for the accumulated during the development stage for the period from inception (November 15, 2005) to June 30, 2008. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $108,999 and $151,502 for the three and six months ended June 30, 2008 as compared to $22,633 and $54,405 for the three and six months ended June 30, 2007, $554,177 for the period from inception (November 15, 2005) to December 31, 2007, and $705,679 for the accumulated during the development stage for the period from inception (November 15, 2005) to June 30, 2008. This was primarily due to an increase in advertising and accounting expense.

Directors’ compensation increased to $80,000 and $140,000 for the three and six months ended June 30, 2008, none for the three and six months ended June 30, 2007, $260,178 for the year ended December 31, 2007 as compared to $400,178 accumulated during the development stage for the period from inception (November 15, 2005) to June 30, 2008. The increase was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007.

Delaware franchise taxes amount decreased to $105 and $210 for the three and six months ended June 30, 2008 compared to $14,413 and $28,826 for the three and six months ended June 30, 2007, $185,001 for the period from inception (November 15, 2005) to December 31, 2007 and $185,211 for the period from inception (November 15, 2005) to June 30, 2008. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At June 30, 2008, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2007, 2006 and 2005 in the amount of $57,650, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in the third quarter of 2008 and pay the amount owned in full during the fourth quarter of 2008.

Total operating expenses during the development stage increased to $1,280,338 and $2,384,005 for the three and six months ended June 30, 2008 as compared to $888,313 and $1,794,940 for the three and six months ended June 30, 2007, $8,954,422 for the period from inception (November 15, 2005) to December 31, 2007, and $11,338,427 accumulated during the development stage for the period from inception (November 15, 2005) to June 30, 2008.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company leaving a balance of $100,000 unpaid principal as of June 30, 2008.

On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which was due on demand. In repayment, the Company repaid the full amount of the note on April 30, 2008 and is obligated to issue 2,000,000 shares of the Company’s unregistered restricted common stock to Barry Weintraub. The Company recorded $120,000 in debt issue costs related to the 2,000,000 shares of common stock that were issuable to Barry Weintraub as of June 30, 2008 (See Note 5).

On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of June 30, 2008 (See Note 5).

On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of June 30, 2008 (See Note 5).

On April 25, 2008, the Company received a $12,000 non-interest bearing advance from John E. McConnaughy, III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of unregistered restricted common stock. The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy, III as of June 30, 2008 (See Note 5).

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

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of June 30, 2008 and December 31, 2007 the Company had $29 and $1,040 of cash, respectively. We had losses of $1,506,658 and $2,650,325 for the three and six months ended June 30, 2008, and do not currently generate any revenue. We had losses of $888,313 and $1,794,940 for the three and six months ended June 30, 2007. In order for us to survive during the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $1,116,159 of cash in our operating activities during the six months ended June 30, 2008. We had a net loss of $2,650,325. We had an increase in prepaid expenses related to common stock issued pursuant to a consulting agreement, offset by an increase in stock-based directors’ compensation to be issued of $40,000, accounts payable and accrued expenses payable of $946,200 mostly related to compensation and management fees, debt issue costs related to note payables of $216,321, common stock to be issued for consulting and marketing services of $196,333, common stock to be issued for cash received by the Company of $50,000, and common stock issued for consulting and marketing services of $87,501. In addition, we had a working capital deficiency of $11,746,821 at June 30, 2008. We did not have any material commitments for capital expenditures as of June 30, 2008.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company has received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2008, none of the shares under this plan have been issued and the Company has accrued $300,137 of cash and recorded additional paid-in capital of $100,025 for stock compensation based on the fair value of 1,500,685 shares to be issued to the members of the Board.

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending June 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of the ineffectiveness of our controls, a description of a litigation in which the Company is a party was not accurately described in the Company’s Form 10K filed on April 15, 2008. In addition, the Company’s financial statements did not reflect a reserve relating to a judgment against the Company in this litigation. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company has received $355,000 from investors towards the fulfillment of this financing agreement. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2008, none of the shares under this plan have been issued and the Company has accrued $300,137 of cash and recorded additional paid-in capital of $100,035 for stock compensation based on the fair value of 1,500,685 shares to be issued to the members of the Board.

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of June 30, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: August 19, 2008	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated: August 19, 2008	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer