Form 10-K
period 2008-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2009-04-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Carnegie Hall Tower, 152 W. 57th     Street, 27 th Floor, New York, NY 10019
(Address of Principal Executive Offices) (Zip Code)

212-262-2300
(Issuer’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock - par value $0.00001	OTC: Bulletin Board

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒      No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Issuer’s revenues for 2008, its most recent fiscal year, were $52,000 from continuing operations.

The number of freely tradable shares not held by affiliates is 72,757,746.

As of April 13, 2009, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $2,910,310.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2009 are as follows:

Class	Outstanding at April 13, 2009

Common stock - par value $0.00001	656,381,375

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K constitutes “forward-looking statements” relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as

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

 “APR” - Arrow Pacific Resources Group Limited, a British Virgin Islands company, is currently the principal shareholder of the Company, owning 349,370,000 shares or 53%.

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

Our temporary corporate executive offices are located at Carnegie Hall Tower, 152 W. 57 th Street, 27 th Floor, New York, NY 10019 (212-262-2300) and our web site is www.arrowrd.com.

INTRODUCTION

We used to be a telecommunications and recruiting company formally known as CNE Group, Inc. We changed our name to Arrow Resources Development, Inc. on or around December 1, 2005. The Company elected to shift its business focus from telecommunications and recruiting to the worldwide commercial exploitation of natural resources.

Arrow Resources Development Inc. (herein “ARD,” “Arrow Inc.” or “the Company”) was established, in 2005, to serve as the corporate finance and management infrastructure developer for large scale plantation/farming operations and ethanol plants in Indonesia. These projects are first and foremost environmental restorations and social engineering projects, being done in cooperation with the central and local governments of Indonesia, in partnership with Gerakan Masyarakat Pelestari Lingkungan Hidup (GMPLH), the largest nonprofit organization in Indonesia, as well a group of Indonesian joint venture partners that includes Arrow Pacific Resources Group Limited; a British Virgin Islands registered company, PT Wika Realty Inc. an Indonesian publicly traded construction and land development company and PT Mitrasarana Infrakomindo, a public pension manager and natural resource development company. The government of Indonesia has declared that 55,000,000 hectares (approximately 6% of the country) to be “critical land”. Critical land is classified as land that has been illegally harvested over last 50 years by approximately 25 million local “farmers” who earn their living by cutting old-growth trees for their own use or for sale, at a fraction of its value to local lumber companies. The goal of the Arrow development team is to restore 3,000,000 hectares of this critical land in Indonesia through the creation of eucalyptus/corn plantations, ethanol plants, several large-scale farming (eucalyptus, corn, soy, rice, fish and chickens) operations, and possibly several ethanol blending plants. It is anticipated that these development will require approximately 6 - 8 years and when completed, will create approximately 200,000 local jobs, along with many small local business opportunities. Arrow has developed and maintains the corporate operating structure, financial operations, sales and marketing infrastructure and the administrative group to oversee its’ corporate citizenship programs. Arrow has outlined the necessary public relations and communications programs to sustain these rapidly growing operations. Arrow Resources, along with all of its joint venture partners, are collectively referred to in this document as "the Companies".

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

Arrow Inc., along with its partners GMPLH and PT Eucalyptus Alam, an Indonesian registered wholly owned subsidiary of Arrow Pacific Resources Group Limited, have developed a synergy of agro-biotechnology and cutting edge forestry/agricultural practices in response to the growing demand for timber and farming products. When these practices are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable resources. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, recreational areas, animal habitat, and clean air are some of the many benefits that will be realized through the implementation of these programs in Indonesia.

The Companies are executing their plantation/farming operating plan through the implementation of a sound land management system, promote and/or establish infrastructural development programs and provide provisions for financial, economic and social growth to the people in the development areas. It is essential for these developments to take into consideration local bio-physical environment conditions as well as the traditional and cultural beliefs of the local villagers. In conjunction with local inhabitants, the Companies have developed a plan that will maximize profits to the greatest potential of the area, while increasing employment and constantly re-evaluating their administrative and management programs. The Companies are working to achieve superior safety performance, implement reliable harvesting, replanting and farming processes, and become a leader in the industries of sustainable forestry and farming as well as leaders in the development of socially conscious and environmentally sensitive land development throughout the world.

Arrow Pacific has entered into Marketing and Distribution Agreement with Arrow Resources Development Ltd. (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow Resources Development Inc., that provides for Arrow to receive 10% of the gross sales generated by all plantation operations from any and all derivative products (e.g. corn, paper, pulp, chips), 5% of gross sales generated from all ethanol plants and a 50% ownership interest in all ethanol plants. Under this agreement, Arrow acts as collection and disbursement consultant and agent for all operations. In the case of each plantation, Arrow retains 10% and disburses the remaining 90% to Arrow Pacific's various business units which becomes their gross revenues. In the case of the ethanol plants, Arrow retains 5%, disburses all expensive tool suppliers and labor and develops audited accounting to determine operating income for distribution on a 50-50 basis.   The Companies’ Asian offices are in Singapore, Jakarta and Kendari Indonesia and satellite offices at each plantation or plant location. The following is a brief description of these transactions and relationships.

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

PT Tiga Daun Nusantara, a wholly owned subsidiary of Arrow Pacific Resources Group Limited, has opened its research and development office in Ujung Pandang for the purpose of developing genetically engineered eucalyptus tree saplings and corn seedlings to be used at the initial plantation/farming sites. By synthesizing aspects of American-style forestry and agricultural practices with these new advances in bio-engineering, the Company's methodology produces a significant increase in both quantity and quality of tree and corn, production. The accelerated growth cycle for the eucalyptus trees produced by these processes yield a continually renewable timber resource. Makassar, formerly known as Ujung Pandang, is the provincial capital of South Sulawesi, Indonesia. It is anticipated that this facility will be fully operational no later than the fourth quarter of 2009.

The Companies are poised to capitalize on the increasing demand of the raw materials for the manufacturing of paper, timber products, agricultural products as well as the demand for ethanol in the local market and all the regional developing international markets, most notably China.  The region’s rising standards of living have created a demand for larger quantities of printed material, packaging, personal care paper products, industrial paper supplies, corn, rice, soy and the production of energy such as ethanol. The proximity of the Companies’ operations to these local and principal markets enables them to supply these markets in a highly competitive manner due to significantly reduce transportation costs.

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

These significant advantages are also applicable to the production of the company's agricultural products, most notably corn. The climate and rainfall enable the growth of approximately 2-3 crops of corn annually. This significant increase in land usage lowers cost of the raw material and increases productivity while reducing storage requirements and the amortization of fixed expenses associated with a single crop

The Companies understand that any large-scale timber and agricultural operation faces environmental and wildlife conservation concerns. In the interest of good corporate citizenship, a plan has been developed to ensure that all operations are sensitive to the environmental and ecological importance of transforming the critical land into a sustainable and renewable timber resource in a responsible manner. The Companies have consulted with their joint-venture partners GMPLH, to develop socially sensitive and environmentally friendly programs for developing these sustainable resources and large-scale farming operations. The Companies have also assembled its own local team of highly qualified scientists, bio-engineers and environmentalists for the development of its technology Center. This team has also examined methods proposed to establish a preserve for the relocation of wildlife, the preservation of biodiversity, the investigation of potential medical benefit and the replanting of several noble species.

On or around August 1, 2005, Arrow Pacific Resources (s) Pte. Ltd. (“Arrow Pte.”) entered into a Marketing and Distribution Agreement with Arrow Resources Development Ltd. (“Arrow Ltd.”) (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow, that provided for both Companies to receive 10% of the gross sales generated by all plantation and mining operations and any and all derivative products (e.g. corn, paper, pulp, chips). Under this agreement, Arrow was to act as a consultant and agent for all operations. Arrow was to retain 10% of their gross revenues.

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

In April of 2006, Arrow Ltd. entered into an agency agreement with APR to provide marketing and distribution services for natural resource products. Arrow Ltd. currently has an exclusive marketing and sales agreement with APR to market corn, lumber and related products from land leased by GMPLH located in Indonesia which is operated by APR and its subsidiaries. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from corn, lumber and related products.

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

Arrow Pacific Resources Group Limited, a British Virgin Islands registered company, was founded by Hans Karundeng in 2002, an Indonesian industrialist and financier, for the purpose of developing natural resource assets controlled by a non-profit organization through a group of Companies that are developing plantation/farming operations in Indonesia.

Arrow Pacific has, through their wholly-owned subsidiaries PT Tiga Daun Nusantara (local operating company in Kendari), PT Eucalyptus Alam Lestari, PT Nusa Alam Sejahtera , PT Sumbur Utama Alam, and PT Tunas Hamparan Hijau , (all Indonesian registered Companies) have entered into agency agreements with Arrow Resources Development Ltd. (a Bermuda Ltd. Company and wholly-owned subsidiary of Arrow Resources Development, Inc.) to act as its corporate finance, financial administration, corporate management practice, marketing and distribution and infrastructure agent in Indonesia. These agreements provide for the Company to receive 10% of the gross sales generated by all plantation/farming operations and by any and all derivative products (e.g. paper, pulp, chips).  Under this agreement, ARD acts as the collection and disbursement agent for all operations.  ARD retains 10% of gross revenues and disburses the remaining 90% to Arrow Pacific's various business units which becomes their gross revenue. In the case of the ethanol plants, Arrow collects all gross revenue from operations, retains 5% of the gross revenue as part of its fee, then covers expenses to all suppliers through an audited accounting system to determine net revenue for distribution on a 50-50 basis.

Arrow Pacific Resources Group Limited operates, with its joint-venture partners, all of the on-the-ground, day-to-day plantation operations, all infrastructural development operations and all shipping operations as they relate to the overall plan.  Arrow Pacific is led by a team of highly qualified professionals with experience in the fields of plantation management, material science and analysis, agriculture, forestry and agro-law. The team has contracted all labor, heavy equipment, transportation and shipping.  Several members of the team hold close affiliations with organizations such as the Timber Association of Sabah, the National Sub-committee on Fiscal Incentives of Forest Plantations in Malaysia and the Scientific and Technical Committee of The Association Technique Internationale des Bois Tepicaux.

PT Tiga Daun Nusantara is an Indonesian registered company owned by Hans Karundeng that is registered and licensed to operate in Kendari, Sulawesi.  This company is the Indonesian operating company acting as the local interface between all of the operating units and joint venture partners.  Tiga Daun is responsible for the supervision and planning of all harvesting, land preparation, and planning for both the eucalyptus tree plantation and a large-scale agricultural operation. The Ministry Of Forestry in Indonesia requires that local Companies receive operating licenses on each island. The local Companies that will hold the licenses are P.T. Eucalyptus Alam Lestari, which has formed PT Nusa Alam Sejahtera, PT Sumbur Utama Alam, PT Tiga Daun Nusantara and PT Tunas Hamparan Hijau.

GMPLH is one of the largest non-profit organizations in Indonesia.  Founded by A. H. Moerdani and Hans Karundeng being a director, GMPLH is an educational organization that acts as a project developer, fundraiser, and project expeditor for agricultural and environmental projects throughout Indonesia.  Since its inception in 1993, GMPLH has sponsored and completed more than 25 large-scale agricultural and educational projects resulting in the planting of more than 600 million trees throughout Indonesia.  GMPLH has been initially granted land licenses by the Indonesian government for more than 1.8 million hectares (ha) (3.75 million acres) for a program that will include 3 million ha as part of large-scale reforestation and farming efforts.

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

OPERATING MODEL

The Companies have developed a synergy of agro-biotechnology and cutting edge forestry/agricultural practices in response to the growing demand for timber and farming products. When these practices are performed in a conscientious manner, it provides humankind with one of the greatest sources for renewable and ecologically sustainable energy. Paper, dimensional lumber, fiberboard, particleboard, furniture, utensils, hydrocarbon fuel, recreational areas, animal habitat, and clean air are some of the many benefits resulting from bio-diverse forests.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2007, the Company has accrued $1,053,385 related to this matter.  As of December 31, 2008, the Company has accrued $1,203,492, including accrued interest of $150,107, related to this matter.

HUMAN RESOURCES

As of December 31, 2008, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

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

EMPLOYEES

As of December 31, 2008, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

Item 1A.	Risk Factors.

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

Arrow began operations in approximately September, 2005, and to date has generated $52,000 revenues. The Company has no significant operating history. There is no assurance that the Company will be able to operate and manage on a profitable basis or that cash flow from operations will be sufficient to pay the operating costs of the Company. The Company may need to raise additional capital to finance its continued operations. The Company may seek additional financing through debt or equity financings. There is no assurance that additional financing will be available to the Company, or if available, that the financing will be on terms acceptable to the Company. There is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds. In the event that the Company cannot raise needed capital, it will have a material adverse affect on the Company. There is no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

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

DEPENDENCE ON ARROW PACIFIC RESOURCES GROUP LIMITED AND ITS OPERATING SUBSIDIARIES

Our revenues are currently entirely derived from sales of APR and its operating subsidiaries products sales. APR will not be in a position to generate sustainable timber sales until it has completed certain infrastructure improvements in Indonesia. The infrastructure requirements will take APR a maximum of one year to complete. Therefore, APR may not generate sustainable sales of its products until the third quarter of 2009.

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

OWNERSHIP OF THE COMPANY

APR owns 53% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is an 8% owner of the Company’s stock.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,360,576 for the year ended December 31, 2008 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2008 of $140,223,968. The Company’s operations are in the development stage, and the Company has generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

Item 2.	Properties
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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2007, the Company has accrued $1,053,385 related to this matter.  As of December 31, 2008, the Company has accrued $1,203,492, including accrued interest of $150,107, related to this matter.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2008, the Company has received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2008, the Company has received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2008, none of the shares under this plan have been issued and the Company has accrued $400,137 of cash and recorded additional paid-in capital of $137,541 for stock compensation based on the fair value of 2,000,685 shares to be issued to the members of the Board.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

 Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of April 13, 2009 was approximately 321.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2008
1st Quarter	0.08	0.03
2nd Quarter	0.16	0.04
3rd Quarter	0.13	0.04
4th Quarter	0.11	0.04

2007
1st Quarter	0.21	0.14
2nd Quarter	0.14	0.07
3rd Quarter	0.10	0.06
4th Quarter	0.07	0.04

The number of freely tradable shares not held by affiliates is 72,757,746.

As of April 13, 2009, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $2,910,310.

Dividends:

We have not previously paid cash dividends on our common stock. The payments of future dividends and the amount thereof will depend upon our earnings, financial condition, capital requirements and such other factors as our Board of Directors may consider relevant.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

We are a holding company whose only operating subsidiary as of December 31, 2008 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On August 1, 2005, Arrow Ltd. entered into the Marketing Agreement with Arrow Pte. and its subsidiaries in consideration for Arrow issuing a non-interest bearing note (the “Note”) in the principal amount of $125,000,000 to Empire Advisory, LLC, (“Empire”), acting as agent, due on or before December 31, 2005. Empire is Arrow Pte.'s merchant banker. The Note permitted the Company, as Arrow's sole stockholder, to cause Arrow to repay the Note in cash or with 10,000,000 shares of the Company's non-voting Series AAA Preferred Stock. However, in December 2008, Arrow Pte. assessed that it would be unable to harvest the timber products in Papua, New Guinea due to the fact that the widely accepted international guidelines of the World Wildlife Federation had not been adopted by Papua, New Guinea.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2008, the Company has recovered $52,000 under this agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the year ended December 31, 2008.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

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

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008 AND 2007

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the year ended December 31, 2008, we incurred consulting fees of $4,229,796, of which $3,723,711 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the year ended December 31, 2007, we incurred consulting fees of $3,541,850 of which, $3,358,386 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

Revenue for the years ended December 31, 2008 was $52,000 and no revenue for the year ended December 31, 2007 as the Company still is in development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the years ended December 31, 2008 and 2007 as the Company still is in development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $4,229,796 for the year ended December 31, 2008 as compared to $3,541,850 for the year ended December 31, 2007, $4,413,216 for the period from inception (November 15, 2005) to December 31, 2006, and $12,184,862 for the accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2008. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $168,433 for the year ended December 31, 2008 and $161,624 for the year ended December 31, 2007, $392,553 for the period from inception (November 15, 2005) to December 31, 2006, and $722,610 for the accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2008. This was primarily due to an increase in advertising and accounting expense.

Directors’ compensation increased to $277,500 for the year ended December 31, 2008, $260,178 for the year ended December 31, 2007 and $537,678 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2008. The increase was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007. Delaware franchise taxes amount decreased to $420 for the year ended December 31, 2008 compared to $57,652 for the year ended December 31, 2007, $127,349 for the period from inception (November 15, 2005) to December 31, 2006 and $185,421 for the period from inception (November 15, 2005) to December 31, 2008. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At December 31, 2008, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2008, December 31, 2007, December 31, 2006 and 2005 in the amount of $420, $57,652, $57,650 and $69,699, respectively.. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in the second quarter of 2009 and pay the amount owned in full during the third quarter of 2009.

Total operating expenses during the development stage increased to $4,676,149 for the year ended December 31, 2008 and $4,021,304 for the year ended December 31, 2007, $4,933,118 for the period from inception (November 15, 2005) to December 31, 2006, and $13,630,571 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2008.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received a $50,000 interest bearing advance from John Marozzi.  The Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. The Company will also pay John Marozzi interest in the form of 1,000,000 shares of common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of December 31, 2008 (See Note 5). This leaves a balance of $150,000 unpaid principal as of December 31, 2008.

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

On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director (See Note 5).

On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff. The Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. The Company will also pay Scott Neff interest in the form of 1,000,000 shares of common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable Scott Neff as of December 31, 2008 (See Note 5).

On October 31, 2008, the Company entered into a sixty day extension for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. Frank Ciolli agreed to extend the due date by sixty days in exchange for 1,000,000 shares of restricted, unregistered common stock. The Company recorded $100,000 of debt issue costs related to the 1,000,000 shares of common stock that were issued to Frank Ciolli as of December 31, 2008 (See Note 5).

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2007, the Company has accrued $1,053,385 related to this matter.  As of December 31, 2008, the Company has accrued $1,203,492, including accrued interest of $150,107, related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of December 31, 2008 and December 31, 2007 the Company had $16 and $1,040 of cash, respectively. We had losses of $5,360,576 for the year ended December 31, 2008 and had $52,000 revenue as of December 31, 2008. We had losses of $130,076,689 for the year ended December 31, 2007. In order for us to survive during the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

 At December 31, 2008, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $2,355,522 of cash in our operating activities during the year ended December 31, 2008. We had a net loss of $5,360,576. We had an increase in stock-based directors’ compensation to be issued of $77,500, accounts payable and accrued expenses payable of $1,822,620 mostly related to compensation and management fees, debt issue costs related to note payables of $536,320, common stock to be issued for cash received by the Company of $50,000, common stock issued for consulting and marketing services of $122,500, and common stock to be issued for consulting and marketing services of $246,007. In addition, we had a working capital deficiency of $13,909,905 at December 31, 2008. We did not have any material commitments for capital expenditures as of December 31, 2008.

INFLATION

 We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

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

Director - John E. McConnaughy, Jr.

John E. McConnaughy, Jr., 79, is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company he founded in 1985. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992.

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

Director - Rudolph Karundeng

Mr. Karundeng, 29, has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

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

Senior Advisor - Hans Karundeng

Mr. Hans Karundeng, 58, has been involved in a wide variety of business ventures throughout his life. His first business activity was operating a bakery which supplied bread to the city as well as neighboring cities and to this day is still well known throughout Java, Indonesia. After selling his shares in the business, he became involved in Timber and timber related products with the company that has now become one of the largest paper and paper related products manufacturer and supplier in the world, Asian Pulp and Paper. Mr. Karundeng during this time, opened a company named P.T. Akal Rasa, which helped develop low-income housing for an underdeveloped area in Indonesia.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8.	Financial Statements.

Our financial statements to be filed hereunder follow, beginning with page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditor, KBL LLP.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2008 covered by this amended Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2008.

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

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this amended Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

N/A

Part III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act.

The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders, or until their death, resignation, retirement, removal, disqualification, and until their successors have been elected and qualified. Vacancies in the existing board are filled by a majority vote of the remaining directors.

The directors and executive officers of the Registrant as of March 31, 2009 were as follows:

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

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2008, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

Item 11.	Executive Compensation.

The following table sets forth the salaries of the Company’s executive officers for the fiscal year ending December 31, 2008.

					Annual	Stock	Restricted	Underlying	LTIP	All other
Name and Principal			Salary	Bonus	Compensation	Award(s)	Stock	Options/	Payouts	Compensation
Position	Year		($)	($)	($)	($)	Award(s)	SARs (#)	($)	($)

Peter J. Frugone	2008	(1)	$-	$-	$50,000	$-		-	$-	$19,375	(1)
Chairman, CEO and Director	Prior to 2008		-	-	50,000	-	52,000,000	-	-	15,000

Rudolph Karundeng	2008	(2)	-	-	50,000	-	-	-	-	19,375	(2)
Director	Prior to 2008		-	-	50,000	-	52,000,000	-	-	15,000

John E. McConnaughy, Jr.	2008	(3)	-	-	50,000	-	-	-	-	19,375	(3)
Director	Prior to 2008		-	-	50,000	-	9,875,000	-	-	15,000

James Rothenberg	2008	(4)	-	-	50,000		-	-	-	19,375	(4)
Director	Prior to 2008		-	-	10,548		-	-	-	3,164

John Allen	2008	(5)	-	-	-		-	-	-	-
Former Director	Prior to 2008		-	-	7,945		-	-	-	2,384	(5)

Robert Levinson	2008	(6)	-	-	-		-	-	-	-
Former Director	Prior to 2008		-	-	31,644		-	-	-	9,493	(6)

(1)
As part of Chairman's compensation that was approved by the Board of Director on December 3, 2007, Mr. Frugone is entitled to 500,000 shares of the Company's Common Stock which has fair market value of $34,375. At December 31, 2008, none of these shares were issued.

(2)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Karundeng is entitled to 500,000 shares of the Company's Common Stock which has fair market value of $34,375. At December 31, 2008, none of these shares were issued.

(3)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. McConnaughy is entitled to 500,000 shares of the Company's Common Stock which has fair market value of $34,375. At December 31, 2008, none of these shares were issued.

(4)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Rothenberg is entitled to 302,740 shares of the Company's Common Stock which has fair market value of $22,539. At December 31, 2008, none of these shares were issued.

(5)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Allen, a former director, was entitled to 39,726 shares of the Company's Common Stock which has fair market value of $2,384. At December 31, 2008, none of these shares were issued.

(6)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Levinson, a former director, was entitled to 158,219 shares of the Company's Common Stock which has fair market value of $9,493. At December 31, 2008, none of these shares were issued.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 13, 2009, there were 656,381,375 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class
Peter J. Frugone (2)	Chairman, Chief Executive Officer and Director	52,500,000	8.0%
Rudolph Karundeng (3)	Director	52,500,000	8.0%
John E. McConnaughy Jr. (4)	Director	10,375,000	1.6%
James Rothenberg (3)	Director	302,740	0.0%
John Allen (6)	Former Director (1/1/07 - 2/28/07)	39,726	0.0%
Robert Levinson (7)	Former Director (2/26/07 - 10/15/07)	158,219	0.0%
Arrow Pacific Resources Group Limited (8)		349,370,000	53.2%
AIS International Holdings Ltd. (9)		55,000,000	8.4%
World Ocean Development Corp. (10)		35,000,000	5.3%

Officers and Directors as a Group (4 persons)		115,677,740	17.6%

(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such secrity or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security.

(2)
Mr. Frugone's address is 124 West 79th Street, Apt 1, New York, NY. Mr. Frugone is entitled to 500,000 common shares related to directors' compensation, none of which were issued as of December 31, 2008.  Mr. Frugone also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2008.

(3)
Mr. Karundeng's address is 19 Taman Serasi, Botanic Garden View #01-25. Mr. Karundeng is entitled to 500,000 common shares related to directors' compensation, none of which were issued as of December 31, 2008.  Mr. Karungdeng also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2008.

(4)
Mr. McConnaughy's address is 637 Valley Road, New Canaan Ct. Mr. McConnaughy is entitled to 500,000 common shares related to directors' compensation, none of which were issued as of December 31, 2008.  Mr. McConnaughy also holds 9,875,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2008.

(5)	Mr. Rothenberg is entitled to 302,740 common shares related to directors' compensation, none of which were issued as of December 31, 2008.
(6)	Mr. Allen is entitled to 39,726 common shares related to directors' compensation, none of which were issued as of December 31, 2008.
(7)	Mr. Levinson is entitled to 158,219 common shares related to directors' compensation, none of which were issued as of December 31, 2008.
(8)
Arrow Pacific Resources Group Limited's address is 19 Taman Serasi, Botanic Garden View #01-25. Arrow Pacific Resources Group Limited currently holds 349,370,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2008.

(9)	AIS International Holdings Ltd. currently holds 55,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2008.

(10)	World Ocean Development Corp. currently holds 35,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 14.	Principal Accountant fees and Services.

Audit Fees

Audit fees for 2008 and 2007 incurred to KBL, LLP were $78,991 and $55,514. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL LLP in connection with statutory and regulatory filings or engagements.

 Audit Related Fees
The Company did not incur audit related fees from KBL LLP in 2008 and 2007.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

 Tax Fees
 The Company did not incur tax fees from KBL LLP in 2008 and 2007.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

 All Other Fees
 There were no other fees for professional services rendered to the Company during the fiscal years 2008 and 2007, other than the services reported above.

Item 15.	Exhibits.

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

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has duly caused this amendment to its Form 10-K annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 15, 2009	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: April 15, 2009	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	April 15, 2009
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	April 15, 2009
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY , JR .	Director	April 15, 2009
John E. McConnaughy, Jr.

/ S/ JAMES ROTHENBERG	Director	April 15, 2009
James Rothenberg

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arrow Resources Development, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Arrow Resources Development, Inc. and Subsidiaries, development stage entity, (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit) equity during the development stage, for the year ended December 31, 2008, and for the period from inception (November 15, 2005) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows during the development stage for the year ended December 31, 2008, and for the period from inception (November 15, 2005) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

KBL, LLP
Certified Public Accountants and Advisors
April 15, 2009

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (during the development stage)

	December 31, 2008	December 31, 2007
ASSETS
Current:
Cash	$16	$1,040

Total current assets	16	1,040

Total assets	$16	$1,040

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $5,019,628 and $3,592,491 due to Company shareholders and directors, respectively	$5,587,742	$4,085,122
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,203,492	1,053,385
Due to related parties	5,890,687	4,404,183
Notes payable, including accrued interest of $20,000 and $20,000 at December 31, 2008 and December 31, 2007, respectively	1,228,000	245,000

Total liabilities	13,909,921	9,787,690

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding at December 31, 2008 and December 31, 2007	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, 355,000 and 280,000 shares to be issued at December 31, 2008 and December 31, 2007	355,000	280,000
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, 25,000 and 0 shares to be issued at December 31, 2008 and December 31, 2007	25,000	-
Common stock, $0.00001 par value, 1 billion shares authorized, 655,243,240 and 649,743,240 issued and outstanding, respectively	6,552	6,497
Common stock to be issued, $0.00001 par value, 12,194,685 and 2,485,685 shares to be issued at December 31, 2008 and December 31, 2007, respectively	122	25
Additional paid-in capital	125,927,389	124,790,220
Accumulated deficit	(140,223,968)	(134,863,392)

Total stockholders’ (deficit)	(13,909,905)	(9,786,650)

Total liabilities and stockholders’ (deficit)	$16	$1,040

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations (During the Development Stage)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2008

Revenue	$52,000	$-	$-	$52,000
Operating expenses:
Consulting fees and services, including $3,723,711, $3,358,386, $4,197,084 and $11,279,181 incurred to related parties, respectively	4,229,796	3,541,850	4,413,216	12,184,862
General and administrative	168,433	161,624	392,553	722,610
Directors' compensation	277,500	260,178	-	537,678
Delaware franchise taxes	420	57,652	127,349	185,421

Total operating expenses	4,676,149	4,021,304	4,933,118	13,630,571

Loss from operations during the
development stage	(4,624,149)	(4,021,304)	(4,933,118)	(13,578,571)

Other income (expense):
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder	(150,107)	(1,053,385)	-	(1,203,492)
Loss on write off of marketing agreement	-	(125,000,000)	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	(2,000)	-	(2,000)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)	(249,252)
Debt issue costs, of which $536,320 is to be satisfied in Company Common Stock and $32,000 incurred to related parties	(586,320)	-	-	(586,320)
	(736,427)	(126,055,385)	146,415	(126,645,397)

Net loss	$(5,360,576)	$(130,076,689)	$(4,786,703)	$(140,223,968)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.008)	$(0.204)	$(0.008)	$(0.220)

Weighted-average number of shares of common stock outstanding	650,970,699	636,073,137	623,733,021	636,200,065

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—	$—	25,543,240	$255
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—	—	624,000,000	6,240
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—	—	—
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495
Common stock to be issued for cash received by Company	—	—	—	—	985,000	10	—	—
Net loss for the year	—	—	—	—	—	—	—	—
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495
Common stock to be issued for cash received by Company	—	—	—	—	500,000	5	—	—
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	—	—	—	—
Common stock issued in settlement of predecesor entity stockholder litigation	—	—	—	—	-	-	200,000	2
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685	10	—	—
Net loss for the year	—	—	—	—	—	—	—	—
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—	—	—	—
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—	—	—	—
Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	3	250,000	2
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	10	—	—
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	47	3,000,000	30
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	10	—	—
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000	27	—	—
Common stock issued for consulting and marketing services	—	—	—	—	—	—	2,250,000	23
Net loss for twelve months ended December 31, 2008	—	—	—	—	—	—	—	—
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552

See accompanying notes to the consolidated financial statements.

	Additional	Accumulated
	Paid-in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	984,990	—	985,000
Net loss for the year	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	—	—	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	11,998	—	12,000
Common stock to be issued for directors' compensation	60,031	—	60,041
Net loss for the year	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000
Common Stock issued and to be issued for cash received by Company	104,996	—	105,001
Common stock to be issued for directors' compensation	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	536,243	—	536,320
Common stock to be issued for purchase of common stock	49,990	—	50,000
Common stock to be issued for consulting and marketing services	245,969	—	245,996
Common stock issued for consulting and marketing services	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	$125,927,389	$(140,223,968)	$(13,909,905)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007		For the Period From Inception (November 15, 2005) to December 31, 2006	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2008
Net loss	$(5,360,576)		$(130,076,689)	$(4,786,703)	$(140,223,968)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-		-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-		125,000,000	-	125,000,000
Debt issue costs to be satisfied in Company Common Stock	536,320		-	-	536,320
Debt issue costs paid in cash	50,000		-	-	50,000
Common stock issued for marketing services	122,500		-	-	122,500
Common stock to be issued for consulting services	246,007		-	-	246,007
Stock-based directors' compensation to be issued	77,500		60,041	-	137,541
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	1,822,620		1,365,872	1,482,690	4,671,182
Estimated liability for legal judgement obtained by predecessor entity shareholder	150,107		1,053,385	-	1,203,492
Net cash (used in) operating activities	(2,355,522)		(2,597,391)	(2,039,796)	(6,992,709)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-		-	39,576	39,576
Advances to related party	(320,000)		(369,575)	-	(689,575)
Net cash (used in) investing activities	(320,000)		(369,575)	39,576	(649,999)

Cash flows from financing activities:
Proceeds of issuance of note payable	983,000		-	25,000	1,008,000
Proceeds of loans received from related parties	670,000		1,175,000	-	1,845,000
Repayment towards loan from related party	(88,000)		(86,425)	-	(174,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	904,496		1,087,433	940,220	2,932,149
Net increase in investments/capital contributed	205,002		791,998	985,000	1,982,000
Advances from senior advisor	-		-	50,000	50,000
Net cash provided by financing activities	2,674,498		2,968,006	2,000,220	7,642,724

Net change in cash	(1,024)		1,040	-	16
Cash balance at beginning of period	1,040		-	-	1,040
Cash balance at end of period	$16		1,040	$-	$1,056

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$		$-	$-
Interest expense	$-	$		$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$		$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$		$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$		$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$		$220,000	$220,000

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS / ORGANIZATION

Business Description

Arrow Resources Development, Inc. and Subsidiaries (“the Company”), was subject to a change of control transaction that was accounted for as a recapitalization of CNE Group, Inc. (“CNE”) in November 2005. Arrow Resources Development, Ltd., (“Arrow Ltd.”) the Company’s wholly-owned subsidiary, was incorporated in Bermuda in May 2005. Arrow Ltd. provides marketing and distribution services for natural resource products. .

In April of 2006, Arrow Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber and natural resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related plantation products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and plantation related products. The consideration to be paid to APR will be in the form of a to-be-determined amount of the Company's common stock, subject to the approval of the Board of Directors.

As of December 31, 2005, the Company also had a wholly-owned subsidiary, Career Engine, Inc. (“Career Engine”) for which operations were discontinued prior to the recapitalization transaction. The net assets of Career Engine had no value as of December 31, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going-Concern Status:

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

 As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $5,360,576 for the year ended December 31, 2008, and a net loss during the development stage from inception in November 15, 2005 through December 31, 2008 of $140,223,968. The Company’s operations are in the development stage, and the Company has substantially not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Development Stage Company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”.  A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue therefrom.  Development-stage companies report cumulative costs from the enterprise’s inception.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2006 and for the years ended December 31, 2008 and 2007. As of December 31, 2008, there are no dilutive equity instruments outstanding. However, the Company has 355,000 shares of Series A Convertible Preferred Stock and 25,000 shares of Series C Convertible Preferred Stock that are issuable as of December 31, 2008.

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

Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to December 31, 2008, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the year ended December 31, 2008.

In June 2008, the FASB issued EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. EITF No.07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The adoption of EITF No. 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s results of operations, financial condition or cash flows.

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

On December 12, 2007, Emerging Issues Task Force (“EITF”) No. 07-01, "Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property," ("EITF No. 07-01"), was issued. EITF No. 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF No. 07-01 is effective for the Company's collaborations existing after January 1, 2009. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within scope of FSP No. 157-2. The Company does not believe that the adoption of SFAS No. 157 will have a material impact on its condensed consolidated financial statements.

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

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$63,043
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	63,043
Less valuation allowance	(63,043)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
Net Operating Loss Carryover	$185,421

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:
Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$140,038,547
Delaware franchise taxes deductible on Company's tax return	185,421
Net loss for the period from inception (November 15, 2005) to December 31, 2008	$140,223,968

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2008 and 2007, the Company had notes payable outstanding as follows:

Holder	Terms	December 31,	December 31,
		2008	2007

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		20,000	20,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	150,000	-
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	-
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	-
John E. McConnaughy III (5)	Due on demand, non-interest bearing	12,000	-
Frank Ciolli (6)	Due on demand, non-interest bearing	550,000	-
Barry Weintraub (7)	Due on demand, non-interest bearing	-	-
John Frugone (8)	Due on demand, non-interest bearing	100,000	-
Money Info LLC (9)	Due on demand, non-interest bearing	5,000	-
Scott Neff (10)	Due on demand, non-interest bearing	50,000	-

Total		$1,228,000	$245,000

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the year ended December 31, 2008, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received  another $50,000 interest bearing advance from John Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of December 31, 2008 (See Note 5). This leaves a balance of $150,000 unpaid principal as of December 31, 2008.

(3)
On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of December 31, 2008. On December 23, 2008, the Company received another $15,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note.

(5)
On April 25, 2008, the Company received $12,000 non-interest bearing advance from John E. McConnaughy III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of the Company’s unregistered restricted common stock. The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy III as of December 31, 2008.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONTINUED)

(6)
On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promised to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Frank Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Frank Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Frank Ciolli.  The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Frank Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company agrees to issue 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli, Which will result in Company debt issue costs of $80,000 in the first quarter of 2009.

(7)
On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which was due on demand and was repaid by the Company on April 30, 2008. In repayment, the Company was to repay the full amount of the note plus 2,000,000 shares of the Company’s unregistered restricted common stock. The Company recorded $120,000 in debt issue costs related to the 2,000,000 shares of common stock that are issuable to Barry Weintraub as of September 30, 2008.

(8)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(9)
On October 30, 2008, the Company received a $2,500 non-interest bearing advance from Money Info, LLC. The Company was to repay the full amount of the note second $25,000in cash within 60 calendar days from the date the note is executed.  On December 23, 2008, the Company received another $2,500 non-interest bearing advance from Money Info, LLC. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed.

(10)
On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock.  The Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - IMPAIRMENT OF MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC (CONTINUED)

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

As of December 31, 2008 and December 31, 2007, the Company had short-term borrowings of $3,933,679 and $3,029,183, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

[1] Management Agreement with Empire Advisory, LLC (continued)

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the years ended December 31, 2008 and 2007 incurred to Empire totaled $2,223,711 and $1,858,386, respectively. Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,591,016 and $698,834, respectively.

During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At December 31, 2008 the Company is obligated to issue 500,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $100,000 due to him for the cash based portion of his 2008 and 2007 director’s compensation (See Note 7[4]).

During the years ended December 31, 2008 and 2007, the Company made cash payments of $1,187,707 and $1,028,889, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2008 and December 31, 2007 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,500,000 and $1,500,000, respectively. In addition, as of December 31, 2008 and 2007 the Company owed them a total of $4,819,491 and $3,592,491, respectively. These agreements are discussed in detail in Note 11.

During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $69,375 to Rudolph Karundeng, consisting of cash compensation of $19,375 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At December 31, 2008 the Company is obligated to issue 500,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $100,000 due to him for the cash based portion of his 2008 and 2007 director’s compensation (See Note 7[4]).

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. This note was repaid in October 2006.  Also, in October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand.  Of this amount, $25,000 was repaid in March 2007 and $88,000 in April and May 2008, leaving a balance due of $87,000 on this note.  In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007 the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr. In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In July 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

[3] Non-Interest Bearing Advance Received from Company Director (continued):

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. As of December 31, 2008 and December 31, 2007, the Company had $1,957,000 and $1,375,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $69,375 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2007, the Company also incurred Director’s compensation expense $65,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At December 31, 2008 the Company is obligated to issue 500,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $100,000 due to him for the cash based portion of his 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2008, none of the shares under this plan have been issued and the Company has accrued $400,137 of cash and recorded additional paid-in capital of $137,541 for stock compensation based on the fair value of 2,000,685 shares to be issued to the members of the Board.

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

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2007, none of the shares under this plan had been issued and the Company has accrued $200,137 of cash and recorded additional paid-in capital of $60,041 for stock compensation based on the fair value of 1,000,685 shares to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of December 31, 2008, none of these shares have been issued to Charles A. Moskowitz.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (“Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expired on June 30, 2008.  On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc.  The Company recorded a marketing expense of $70,000 in consulting fees and services related to the issuance of the 1,000,000 shares of common stock as of December 31, 2008.

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

On April 30, 2008, the Company entered into Independent Contractor Agreement with Ciolli Management Consulting, Inc. to provide advisory services in the land development, construction management, equipment acquisition and project management industries. As payment for the Consultant’s services, the Company will issue a one-time, non-refundable fee of 1,000,000 unrestricted shares of common stock.  As of December 31, 2008, the Company has expensed $60,000 for  the 1,000,000 shares of common stock that were issued to Ciolli Management Consulting, Inc. as of December 31, 2008.

On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promises to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Frank Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Frank Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi.  The Company recorded $200,000 in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Frank Ciolli and Donna Alferi, as Frank Ciolli’s designee, as of December 31, 2008.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER’S EQUITY (CONTINUED)

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company was to  repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of December 31, 2008 (See Note 5). This leaves a balance of $150,000 unpaid principal as of December 31, 2008.

On April 8, 2008, the Company received a $50,000 non-interest bearing advance from Barry Weintraub, which was due on demand. In repayment, the Company repaid the full amount of the note on April 30, 2008 and is obligated to issue 2,000,000 shares of the Company’s unregistered restricted common stock to Barry Weintraub.  The Company recorded $120,000 in debt issue costs related to the 2,000,000 shares of common stock that were issuable to Barry Weintraub as of December 31, 2008 (See Note 5).

On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of December 31, 2008 (See Note 5).

On April 24, 2008, the Company received another $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock.  The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of December 31, 2008 (See Note 5).

On April 25, 2008, the Company received a $12,000 non-interest bearing advance from John E. McConnaughy, III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of unregistered restricted common stock.  The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy, III as of December 31, 2008 (See Note 5).

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

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

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of December 31, 2008, the Company has not yet issued these shares to the Purchaser.  On the date of the purchase, the fair value of these shares was $140,000.  As of December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 in costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008.

On October 29, 2008, the Company entered into a Subscription Agreement with James Fuchs by which he purchased 250,000 shares of common stock in the amount of $0.10 per share for total of $25,000. On November 24, 2008, the Company issued 250,000 shares of restricted, unregistered common stock to James Fuchs.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER’S EQUITY (CONTINUED)

On October 31, 2008, the Company entered into a 60 day loan extension with Frank Ciolli related to the $550,000 in principal loan incurred by the Company on April 30, 2008.  The Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Frank Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as Frank Ciolli’s designee.  The Company recorded $200,000 in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Frank Ciolli and Donna Alferi as of December 31, 2008 (See Note 5).

On November 14, 2008, the Company entered into a Subscription Agreement with Peter Benolie Lane, Jacques Benolie Lane, and Christopher Benoliel Lane for the purchase of 250,000 shares of common stock in the amount of $0.10 per share for total of $25,000.

On December 11, 2008, the Company received $55,000 from Han Karundeng and Arrow Pacific Resources Group Limited for the purchase of 55,000 shares of common stock at $1.00 per share pursuant to the Stock Purchase Agreement that was executed on August 2, 2006.

NOTE 9 - GAIN ON WRITE OFF OF PREDECESSOR ENTITY LIABILITIES

During the fourth quarter of 2006, the Company wrote off accounts payable and accrued expenses in the amount of $395,667 associated with CNE, the predecessor entity in the reverse merger transaction, which will not be paid. This resulted in the recognition of a gain reflected in the Statement of Operations for the year ended December 31, 2007 in the same amount.

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

During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the year ended December 31, 2008, the Company made cash payment of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation was that the Company had only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company would then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2007, the Company had accrued $1,053,385 related to this matter.  No answer was served and, on August 15, 2006, a judgment by default was entered in 2006 action in combined amount of $1,053,385. No appeal was taken and no steps were taken to set aside that judgment. The judgment remains in full force and the interest continues to accrue on $1,053,385 at 6% per annum. As of December 31, 2008, the Company had accrued $1,203,492, including accrued interest of $150,107, related to this matter.

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non profit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2008, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of December 31, 2008, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2008, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of December 31, 2008, none of these shares have been issued to Charles A. Moskowitz.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (“Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expired on June 30, 2008.  On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc.  The Company recorded a marketing expense of $70,000 in consulting fees and services related to the issuance of the 1,000,000 shares of common stock as of December 31, 2008.

On March 15, 2008, the Company and Seapotter Corporation (“Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock.  On April 29, 2008, the Company issued 250,000 shares of unregistered restricted common stock to Charles Potter per the Consulting Agreement entered into by the Company on March 15, 2008.  The Company recorded consulting fees and services of $17,500 related to the 250,000 shares of common stock that were issued to Seapotter on April 20, 2008.

On April 30, 2008, the Company entered into Independent Contractor Agreement with Ciolli Management Consulting, Inc. to provide advisory services in the land development, construction management, equipment acquisition and project management industries. As payment for the Consultant’s services, the Company will issue a one-time, non-refundable fee of 1,000,000 unrestricted shares of common stock.  As of December 31, 2008, the Company has expensed $60,000 related to the 1,000,000 shares of common stock that are were issued to Ciolli Management Consulting, Inc. on November 26, 2008.

On September 15, 2008, the Company entered into a Consulting Agreement with Infrastructure Financial Services, Inc. to assist and advise the Company in obtaining equity financing up to $5,000,000.  As payment for the Consultant’s services, the Company will pay a cash transaction fee of 7% upon closing of any equity financing the Consultants assist in obtaining.

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53%. As of December 31, 2008, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of March 31, 2009, the Company has received no additional funds.

 (b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of December 31, 2008, the Company raised $355,000 from investors under this financing agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2008, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

 [6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2008, the Company has accrued an additional $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ended December 31, 2008. At December 31, 2007 the Company has accrued $57,652 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2007. At December 31, 2006, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2006 and 2005 in the amount of $57,650 and $69,699, respectively.  Accordingly, as of December 31, 2008 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,421. The Company hopes to file the delinquent tax returns in the second quarter of 2009 and pay the amount owned in full during the third quarter of 2009.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending December 31,	Amounts
2009	$4,256,576
2010	2,596,642
$6,853,218

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 - SUBSEQUENT EVENTS

On January 7, 2009, Rainmaker International Inc. deposited $9,792 into the Company on behalf of Empire Advisory, LLC as advances to the Company from Empire Advisory, LLC. These funds are advance that Empire provides to the Company from time to time and are to be paid back at a later date to be determined.

On January 15, 2009, the Company entered into the thirty-one day extension December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company agrees to issue 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli. The Company is currently negotiating an additional extension for the Convertible Loan Agreement and Convertible Note.

On January 15, 2009, the Company received a $5,000 non-interest bearing advance from Money Info, LLC. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed.

On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.

On January 15, 2009, the Company received $85,000 from Han Karundeng and Arrow Pacific Resources Group Limited for the purchase of 85,000 shares of common stock at $1.00 per share pursuant to the Stock Purchase Agreement that was executed on August 2, 2006.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

On January 20, 2009, the Company received $165,000 from Han Karundeng and Arrow Pacific Resources Group Limited for the purchase of 165,000 shares of common stock at $1.00 per share pursuant to the Stock Purchase Agreement that was executed on August 2, 2006.

On January 21, 2009, the Company repaid both of the October 30, 2008 $2,500 and the December 23, 2008 $2,500 non-interest bearing advances that were received from Money Info, LLC.

On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.

On March 5, 2009, the Company received a $50,000 interest bearing advance from John Marozzi. The Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock which will result in Company debt issue costs of $70,000 in the first quarter of 2009.

On March 12, 2009, the Company entered into an agreement with a third party company to reinstate a Letter Agreement dated March 13, 2006 (the “Original Agreement”) and extend time to close on a contemplated spin-off.  Pursuant to the Original Agreement, the Company will incorporate a new 100% owned Bermudan subsidiary that will be spun out to the Company’s shareholders.  The third party company will put assets into the new subsidiary and assume 90% of the new subsidiary.  The third party company paid the Company $250,000 for anticipated closing and transactional costs in March 2006 pursuant to the Original Agreement.  It costs $50,000 to the Company to reinstate the Letter Agreement and to disclose reinstatement in its public filings by amendment. Therefore, the third party company paid the Company an additional $25,000 upon acceptance of the agreement and $25,000 on March 30, 2009.

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer