Form 10-Q
period 2009-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2009-05-20
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

    FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No  ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 2009.

Class	Outstanding at May 19, 2009
Common stock - par value $0.00001	656,381,335

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	1

	Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008 (Unaudited), and for the periods from inception (November 15, 2005) to December 31, 2008 and from inception (November 15, 2005) to March 31, 2009	2

Consolidated Statement of Changes in Stockholders' (Deficit) Equity for the three months ended March 31, 2009 (Unaudited) and for the period from inception (November 14, 2005) to December 31, 2005 and the years ended December 31, 2006, 2007 and 2008 (Audited).
		3-4

	Consolidated Statement of Cash Flows for the three months ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited) and for the periods from inception (November 15, 2005) to December 31, 2008 and from inception (November 15, 2005) to March 31, 2009	5

	Notes to the Consolidated Financial Statements (Unaudited)	6-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits	32

Signatures		33

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
ASSETS
Current:
Cash	$45	$16

Total current assets	45	16

Total assets	$45	$16

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $5,416,628 and $5,019,628 due to Company shareholders and directors, respectively	$6,061,679	$5,587,742
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,219,293	1,203,492
Due to related parties	6,161,933	5,890,687
Notes payable, including accrued interest of $20,000 and $20,000 at March 31, 2009 and December 31, 2008, respectively	1,308,000	1,228,000

Total liabilities	14,750,905	13,909,921

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding at March 31, 2009 and December 31, 2008	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, 355,000 and 355,000 shares to be issued at March 31, 2009 and December 31, 2008 December 31, 2007	355,000	355,000
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, 25,000 and 25,000 shares to be issued at March 31, 2009 and December 31, 2008	25,000	25,000
Common stock, $0.00001 par value, 1 billion shares authorized, 656,381,335 and 655,243,240 issued and outstanding at March31, 2009 and December 31, 2008, respectively	6,564	6,552
Common stock to be issued, $0.00001 par value, 15,944,685 and 12,194,685 shares to be issued at March 31, 2009 and December 31, 2008, respectively	160	122
Additional paid-in capital	126,337,864	125,927,389
Accumulated deficit	(141,475,448)	(140,223,968)

Total stockholders’ (deficit)	(14,706,460)	(13,909,905)

Total liabilities and stockholders’ (deficit)	$45	$16

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Operations (During the Development Stage)

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2008	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2009

Revenue	$		$-	$52,000	$52,000
Operating expenses:
Consulting fees and services, including $989,519, $888,613, $11,279,181 and $12,268,700 incurred to related parties, respectively		1,011,227	1,001,059	12,184,862	13,196,089
General and administrative		19,423	42,503	722,610	742,033
Directors' compensation		55,000	60,000	537,678	592,678
Delaware franchise taxes		105	105	185,421	185,526

Total operating expenses		1,085,755	1,103,667	13,630,571	14,716,326

Loss from operations during the
development stage		(1,085,755)	(1,103,667)	(13,578,571)	(14,664,326)

Other income (expense):

Income from Spin-off		50,000	-	-	50,000
Gain on write off of liabilities associated with predecessor entity not to be paid		-	-	395,667	395,667
Financing cost for common stock issued for reset of subscription agreement		(49,924)	-	-	(49,924)
Loss on legal judgement obtained by predecessor entity shareholder		(15,801)	-	(1,203,492)	(1,219,293)
Loss on write off of marketing agreement		-	-	(125,000,000)	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation		-	-	(2,000)	(2,000)
Expenses incurred as part of recapitalization transaction		-	-	(249,252)	(249,252)
Debt issue costs, of which $150,000, $40,000, $536,320 and $686,320 is to be satisfied in Company Common Stock and none, none, $32,000 and $32,000 incurred to related parties		(150,000)	(40,000)	(586,320)	(736,320)
		(165,725)	(40,000)	(126,645,397)	(126,811,122)

Net loss		$(1,251,480)	$(1,143,667)	$(140,223,968)	$(141,475,448)

Basic and diluted net loss per weighted-average shares common stock outstanding		$(0.002)	$(0.002)	$(0.220)	$(0.222)

Weighted-average number of shares of common stock outstanding		656,081,653	649,743,240	636,200,065	636,364,652

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount
Balance, November 14, 2005 pursuant to recapitalization transaction	--	$--	--	$--	--	$--	25,543,240	$255
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	--	--	--	--	--	--	624,000,000	6,240
Net loss for the period from November 15, 2005 to December 31, 2005	--	--	--	--	--	--	--	--
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495
Common stock to be issued for cash received by Company	--	--	--	--	985,000	10	--	--
Net loss for the year	--	--	--	--	--	--	--	--
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495
Common stock to be issued for cash received by Company	--	--	--	--	500,000	5	--	--
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	--	--	--	--
Common stock issued in settlement of predecesor entity stockholder litigation	--	--	--	--	-	-	200,000	2
Common stock to be issued for directors' compensation	--	--	--	--	1,000,685	10	--	--
Net loss for the year	--	--	--	--	--	--	--	--
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	--	--	--	--	--	--
Series C Convertible Preferred Stock to be issued for cash received by Company	--	--	25,000	25,000	--	--	--	--
Common Stock issued and to be issued for cash received by Company	--	--	--	--	305,000	3	250,000	3
Common stock to be issued for directors' compensation	--	--	--	--	1,000,000	10	--	--
Debt issue costs to be satisfied in Company Common Stock	--	--	--	--	4,704,000	47	3,000,000	30
Common stock to be issued for purchase of common stock	--	--	--	--	1,000,000	10	--	--
Common stock to be issued for consulting and marketing services	--	--	--	--	2,700,000	27	--	--
Common stock issued for consulting and marketing services	--	--	--	--	--	--	2,250,000	23
Net loss for twelve months ended December 31, 2008	--	--	--	--	--	--	--	--
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552
Common Stock to be issued for cash received by Company	--	--	--	--	2,500,000	25	-	-
Common stock to be issued for directors' compensation	--	--	--	--	250,000	3	--	--
Debt issue costs to be satisfied in Company Common Stock	--	--	--	--	1,000,000	10	--	--
Debt issue costs satisfied in Company Common Stock	--	--	--	--	-	-	1,000,000	10
Common stock issued for reset of previous subscription agreement	--	--	--	--	--	--	138,095	2
Net loss for three months ended March 31, 2009	--	--	--	--	--	--	--	--
Balance, March 31, 2009	355,000	$355,000	25,000	$25,000	15,944,685	$160	656,381,335	$6,564

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Additional	Accumulated
	Paid-in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	$(2,674,761)	$--	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	125,907,967	--	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	--	(1,272,258)	(1,272,258)
Balance, December 31, 2005	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	984,990	--	985,000
Net loss for the year	--	(3,514,445)	(3,514,445)
Balance, December 31, 2006	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	499,995	--	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	--	--	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	11,998	--	12,000
Common stock to be issued for directors' compensation	60,031	--	60,041
Net loss for the year	--	(130,076,689)	(130,076,689)
Balance, December 31, 2007	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	--	--	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	--	--	25,000
Common Stock issued and to be issued for cash received by Company	104,996	--	105,002
Common stock to be issued for directors' compensation	77,490	--	77,500
Debt issue costs to be satisfied in Company Common Stock	536,243	--	536,320
Common stock to be issued for purchase of common stock	49,990	--	50,000
Common stock to be issued for consulting and marketing services	245,969	--	245,996
Common stock issued for consulting and marketing services	122,481	--	122,504
Net loss for twelve months ended December 31, 2008	--	(5,360,576)	(5,360,576)
Balance, December 31, 2008	$125,927,389	$(140,223,968)	$(13,909,905)
Common Stock to be issued for cash received by Company	249,975	--	250,000
Common stock to be issued for directors' compensation	4,997	--	5,000
Debt issue costs to be satisfied in Company Common Stock	69,990	--	70,000
Debt issue costs satisfied in Company Common Stock	79,990	--	80,000
Common stock issued for reset of previous subscription agreement	5,523	--	5,525
Net loss for three months ended March 31, 2009	--	(1,251,480)	(1,251,480)
Balance, March 31, 2009	$126,337,864	$(141,475,448)	$(14,750,860)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Cash Flows (During the Development Stage)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2008	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2009
Net loss	$(1,251,480)	$(1,143,667)	$(140,223,968)	$(141,475,448)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Common stock issued for reset of previous subscription agreement	49,924	-	-	49,924
Debt issue costs to be satisfied in Company Common Stock	70,000	40,000	536,320	606,320
Debt issue costs satisfied in Company Common Stock	80,000	-	-	80,000
Debt issue costs paid in cash	-	-	50,000	50,000
Common stock issued for marketing services	-	-	122,500	122,500
Common stock to be issued for consulting services	-	85,896	246,007	246,007
Increase in prepaid expenses	-		-	-
Stock-based directors' compensation to be issued	5,000	10,000	137,541	142,541
Changes in operating asset and liabilities:				-
Increase in accounts and accrued expenses payable	445,039	378,898	4,671,182	5,116,220
Estimated liability for legal judgement obtained by predecessor entity shareholder	15,801	-	1,203,492	1,219,293
Net cash (used in) operating activities	(585,717)	(628,873)	(6,992,709)	(7,578,425)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(15,500)	-	(689,575)	(705,075)
Net cash (used in) investing activities	(15,500)	-	(649,999)	(665,499)

Cash flows from financing activities:
Proceeds of issuance of note payable	80,000	150,000	1,008,000	1,088,000
Proceeds of loans received from related parties	5,000	110,000	1,845,000	1,850,000
Repayment towards loan from related party	(5,000)	-	(174,425)	(179,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	271,246	293,873	2,932,149	3,203,395
Net increase in investments/capital contributed	250,000	75,000	1,982,000	2,232,000
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	601,246	628,873	7,642,724	8,243,970

Net change in cash	29	-	16	44
Cash balance at beginning of period	16	1,040	1,040	1,056
Cash balance at end of period	$45	1,040	$1,056	$1,100

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2009 and the results of its operations, changes in stockholders' (deficit) equity, and cash flows for the three months periods ended March 31, 2009 and 2008, respectively and for the period from the commencement of the development stage (November 15, 2005) to March 31, 2009, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2008.  Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10KSB for the year ended December 31, 2008 filed on April 15, 2009.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,251,480 for the three months ended March 31, 2009, and a net loss during the development stage from inception in November 15, 2005 through March 31, 2009 of $141,475,448. The Company’s operations are in the development stage, and the Company has not substantially generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of  senior notes payable.

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

Development Stage Company:

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”.  A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2008 and for the period ended March 31, 2009. As of March 31, 2009, there are no dilutive equity instruments outstanding. However, the Company has 355,000 and 355,000 shares of Series A Convertible Preferred Stock and 25,000 and 0 shares of Series C Convertible Preferred Stock that are issuable as of March 31, 2009 and 2008, respectively.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Consideration of Other Comprehensive Income Items:

SFAS 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to March 31, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Recent Accounting Pronouncements:

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the three months ended March 31, 2009.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and did not expect to have a significant impact on the Company’s results of operations, financial condition or cash flows.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes, except for Delaware franchise taxes, none of the Company's post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for  the years ended December 31, 2005 or 2006.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES (Continued)

The significant components of the Company's deferred tax assets are as follows:

Net operating loss carryforward	$63,079
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	63,079
Less valuation allowance	(63,079)

Net deferred tax assets	$—

The net operating losses expire as follows:

December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	105
Net Operating Loss Carryover	$185,526

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:
Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$141,289,922
Delaware franchise taxes deductible on Company's tax return	185,526
Net loss for the period from inception (November 15, 2005) to March 31, 2009	$141,475,448

NOTE 5 - NOTES PAYABLE

As of March 31, 2009 and December 31, 2008, the Company had notes payable outstanding as follows:

Holder	Terms	March 31,	December 31,
		2009	2008

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		20,000	20,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	200,000	150,000
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
John E. McConnaughy III (5)	Due on demand, non-interest bearing	12,000	12,000
Frank Ciolli (6)	Due on demand, non-interest bearing	550,000	550,000
Barry Weintraub (7)	Due on demand, non-interest bearing	-	-
John Frugone (8)	Due on demand, non-interest bearing	130,000	100,000
Money Info LLC (9)	Due on demand, non-interest bearing	5,000	5,000
Scott Neff (10)	Due on demand, non-interest bearing	50,000	50,000

Total		$1,308,000	$1,228,000

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. During the year ended March 31, 2009, no interest expense was recorded on the note as the number of shares to be issued was determined in the settlement agreement, executed prior to the recapitalization.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 - NOTES PAYABLE (Continued)

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received  another $50,000 interest bearing advance from John Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5).  On March 5, 2009, the Company received  another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This leaves a balance of $200,000 unpaid principal as of March 31, 2009.  This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

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

(6)
On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promised to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Frank Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Frank Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Frank Ciolli.  As of December 31, 2008, the Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Frank Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli, which resulted in Company debt issue costs of $80,000 as of March 31, 2009.  The Company is currently negotiating an additional extension for the Convertible Loan Agreement and Convertible Note.  This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

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

(8)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.  This leaves a balance of $130,000 unpaid principal as of March 31, 2009.   John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(9)
On October 30, 2008, the Company received a $2,500 non-interest bearing advance from Money Info, LLC.  On December 23, 2008, the Company received another $2,500 non-interest bearing advance from Money Info, LLC.  On January 21, 2009, the Company repaid the full amount of both notes in cash.  On January 15, 2009, the Company received a $5,000 non-interest bearing advance from Money Info, LLC.  In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(10)
On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock.  During the year ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008.  This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

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

As of March 31, 2009 and December 31, 2008, the Company had short-term borrowings of $4,204,933 and $3,933,679, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2009 and 2008 incurred to Empire totaled $614,519 and $513,613, respectively.  Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2008 incurred to Empire totaled $2,223,711. Consulting fees and services charged to the Statement of Operations for the years ended December 31, 2007, December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $1,858,386, $1,591,016 and $698,834, respectively.

During the three months ended March 31, 2009, the Company incurred Director’s compensation expense of $13,750 to Mr. Frugone, consisting of cash compensation of $12,500 and stock based compensation of $1,250 based upon the Company’s share trading price on March 31, 2009. During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2009, the Company is obligated to issue 562,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $112,500 due to him for the cash based portion of his 2007, 2008 and 2009 director’s compensation (See Note 7[4]).

During the three months ended March 31, 2009, the Company made cash payments of $340,653 to Empire under the agreement. During the three months ended March 31, 2008 the Company made cash payments of $94,500 to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2009 and 2008 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $375,000 and $375,000, respectively. In addition, as of March 31, 2009 and December 31, 2008, the Company owed them a total of $5,303,991 and $4,819,491, respectively, under these agreements. These agreements are discussed in detail in Note 11.

During the three months ended March 31, 2009, the Company incurred Director’s compensation expense of $13,750 to Rudolph Karundeng, consisting of cash compensation of $12,500 and stock based compensation of $1,250 based upon the Company’s share trading price on March 31, 2009.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $69,375 to Rudolph Karundeng, consisting of cash compensation of $19,375 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2009, the Company is obligated to issue 562,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $112,500 due to him for the cash based portion of his 2007, 2008 and 2009 director’s compensation (See Note 7[4]).

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS CONTINUED

 [3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007, the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr.  In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In July 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.  In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.  On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  As of March 31, 2009 and December 31, 2008, the Company had $1,957,000 and $1,957,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

During the three months ended March 31, 2009, the Company incurred Director’s compensation expense of $13,750 to Mr. McConnaughy, consisting of cash compensation of $12,500 and stock based compensation of $1,250 based upon the Company’s share trading price on March 31, 2009.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $$69,375 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of grant. At March 31, 2009, the Company is obligated to issue 562,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $112,500 due to him for the cash based portion of his 2007, 2008 and 2009 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2009 and December 31, 2008, none of the shares under this plan have been issued and the Company has an accrued liability of $450,137 and $400,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $142,538 and $137,541, respectively, for stock-based compensation based on the fair value of 2,250,685 and 2,000,685 shares to be issued to the members of the Board, respectively.

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

NOTE 8 - STOCKHOLDERS' EQUITY CONTINUED

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2009, the Company has received $355,000 from investors towards the fulfillment of the financing agreement.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2009 and December 31, 2008, none of the shares under this plan have been issued and the Company has accrued $450,137 and $$400,137 of cash-based compensation and recorded additional paid-in capital of $142,538 and $137,541 for stock-based compensation based on the fair value of 2,250,685 shares and 2,000,685 to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz.  As of March 31, 2009, none of these shares have been issued to Charles A. Moskowitz.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY CONTINUED

On January 15, 2009, the Company entered into the thirty-one day extension December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli, which resulted in Company debt issue costs of $80,000 as of March 31, 2009.  The Company is currently negotiating an additional extension for the Convertible Loan Agreement and Convertible Note. This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable  John Marozzi as of March 31, 2008 (See Note 5).  On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable John Marozzi as of December 31, 2008 (See Note 5).  On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $70,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2009 (See Note 5).  This leaves a balance of $200,000 unpaid principal as of March 31, 2009. This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

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

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of March 31, 2009, the Company has not yet issued these shares to the Purchaser.  On the date of the purchase, the fair value of these shares was $140,000.  As of December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY CONTINUED

On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 in costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008.  This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

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

On January 15, 2009, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.  On January 15, 2009, the Company received $85,000 from Hans Karundeng and Arrow Pacific Resources Group Limited for the purchase of 850,000 shares of common stock at $.10 per share pursuant to the APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.  On January 20, 2009, the Company received $165,000 from Hans Karundeng and Arrow Pacific Resources Group Limited for the purchase of 1,650,000 shares of common stock at $.10 per share pursuant to the APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.   (See Note 10 [5] - Stock Purchase Agreement.)

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of March 31, 2009 138,095 shares had been issued.
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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS CONTINUED

[1] Engagement and Consulting Agreements entered into with individuals affiliated with APR Continued

During the three months ended March 31, 2009, the Company made cash payments to Hans Karundeng of $15,500 under his agreement. During the three months ended March 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the three months ended March 31, 2009, the Company made cash payment of $340,653 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payment of $1,319,216 to Empire under the agreement.  During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2009, the Company had accrued $1,219,293, including accrued interest of $165,908, related to this matter.

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of March 31, 2009, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS CONTINUED

[4] Consulting/Marketing and Agency Agreements Continued

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

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus' gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2009, the Company has not recovered any revenue from this agreement.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008.  As of March 31, 2009, none of these shares have been issued to Charles A. Moskowitz.

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

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 349,370,000 shares or 53%. As of March 31, 2009, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.

On January 15, 2009, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.  On January 15, 2009, the Company received $85,000 from Hans Karundeng and Arrow Pacific Resources Group Limited for the purchase of 850,000 shares of common stock at $.10 per share pursuant to the APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.  On January 20, 2009, the Company received $165,000 from Hans Karundeng and Arrow Pacific Resources Group Limited for the purchase of 1,650,000 shares of common stock at $.10 per share pursuant to the APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS CONTINUED

[5] Stock Purchase Agreement Continued

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed. As of March 31, 2009, the Company has raised $355,000 from investors under this financing agreement.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At March 31, 2009, the Company has accrued an additional $105 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2009. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2008, 2007, 2006 and 2005 in the amount of $58,072, $57,650, $57,650 and $69,699, respectively. Accordingly, as of March 31, 2009, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,526. The Company hopes to file the delinquent tax returns in the third quarter of 2009 and pay the amount owned in full during the fourth quarter of 2009.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending March 31,	Amounts
2009	$4,378,646
2010	1,314,715
$5,693,361

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 – SPIN OFF AGREEMENT

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi.  The Company is to repay the full amount of the April 17, 2009 $12,500 note in cash within 60 calendar days from the date the note was executed.

On May 8, 2009, the Company received a $20,000 non-interest bearing advance from John Marozzi.  The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of March 31, 2009 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2009, the Company has recovered $52,000 of revenue under this agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition for the three months ended March 31, 2009.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three months ended March 31, 2009, we incurred consulting fees of $1,011,227 of which, $989,519 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.  For the three months ended March 31, 2008, we incurred consulting fees of $1,001,059 of which, $888,613 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the three months ended March 31, 2009 and March 31, 2008 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of good sold for the three months ended March 31, 2009 and March 31, 2008 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,011,227 for the three months ended March 31, 2009 as compared to $1,001,059 for the three months ended March 31, 2008, $12,184,862 for the period from inception (November 15, 2005) to December 31, 2008, and $13,196,089 for the accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2009. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses decreased to $19,423 for the three months ended March 31, 2009 as compared to $42,503 for the three months ended March 31, 2008, and increased to $722,610 for the period from inception (November 15, 2005) to December 31, 2008, and $742,033 for the accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2009. This was primarily due to a change in advertising and accounting expense.

Directors’ compensation decreased to $55,000 for the three months ended March 31, 2009, and increased to $60,000 for the three months ended March 31, 2008, $537,678 for the for the period from inception (November 15, 2005) to December 31, 2008 and $592,678 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2009. The change was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007.  The change is also due to fluctuating share prices.

Delaware franchise taxes amount was $105 for the three months ended March 31, 2009 and March 31, 2008, $185,421 for the period from inception (November 15, 2005) to December 31, 2008 and $185,526 for the period from inception (November 15, 2005) to March 31, 2009. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At March 31, 2009, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2008, 2007, 2006 and 2005 in the amount of $58,072, $57,650, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in the second quarter of 2009 and pay the amount owned in full during the fourth quarter of 2009.

Total operating expenses during the development stage decreased to $1,085,755 for the three months ended March 31, 2009 as compared to, $1,103,667 for the three months ended March 31, 2008, and increased to $13,630,571 for the period from inception (November 15, 2005) to December 31, 2008, and $14,716,326 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2009.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 debt issue costs related to the 1,000,000 shares of common stock that are now issuable to John Marozzi as of March 31, 2008.  On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received  another $50,000 interest bearing advance from John Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5).  On March 5, 2009, the Company received  another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This leaves a balance of $200,000 unpaid principal as of March 31, 2009.    This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli, which resulted in Company debt issue costs of $80,000 as of March 31, 2009.  The Company is currently negotiating an additional extension for the Convertible Loan Agreement and Convertible Note. This note is currently in default. The Company is currently in the process of negotiating an extension on this note.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2009, the Company had accrued $1,219,293, including accrued interest of $165,908, related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of March 31, 2009 and December 31, 2008 the Company had $45 and $16 of cash, respectively. We had losses of $1,251,480 for the three months ended March 31, 2009, and do not currently generate any revenue. We had losses of $1,143,667 for the three months ended March 31, 2008. In order for us to survive during the next twelve months we will need to secure approximately $350,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $585,717 of cash in our operating activities during the three months ended March 31, 2009. We had a net loss of $1,251,480. We had an increase in stock-based directors’ compensation to be issued of $5,000, common stock issued for reset of previous subscription agreement of $49,924, accounts payable and accrued expenses payable of $445,039 mostly related to compensation and management fees, and debt issue costs related to a note payable of $150,000. In addition, we had a working capital deficiency of $14,706,460 at March 31, 2009. We did not have any material commitments for capital expenditures as of March 31, 2009.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On January 15, 2009, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.  On January 15, 2009, the Company received $85,000 from Hans Karundeng and Arrow Pacific Resources Group Limited for the purchase of 850,000 shares of common stock at $.10 per share pursuant to the APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.  On January 20, 2009, the Company received $165,000 from Hans Karundeng and Arrow Pacific Resources Group Limited for the purchase of 1,650,000 shares of common stock at $.10 per share pursuant to the APR to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $.10 per share.

On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi.  The Company is to repay the full amount of the April 17, 2009 $12,500 note in cash within 60 calendar days from the date the note was executed.

On May 8, 2009, the Company received a $20,000 non-interest bearing advance from John Marozzi.  The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2009, the Company had accrued $1,219,293, including accrued interest of $165,908, related to this matter.

Item 1A.	Risk Factors

Item 1A. “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2008 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2008 Form 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2009, the Company has received $355,000 from investors towards the fulfillment of this financing agreement. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of March 31, 2009, the Company has received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2009, none of the shares under this plan have been issued and the Company has accrued $450,137 of cash and recorded additional paid-in capital of $142,538 for stock compensation based on the fair value of 2,250,685 shares to be issued to the members of the Board.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 20, 2009	By:	/S/ PETER J. FRUGONE
Peter J. Frugone President and Chief Executive Officer

Dated: May 20, 2009	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer