Form 10-K
period 2009-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2010-04-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

For the transition period from  ________________    to  ____________

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

(Title of Class)

(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒       No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Issuer’s revenues for 2009, its most recent fiscal year, were $0 from continuing operations.

The number of freely tradable shares not held by affiliates is 98,818,007.

As of April 13, 2010, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $1,976,360.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2010 are as follows:

Class	Outstanding at April 13, 2010

Common stock - par value $0.00001	678,452,244

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

 “APR” - Arrow Pacific Resources Group Limited, a British Virgin Islands company, is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%.

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

Arrow Resources Development Inc. (herein “ARD,” “Arrow Inc.” or “the Company”) was established in 2005, to serve as the corporate finance and management infrastructure developer for large scale plantation/farming operations and ethanol plants in Indonesia. These projects are first and foremost environmental restorations and social engineering projects, being done in cooperation with the central and local governments of Indonesia, in partnership with Gerakan Masyarakat Pelestari Lingkungan Hidup (GMPLH), the largest nonprofit organization in Indonesia, as well a group of Indonesian joint venture partners that includes Arrow Pacific Resources Group Limited; a British Virgin Islands registered company, PT Wika Realty Inc. an Indonesian publicly traded construction and land development company and PT Mitrasarana Infrakomindo, a public pension manager and natural resource development company. The government of Indonesia has declared that 55,000,000 hectares (approximately 6% of the country) to be “critical land”. Critical land is classified as land that has been illegally harvested over last 50 years by approximately 25 million local “farmers” who earn their living by cutting old-growth trees for their own use or for sale, at a fraction of its value to local lumber companies. The goal of the Arrow development team is to restore 3,000,000 hectares of this critical land in Indonesia through the creation of eucalyptus/corn plantations, ethanol plants, several large-scale farming (eucalyptus, corn, soy, rice, fish and chickens) operations, and possibly several ethanol blending plants. It is anticipated that these development will require approximately 6 - 8 years and when completed, will create approximately 200,000 local jobs, along with many small local business opportunities. Arrow has developed and maintains the corporate operating structure, financial operations, sales and marketing infrastructure and the administrative group to oversee its’ corporate citizenship programs. Arrow has outlined the necessary public relations and communications programs to sustain these rapidly growing operations. Arrow Resources, along with all of its joint venture partners, are collectively referred to in this document as "the Companies".

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

PT Tiga Daun Nusantara, a wholly owned subsidiary of Arrow Pacific Resources Group Limited, has opened its research and development office in Ujung Pandang for the purpose of developing genetically engineered eucalyptus tree saplings and corn seedlings to be used at the initial plantation/farming sites. By synthesizing aspects of American-style forestry and agricultural practices with these new advances in bio-engineering, the Company's methodology produces a significant increase in both quantity and quality of tree and corn, production. The accelerated growth cycle for the eucalyptus trees produced by these processes yield a continually renewable timber resource. Makassar, formerly known as Ujung Pandang, is the provincial capital of South Sulawesi, Indonesia. It is anticipated that this facility will be fully operational no later than the fourth quarter of 2010.

The Companies are poised to capitalize on the increasing demand of the raw materials for the manufacturing of paper, timber products, and agricultural products as well as the demand for ethanol in the local market and all the regional developing international markets, most notably China.  The region’s rising standards of living have created a demand for larger quantities of printed material, packaging, personal care paper products, industrial paper supplies, corn, rice, soy and the production of energy such as ethanol. The proximity of the Companies’ operations to these local and principal markets enables them to supply these markets in a highly competitive manner due to significantly reduce transportation costs.

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

These significant advantages are also applicable to the production of the company's agricultural products, most notably corn. The climate and rainfall enable the growth of approximately 2-3 crops of corn annually. This significant increase in land usage lowers cost of the raw material and increases productivity while reducing storage requirements and the amortization of fixed expenses associated with a single crop.

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

The forestry industry involves harvesting, silviculture (the growing and cultivation of trees), milling, value-added processing and manufacturing. Globally, the industry is being pressured from many directions. Governments have attempted to improve the forestry industry with privatizing measures, which transfer the property rights through the sale of natural forests or planned forests. Only a limited number of countries were involved in this practice in the 1970s and 1980s, and among them were Chile and China. In New Zealand, privatization began in the late 1980s with the sale of 550,000 ha and in 2000, was shown to have 94% of planted forests owned privately. Between 2000 and 2002, South Africa saw the benefits of this system and estimated that 90,000 has became privatized. Privatization typically consists of the management of natural forest concessions or leases, volume permits or standing timber sales, outsourcing and community-based approaches. Global paper consumption trends continue to edge higher, confirming its utility as a low cost, high- performance and flexible material. Paper has been labeled by many as “essential” for development and modern living. Global consumption has increased by at least 25% during the 20th century and by a factor of three in the last three decades alone.

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

LEGAL

The Company was a party to a lawsuit where the plaintiff is alleged that he was entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. On November 28, 2007, the Company settled the lawsuit with the plaintiff. In full and final settlement of the claims asserted in the action, the Company has paid the plaintiff $10,000 in cash and issued the plaintiff 200,000 shares of the Company’s common stock on December 21, 2007. The settlement resulted in a loss on debt conversion of $2,000 during the year ended December 31, 2008 because an estimated liability had been recognized prior to 2007.

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2008, the Company has accrued $1,203,492 related to this matter.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.

HUMAN RESOURCES

As of December 31, 2009, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

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

Since the projects in Indonesia are first and foremost an environmental restorations and social engineering projects, the emphasis is on maximizing the use of local labor and job creation. APR is developing its technical/agricultural production center on Sulawesi Island which is staffed by highly qualified Indonesian based professionals. All manual operations will employ local resident farmers and their families and all hiring will be coordinated by GMPLH. This approach is designed to reengineer large-scale farming communities and redeveloped long-term farming infrastructure.

The companies have assembled, through their joint venture partners, the necessary senior management and field operations personnel required to initiate the project. The initial senior staff and its supporting clerical personnel are sufficient for operations in the first five years. The initial senior management and field operations personnel are sufficient for operations for approximately two years. During the initial two-year period, a human resource acquisition and benefits program will be completed and structured to grow as the projects grow.

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

Chile has around 5.5 million hectares of productive native forest, mainly Nothofagus hardwood species. Timber production from native hardwood amounts to 0.35 million m3  /year, and nearly 75% is used to produce chips for exports to Asian countries. Pine and eucalyptus plantations cover 1.8 million hectares, with an annual expansion rate of 7-10%. Pinewood accounts for 78% of total plantations; eucalyptus is growing faster and a big surplus is expected within the next decade.

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

EMPLOYEES

As of December 31, 2009, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

Arrow began operations in approximately September, 2005, and to date has generated $52,000 in revenues. The Company has no significant operating history. There is no assurance that the Company will be able to operate and manage on a profitable basis or that cash flow from operations will be sufficient to pay the operating costs of the Company. The Company may need to raise additional capital to finance its continued operations. The Company may seek additional financing through debt or equity financings. There is no assurance that additional financing will be available to the Company, or if available, that the financing will be on terms acceptable to the Company. There is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds. In the event that the Company cannot raise needed capital, it will have a material adverse affect on the Company. There is no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

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

DEPENDENCE ON ARROW PACIFIC RESOURCES GROUP LIMITED AND ITS OPERATING SUBSIDIARIES

Our revenues are currently entirely derived from sales of APR and its operating subsidiaries products sales. APR will not be in a position to generate sustainable timber sales until it has completed certain infrastructure improvements in Indonesia. The infrastructure requirements will take APR a maximum of one year to complete. Therefore, APR may not generate sustainable sales of its products until the third quarter of 2010.

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

OWNERSHIP OF THE COMPANY

APR owns 52% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is an 8% owner of the Company’s stock.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,520,053 for the year ended December 31, 2009 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2009 of $146,744,021. The Company’s operations are in the development stage, and the Company had generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

Due to the change in business activities of the Company in conjunction with the change in control, we are no longer able to realize any benefit from net operating losses carried forward of CNE Group, Inc. of approximately $30,000,000. The Company currently has net operating losses of approximately $186,000 related to development stage activity, which may be carried forward to future periods.

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

Our executive officers and directors, and persons or entities affiliated with them, currently control approximately 17% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2008, the Company has accrued $1,203,492 related to this matter.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering consisted of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities were not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement were not sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering consisted of the Company's Series C Convertible Preferred Stock that were convertible into our common stock. These securities were not required to be and were not registered under the Securities Act of 1933. Shares issued under this placement were not sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2009, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2009, none of the shares under this plan have been issued and the Company has accrued $600,137 of cash and recorded additional paid-in capital of $172,541 for stock compensation based on the fair value of 3,000,685 shares to be issued to the members of the Board.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

 Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of April 13, 2010 was approximately 321.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2009
1st Quarter	$0.10	$0.02
2nd Quarter	0.08	0.02
3rd Quarter	0.09	0.04
4th Quarter	0.05	0.02

2008
1st Quarter	$0.08	$0.03
2nd Quarter	0.16	0.04
3rd Quarter	0.13	0.04
4th Quarter	0.11	0.04

The number of freely tradable shares not held by affiliates is 98,818,007.

As of April 13, 2010, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $1,976,360.

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

GENERAL

We are a holding company whose only operating subsidiary as of December 31, 2009 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2009, the Company has generated $52,000 under this agreement.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS, REVENUE RECOGNITION

We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance to reduce the net receivable to the amount we reasonably believe will be collected. For all other customers, we record allowances for doubtful accounts based on the length of time the receivables are past due, the prevailing business environment and our historical experience. If the financial condition of our customers were to deteriorate or if economic conditions were to worsen, additional allowances may be required in the future.

We recognize product revenue when persuasive evidence of an arrangement exists, the sales price is fixed, the service is performed or products are shipped to customers, which is when title and risk of loss transfers to the customers, and collectability is reasonably assured.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements. Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

In June 2009, the FASB issued FASB Accounting Standards Codification No 860, Transfers and Servicing . FASB Accounting Standards Codification No 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB Accounting Standards Codification No 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No 860 will have on its financial statements.

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

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets". This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (“ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the year ended December 31, 2009, we incurred consulting fees of $4,296,832, of which $4,161,526 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the year ended December 31, 2008, we incurred consulting fees of $4,229,796 of which, $3,723,711 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

Revenue for the years ended December 31, 2009 was none and $52,000 for the year ended December 31, 2008 as the Company still is in development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the years ended December 31, 2009 and 2008 as the Company still is in development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $4,296,832 for the year ended December 31, 2009 as compared to $4,229,796 for the year ended December 31, 2008, $4,229,796 for the period from inception (November 15, 2005) to December 31, 2007, and $16,481,694 during the development stage for the period from inception (November 15, 2005) to December 31, 2009. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses decreased to $138,665 for the year ended December 31, 2009 and $168,433 for the year ended December 31, 2008, $554,177 for the period from inception (November 15, 2005) to December 31, 2007, and $861,275 for the period from inception (November 15, 2005) to December 31, 2009.

Directors’ compensation decreased to $235,000 for the year ended December 31, 2009, $277,500 for the year ended December 31, 2008 and $772,678 for the period from inception (November 15, 2005) to December 31, 2009. The decrease was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007. The change is also due to fluctuating share prices.

Delaware franchise taxes amount were $420 for the years ended December 31, 2009 and 2008, $185,001 for the period from inception (November 15, 2005) to December 31, 2007 and $185,841 for the period from inception (November 15, 2005) to December 31, 2009. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At December 31, 2009, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and 2005 in the amount of $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in the second quarter of 2010 and pay the amount owned in full during the third quarter of 2010.

Total operating expenses during the development stage decreased to $4,670,917 for the year ended December 31, 2009 and $4,676,149 for the year ended December 31, 2008, $8,954,422 for the period from inception (November 15, 2005) to December 31, 2007, and $18,301,488 for the period from inception (November 15, 2005) to December 31, 2009.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2008, the Company has accrued $1,203,492 related to this matter.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of December 31, 2009 and December 31, 2008 the Company had $91 and $16 of cash, respectively. We had losses of $6,520,053 for the year ended December 31, 2009 and had zero revenue as of December 31, 2009. We had losses of $5,360,576 for the year ended December 31, 2008 and had $52,000 revenue as of December 31, 2008. In order for us to survive during the next twelve months we will need to secure approximately $1,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

 At December 31, 2009, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $2,438,057 of cash in our operating activities during the year ended December 31, 2009. We had a net loss of $6,520,053. We had a decrease in stock-based directors’ compensation to be issued of $35,000, accounts payable and accrued expenses payable of $2,400,868 mostly related to compensation and management fees, debt issue costs related to note payables of $720,000, common stock to be issued for reset of previous subscription agreement by the Company of $44,400, and common stock issued for debt conversion of $772,000. In addition, we had a working capital deficiency of $18,523,033 at December 31, 2009. We did not have any material commitments for capital expenditures as of December 31, 2009.

INFLATION

 We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On March 3, 2010, the Company received a $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment. The principal of this loan is mature and payable not later than March 3, 2011.   The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.

On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.

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

CEO-President, Chairman and Director - Peter J. Frugone

In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, 59, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management.

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

Director - John E. McConnaughy, Jr.

John E. McConnaughy, Jr., 80, is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company he founded in 1985. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992.

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

Director - Rudolph Karundeng

Mr. Karundeng, 30, has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

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

Director - James L. Rothenberg

Mr. Rothenberg is an attorney who is licensed to practice in the State of New York.  He is also licensed to practice before the federal courts in the Southern and Eastern Districts of New York.  Since 1990, Mr. Rothenberg has served as a case consultant and expert witness in securities litigation and arbitration, criminal defense and employment matters.  He is also a consultant and a lecturer in securities market structure, exchange specialists and NASD market makers.  From 1996 through 2003, Mr. Rothenberg served as counsel to Bear Wagner Specialists LLC, members of the New York Stock Exchange.  He is currently a member of the Federal Regulation of Securities Committee, Litigation Committee and Broker-Dealer Subcommittee. From 1970 through 1973, Mr. Rothenberg was employed by the Securities and Exchange Commission as an enforcement attorney in Washington DC and from 1973 through 1975 he was Chief Counsel and Manager of the Market Surveillance Division of the New York Stock Exchange.  From 1975 through 1985, Mr. Rothenberg was a principal of Rothenberg Stuart Co., specialists on the New York Stock Exchange.  Effective close of business December 31, 2009, James Rothenberg resigned from the Board of Directors.

Senior Advisor - Hans Karundeng

Mr. Hans Karundeng, 59, has been involved in a wide variety of business ventures throughout his life. His first business activity was operating a bakery which supplied bread to the city as well as neighboring cities and to this day is still well known throughout Java, Indonesia. After selling his shares in the business, he became involved in Timber and timber related products with the company that has now become one of the largest paper and paper related products manufacturer and supplier in the world, Asian Pulp and Paper. Mr. Karundeng during this time, opened a company named P.T. Akal Rasa, which helped develop low-income housing for an underdeveloped area in Indonesia.

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

We conduct no hedging activity. We have no derivative contracts.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2009 covered by this amended Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2009.

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

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The directors and executive officers of the Registrant as of December 31, 2009 were as follows:

Name and Address	Position	Tenure
Peter J. Frugone	Chairman, Chief Executive Officer and	2005 to Present
124 West 79th Street, Apt 14B	Director
New York, NY

Rudolph Karundeng	Director	2005 to Present
19 Taman Serasi
Botanic Garden View #01-25

John E. McConnaughy Jr.	Director	2005 to Present
637 Valley Road
New Canaan Ct.

James Rothenberg	Director	10/15/2007
152 W. 57th Street, 27th Floor,		to
New York, NY 10019		12/31/2009

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

JAMES L. ROTHENBERG. Mr. Rothenberg is an attorney who is licensed to practice in the State of New York.  He is also licensed to practice before the federal courts in the Southern and Eastern Districts of New York.  Since 1990, Mr. Rothenberg has served as a case consultant and expert witness in securities litigation and arbitration, criminal defense and employment matters.  He is also a consultant and a lecturer in securities market structure, exchange specialists and NASD market makers.  From 1996 through 2003, Mr. Rothenberg served as counsel to Bear Wagner Specialists LLC, members of the New York Stock Exchange.  He is currently a member of the Federal Regulation of Securities Committee, Litigation Committee and Broker-Dealer Subcommittee. From 1970 through 1973, Mr. Rothenberg was employed by the Securities and Exchange Commission as an enforcement attorney in Washington DC and from 1973 through 1975 he was Chief Counsel and Manager of the Market Surveillance Division of the New York Stock Exchange.  From 1975 through 1985, Mr. Rothenberg was a principal of Rothenberg Stuart Co., specialists on the New York Stock Exchange.  Effective close of business December 31, 2009, James Rothenberg resigned from the Board of Directors.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. McConnaughy is an “audit committee financial expert” (as defined in Item 401(e)(2) of Regulation S-B). Mr. McConnaughy is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2009, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

Item 11.	Executive Compensation.

The following table sets forth the salaries of the Company’s executive officers for the fiscal years ending December 31, 2009 and December 31, 2008.

					Long-Term Compensation
		Annual Compensation				Number of
				Other	Restricted	Restricted	Securities
				Annual	Stock	Restricted	Underlying	LTIP	All other
Name and Principal		Salary	Bonus	Compensation	Award(s)	Stock	Options/	Payouts	Compensation
Position	Year	($)	($)	($)	($)	Award(s)	SARs (#)	($)	($)
Peter J. Frugone	2009(1)	$-	$-	$50,000	$-		-	$-	$8,750	(1)
Chairman, CEO and Director	2008	-	-	50,000	-		-	-	19,375
Rudolph Karundeng	2009(2)	-	-	50,000	-	-	-	-	8,750	(2)
Director	2008	-	-	50,000	-		-	-	19,375
John E. McConnaughy, Jr.	2009(3)	-	-	50,000	-	-	-	-	8,750	(3)
Director	2008	-	-	50,000	-		-	-	19,375
James Rothenberg	2009(4)	-	-	50,000		-	-	-	8,750	(4)
Director	2008	-	-	50,000		-	-	-	19,375

(1)
As part of Chairman's compensation that was approved by the Board of Director on December 3, 2007, Mr. Frugone is entitled to 750,000 shares of the Company's Common Stock which has fair market value of $43,125. At December 31, 2009, none of these shares were issued.

(2)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Karundeng is entitled to 750,000 shares of the Company's Common Stock which has fair market value of $43,125. At December 31, 2009, none of these shares were issued.

(3)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. McConnaughy is entitled to 750,000 shares of the Company's Common Stock which has fair market value of $43,125. At December 31, 2009, none of these shares were issued.

(4)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Rothenberg is entitled to 552,740 shares of the Company's Common Stock which has fair market value of $31,239. At December 31, 2009, none of these shares were issued.  Effective close of business December 31, 2009, Mr. Rothenburg resigned from the Board of Directors

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 13, 2010, there were 678,452,244 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class
Peter J. Frugone(2)	Chairman, Chief Executive Officer and Director	750,000	0.1%
Rudolph Karundeng(3)	Director	52,750,000	7.8%
John E. McConnaughy Jr.(4)	Director	11,405,000	1.7%
James Rothenberg(3)	Director	552,740	0.1%
John Allen(6)	Former Director (1/1/07 - 2/28/07)	39,726	0.0%
Robert Levinson(7)	Former Director (2/26/07 - 10/15/07)	158,219	0.0%
Arrow Pacific Resources Group Limited(8)		352,422,778	51.9%
AIS International Holdings Ltd.(9)		55,000,000	8.1%
World Ocean Development Corp.(10)		35,000,000	5.2%

Officers and Directors as a Group (4 persons)		65,457,740	9.6%

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

(2)
Mr. Frugone's address is 124 West 79th Street, Apt 1, New York, NY. Mr. Frugone is entitled to 750,000 common shares related to directors' compensation, none of which were issued as of December 31, 2009.

(3)
Mr. Karundeng's address is 19 Taman Serasi, Botanic Garden View #01-25. Mr. Karundeng is entitled to 750,000 common shares related to directors' compensation, none of which were issued as of December 31, 2009.  Mr. Karungdeng also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2009.

(4)
Mr. McConnaughy's address is 637 Valley Road, New Canaan Ct. Mr. McConnaughy is entitled to 750,000 common shares related to directors' compensation, none of which were issued as of December 31, 2009.  Mr. McConnaughy also holds 10,655,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2009.

(5)
Mr. Rothenberg is entitled to 552,740 common shares related to directors' compensation, none of which were issued as of December 31, 2009.  Effective close of business December 31, 2009, Mr. Rothenberg resigned from the board of directors.

(6)	Mr. Allen is entitled to 39,726 common shares related to directors' compensation, none of which were issued as of December 31, 2009.

(7)	Mr. Levinson is entitled to 158,219 common shares related to directors' compensation, none of which were issued as of December 31, 2009.

(8)
Arrow Pacific Resources Group Limited's address is 19 Taman Serasi, Botanic Garden View #01-25. Arrow Pacific Resources Group Limited currently holds 349,370,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2009.

(9)	AIS International Holdings Ltd. currently holds 55,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2009.

(10)	World Ocean Development Corp. currently holds 35,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions.

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

Audit Fees

Audit fees for 2009 and 2008 incurred to KBL, LLP were $70,212 and $78,991. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees
The Company did not incur audit related fees from KBL LLP in 2009 and 2008.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from KBL LLP in 2009 and 2008.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2009 and 2008, other than the services reported above.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 15, 2010	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: April 15, 2010	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	April 15, 2010
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	April 15, 2010
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY , JR .	Director	April 15, 2010
John E. McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2009

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2009 and 2008)	F-2
Consolidated Statements of Operations (For the year ended December 31, 2009, December 31, 2008, the period from inception November 15, 2005 to December 31, 2007 and the period from inception November 15, 2005 to December 31, 2009)
F-3
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (For the years ended December 31, 2009 and 2008) and the period from inception November 15, 2005 to December 31, 2009)	F-4
Consolidated Statements of Cash Flows (For the year ended December 31, 2009, December 31, 2008, the period  from inception November 15, 2005 to December 31, 2007 and the period from inception November 15, 2005 to December 31, 2009)
F-5 - F- 6

Notes to the consolidated financial statements	F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arrow Resources Development, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Arrow Resources Development, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit) equity, for the year ended December 31, 2009, and for the period from inception (November 15, 2005) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows during the development stage for the year ended December 31, 2009, and for the period from inception (November 15, 2005) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and 6 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP
Certified Public Accountants and Advisors
April 15, 2010

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (during the development stage)

	December 31, 2009	December 31, 2008
ASSETS
Current:
Cash	$91	$16

Total current assets	91	16

Total assets	$91	$16

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $6,446,791 and $5,019,628 due to Company shareholders and directors, respectively	$7,765,910	$5,587,742
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,266,695	1,203,492
Due to related parties	7,401,519	5,890,687
Notes payable, including accrued interest of $152,500 and $20,000 at December 31, 2009 and December 31, 2008, respectively	2,089,000	1,228,000

Total liabilities	18,523,124	13,909,921

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding at December 31, 2009 and December 31, 2008	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, none and 355,000 shares to be issued at December 31, 2009 and December 31, 2008, respectively	-	355,000
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, none and 25,000 shares to be issued at December 31, 2009 and December 31, 2008, respectively	-	25,000
Common stock to be issued, $0.00001 par value, 32,804,684 and 12,194,685 shares to be issued at December 31, 2009 and December 31, 2008, respectively	328	122
Common stock, $0.00001 par value, 1 billion shares authorized, 678,452,244 and 655,243,240 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	6,785	6,552
Additional paid-in capital	128,213,875	125,927,389
Accumulated deficit	(146,744,021)	(140,223,968)

Total stockholders’ (deficit)	(18,523,033)	(13,909,905)

Total liabilities and stockholders’ (deficit)	$91	$16

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (During the Development Stage)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2007		Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009

Revenue	$-	$52,000	$	$ -	$52,000
Operating expenses:
Consulting fees and services, including $4,161,526, $3,723,711, $7,555,470 and $15,440,707 incurred to related parties, respectively	4,296,832	4,229,796		7,955,066	16,481,694
General and administrative	138,665	168,433		554,177	861,275
Directors' compensation	235,000	277,500		260,178	772,678
Delaware franchise taxes	420	420		185,001	185,841

Total operating expenses	4,670,917	4,676,149		8,954,422	18,301,488

Loss from operations during the
development stage	(4,670,917)	(4,624,149)		(8,954,422)	(18,249,488)

Other income (expense):
Income from spin-off	52,491	-		-	52,491
Income from forgiveness of debt	5,000	-		-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-		395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder	(63,203)	(150,107)		(1,053,385)	(1,266,695)
Penalty for default of notes payable	(578,000)	-		-	(578,000)
Loss on write-off of marketing agreement	-	-		(125,000,000)	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-		(2,000)	(2,000)
Loss on debt conversion	(250,000)	-		-	(250,000)
Expenses incurred as part of recapitalization transaction	-	-		(249,252)	(249,252)
Debt issue costs including interest expense, of which $800,000, $536,320, none and $1,336,320 is to be satisfied in Company Common Stock and none, $32,000, none, and $32,000 incurred to related parties	(1,015,424)	(586,320)		-	(1,601,744)
	(1,849,136)	(736,427)		(125,908,970)	(128,494,533)

Net loss	$(6,520,053)	$(5,360,576)		$(134,863,392)	$(146,744,021)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.010)	$(0.008)	$	$ (0.214)	$(0.232)

Weighted-average number of shares of common stock outstanding	662,865,179	650,970,699		631,654,538	633,667,055

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount
Balance, November 14, 2005 pursuant to recapitalization transaction	--	$--	--	$--	--	$--	25,543,240	$255
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	--	--	--	--	--	--	624,000,000	6,240
Net loss for the period from November 15, 2005 to December 31, 2005	--	--	--	--	--	--	--	--
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495
Common stock to be issued for cash received by Company	--	--	--	--	985,000	10	--	--
Net loss for the year	--	--	--	--	--	--	--	--
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495
Common stock to be issued for cash received by Company	--	--	--	--	500,000	5	--	--
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	--	--	--	--
Common stock issued in settlement of predecesor entity stockholder litigation	--	--	--	--	-	-	200,000	2
Common stock to be issued for directors' compensation	--	--	--	--	1,000,685	10	--	--
Net loss for the year	--	--	--	--	--	--	--	--
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	--	--	--	--	--	--
Series C Convertible Preferred Stock to be issued for cash received by Company	--	--	25,000	25,000	--	--	--	--
Common Stock issued and to be issued for cash received by Company	--	--	--	--	305,000	3	250,000	3
Common stock to be issued for directors' compensation	--	--	--	--	1,000,000	10	--	--
Debt issue costs to be satisfied in Company Common Stock	--	--	--	--	4,704,000	47	3,000,000	30
Common stock to be issued for purchase of common stock	--	--	--	--	1,000,000	10	--	--
Common stock to be issued for consulting and marketing services	--	--	--	--	2,700,000	27	--	--
Common stock issued for consulting and marketing services	--	--	--	--	--	--	2,250,000	23
Net loss for twelve months ended December 31, 2008	--	--	--	--	--	--	--	--
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	--	--	7,100,000	71
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	--	--	500,000	5
Common Stock to be issued for cash received by Company	--	--	--	--	2,500,000	25	--	--
Common stock to be issued for directors' compensation	--	--	--	--	1,000,000	10	--	--
Debt issue costs to be satisfied in Company Common Stock	--	--	--	--	16,000,000	160	--	--
Debt issue costs satisfied in Company Common Stock	--	--	--	--	-	-	1,000,000	10
Common stock issued for reset of previous subscription agreement	--	--	--	--	--	--	138,095	2
Common stock to be issued for reset of previous subscription agreement	--	--	--	--	1,109,999	11	-	-
Common stock issued for debt conversion	--	--	--	--	-	-	14,470,909	145
Net loss for the year ended December 31, 2009	--	--	--	--	--	--	--	--
Balance, December 31, 2009	0	$0	0	$0	32,804,684	$328	678,452,244	$6,785

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Additional	Accumulated	Total
	Paid-in Capital	Deficit
Balance, November 14, 2005 pursuant to recapitalization transaction	$(2,674,761)	$--	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	125,907,967	--	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	--	(1,272,258)	(1,272,258)
Balance, December 31, 2005	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	984,990	--	985,000
Net loss for the year	--	(3,514,445)	(3,514,445)
Balance, December 31, 2006	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	499,995	--	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	--	--	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	11,998	--	12,000
Common stock to be issued for directors' compensation	60,031	--	60,041
Net loss for the year	--	(130,076,689)	(130,076,689)
Balance, December 31, 2007	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	--	--	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	--	--	25,000
Common Stock issued and to be issued for cash received by Company	104,996	--	105,002
Common stock to be issued for directors' compensation	77,490	--	77,500
Debt issue costs to be satisfied in Company Common Stock	536,243	--	536,320
Common stock to be issued for purchase of common stock	49,990	--	50,000
Common stock to be issued for consulting and marketing services	245,969	--	245,996
Common stock issued for consulting and marketing services	122,481	--	122,504
Net loss for twelve months ended December 31, 2008	--	(5,360,576)	(5,360,576)
Balance, December 31, 2008	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	354,929	--	-
Series C Convertible Preferred Stock converted into common stock	24,995	--	-
Common Stock to be issued for cash received by Company	249,975	--	250,000
Common stock to be issued for directors' compensation	34,990	--	35,000
Debt issue costs to be satisfied in Company Common Stock	719,840	--	720,000
Debt issue costs satisfied in Company Common Stock	79,990	--	80,000
Common stock issued for reset of previous subscription agreement	5,523	--	5,525
Common stock to be issued for reset of previous subscription agreement	44,389	--	44,400
Common stock issued for debt conversion	771,855	--	772,000
Net loss for the year ended December 31, 2009	--	(6,520,053)	(6,520,053)
Balance, December 31, 2009	$128,213,875	$(146,744,021)	$(18,523,033)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2007	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009
Net loss	$(6,520,053)	$(5,360,576)	$(134,863,392)	$(146,744,021)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Common stock issued for reset of previous scubscription agreement	5,525	-	-	5,525
Common stock to be issued for reset of previous scubscription agreement	44,400	-	-	44,400
Debt issue costs to be satisfied in Company Common Stock	720,000	536,320	-	1,256,320
Debt issue costs satisfied in Company Common Stock	80,000	-	-	80,000
Common stock issued for debt conversion	772,000	-	-	772,000
Common stock issued for conversion of due to Related party	(39,000)			(39,000)
Debt issue costs paid in cash	-	50,000	-	50,000
Common stock issued for marketing services	-	122,500	-	122,500
Common stock to be issued for consulting services	-	246,007	-	246,007
Stock-based directors' compensation to be issued	35,000	77,500	60,041	172,541
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	2,400,868	1,822,620	2,848,562	7,072,050
Estimated liability for legal judgement obtained by predecessor entity shareholder	63,203	150,107	1,053,385	1,266,695
Net cash (used in) operating activities	(2,438,057)	(2,355,522)	(4,637,187)	(9,430,766)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(210,700)	(320,000)	(369,575)	(900,275)
Net cash (used in) investing activities	(210,700)	(320,000)	(329,999)	(860,699)

Cash flows from financing activities:
Proceeds of issuance of note payable	861,000	983,000	25,000	1,869,000
Proceeds of loans received from related parties	30,000	670,000	1,175,000	1,875,000
Repayment towards loan from related party	(5,000)	(88,000)	(86,425)	(179,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,512,832	904,496	2,027,653	4,444,981
Net increase in investments/capital contributed	250,000	205,002	1,776,998	2,232,000
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	2,648,832	2,674,498	4,968,226	10,291,556

Net change in cash	75	(1,024)	1,040	91
Cash balance at beginning of period	16	1,040	-	-
Cash balance at end of period	$91	16	$1,040	$91

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

 As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $6,520,053 for the year ended December 31, 2009, and a net loss during the development stage from inception in November 15, 2005 through December 31, 2009 of $146,744,021. The Company’s operations are in the development stage, and the Company has substantially not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Fair value of financial instruments:

For financial statement purposes, financial instruments include cash, accounts and accrued expenses payable, and amounts due to Empire Advisory, LLC (“Empire”) (as discussed in Notes 5 and 7) for which the carrying amounts approximated fair value because of their short maturity.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2007 and for the years ended December 31, 2009 and 2008. As of December 31, 2009, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to December 31, 2009, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 (formerly SFAS 123R) in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements:

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the roll forward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements. Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

In June 2008, the FASB ratified ASC 815-40-25 (formerly EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”). ASC 815-40-25 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity's own stock. Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of ASC 815-40-25, results in the instruments no longer being considered indexed to the company's own stock.  On January 1, 2009, the Company adopted ASC 815-40-25 and re-evaluated its issued and outstanding warrants that contain a strike price adjustment feature. The Company reclassified certain warrants from equity to a derivative liability and used the Black-Scholes valuation model to determine the fair market value of the warrants.  Based upon the Company’s re-evaluation, ASC 815-40-25 has had no material impact on the Company’s condensed consolidated financial statements.

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

In April 2008, ASC issued ASC 350, “Determination of the Useful Life of Intangible Assets". This amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The guidance is used for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (“ASC 470-20") requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe that the adoption of ASC 470-20 will have a material effect on its financial position, results of operations or cash flows.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC ..

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the year ended December 31, 2005, 2006, 2007 or 2008.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$63,186
Differences resulting from use of cash basis for tax purposes	-
Total deferred tax assets	63,186
Less valuation allowance	(63,186)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
Net Operating Loss Carryover	$185,841

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$146,558,180
Delaware franchise taxes deductible on Company's tax return	185,841
Net loss for the period from inception (November 15, 2005) to December 31, 2009	$146,744,021

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2009 and 2008, the Company had notes payable outstanding as follows:

		December 31,	December 31,
Holder	Terms	2009	2008

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	20,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	265,500	150,000
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
John E. McConnaughy III (5)	Due on demand, non-interest bearing	-	12,000
Frank Ciolli (6)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (7)	Due on demand, non-interest bearing	155,000	100,000
Money Info LLC (8)	Due on demand, non-interest bearing	-	5,000
Scott Neff (9)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (10)	Due on 10/11/09, interest bearing	450,000	-
Accrued interest (10)		100,000	-
Butler Ventures (11)	Due on demand, non-interest bearing	-	-
John McConnaughy (12)	Due on demand, 10% interest	25,000	-
Accrued interest (12)		2,500	-
Greg and Lori Popke (13)	Due on 12/11/09	100,000	-
Total		$2,089,000	$1,228,000

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock cannot be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. In March 2010, the noteholder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received  a $50,000 interest bearing advance from John Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of December 31, 2008 (See Note 5 On March 5, 2009, the Company received $50,000 interest bearing advance from John Marozzi. The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This leaves a balance of $200,000 unpaid principal as of June 30, 2009.  On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000.  The principal amount was payable on February 5, 2010.  On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010.  On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for the $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009. This leaves a total balance of $265,500 unpaid principal as of December 31, 2009. The balance of $265,500 note payable is currently in default.

(3)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of December 31, 2008. On December 23, 2008, the Company received $15,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of December 31, 2008. On June 13, 2008, the Company received $25,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note.

(5)
On April 25, 2008, the Company received $12,000 non-interest bearing advance from John E. McConnaughy III, which was due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of the Company’s unregistered restricted common stock. The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy III as of December 31, 2008.  As of December 31, 2009, John E. McConnaughy III assigned the $12,000 advance to John McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONTINUED)

(6)
On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promised to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Frank Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Frank Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Frank Ciolli.  The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Frank Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009.  On August 12, 2009, the Company and Frank Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The balance of $550,000 note payable is currently in default.

(7)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.  On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.   On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed.  This leaves a balance of $155,000 unpaid principal as of December 31, 2009. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(8)
On October 30, 2008, the Company received a $2,500 non-interest bearing advance from Money Info, LLC.  On December 23, 2008, the Company received $2,500 non-interest bearing advance from Money Info, LLC.  On January 21, 2009, the Company repaid the full amount of both notes in cash.  On January 15, 2009, the Company received a $5,000 non-interest bearing advance from Money Info, LLC.  In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. As of December 31, 2009, the note was written off.

(9)
On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock.  During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008. On August 12, 2009, the Company and Scott Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. The note is currently in default.

(10)
On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company will issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  As of December 31, 2009, the Company accrued a $476,000 default penalty in interest expense.

(11)
On December 14, 2005 Empire entered into a non interest bearing note agreement with Butler Ventures for $250,000. The cash from this note was invested in the Company. On June 17, 2009, the Company assumed the non interest bearing note from Empire for $250,000 to Butler Ventures. In repayment, the Company will repay the full amount of the note not later than July 29, 2009. On July 14, 2009, the Company issued 9,690,909 shares of common stock to Butler Ventures, LLC with a market value on the date of issuance of $533,000 in full settlement of the $250,000.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONTINUED)

(12)
On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was  payable on December 5, 2009 and the loan is currently in default.

(13)
On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company will repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg Popkes to extend this $100,000 loan. The principal amount was  payable on December 11, 2009 and the loan is currently in default.  As of December 31, 2009, the Company accrued a $102,000 default penalty in interest expense.

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

As of December 31, 2009 and December 31, 2008, the Company had short-term borrowings of $5,472,111 and $3,933,679, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the years ended December 31, 2009 and 2008 incurred to Empire totaled $2,661,526 and $2,223,711, respectively. Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2009, December 31, 2008 and for the period from inception November 15, 2005 to December 31, 2009 incurred to Empire totaled $4,296,832, $4,229,796 and $16,481,694, respectively.

During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant of December 3, 2008. At December 31, 2009 the Company is obligated to issue 750,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $150,000 due to him for the cash based portion of his 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

During the years ended December 31, 2009 and 2008, the Company made cash payments of $992,570 and $1,187,707, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2009 and December 31, 2008 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,500,000 and $1,500,000, respectively. In addition, as of December 31, 2009 and 2008 the Company owed them a total of $6,146,791 and $4,819,491, respectively. These agreements are discussed in detail in Note 11.

During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Rudolph Karundeng, consisting of cash compensation of $8,750 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Rudolph Karundeng, consisting of cash compensation of $19,375 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant of December 31, 2008. At December 31, 2009 the Company is obligated to issue 750,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $150,000 due to him for the cash based portion of his 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

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

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of December 31, 2009 and December 31, 2008, the Company had $1,955,000 and $1,957,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. As of December 31, 2009, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default.

During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $69,375 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant of December 31, 2008. At December 31, 2009 the Company is obligated to issue 750,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $150,000 due to him for the cash based portion of his 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2009 and December 31, 2008, none of the shares under this plan have been issued and the Company has an accrued liability of $600,137 and $400,137, respectively,  of cash-based compensation and recorded additional paid-in capital through those dates of $172,541 and $137,541,respectively, for stock-based compensation based on the fair value of 3,000,685 and 2,000,685 shares to be issued to the members of the Board, respectively.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S EQUITY

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2009 and December 31, 2008, none of the shares under this plan had been issued and the Company has accrued $600,137 and $400,137 of cash-based compensation and recorded additional paid-in capital of $172,541 and $137,541 for stock compensation based on the fair value of 3,000,685 shares and 2,000,685 to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of December 31, 2009, none of these shares have been issued to Charles A. Moskowitz.

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

On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promises to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008 On January 15, 2009, the Company entered into the thirty-one day extension December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Frank Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Frank Ciolli, which resulted in Company debt issue costs of $80,000 as of June 30, 2009. ).  On August 12, 2009, the Company and Frank Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The note is currently in default.
 On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received a $50,000 interest bearing advance from John Marozzi.  The Company was to  repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable John Marozzi as of December 31, 2008 (See Note 5).  On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $70,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of June 30, 2009 (See Note 5).  On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000. The principal amount is now payable on February 5, 2010. On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount is now payable on February 5, 2010.  On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009. This leaves a total unpaid principal balance of $265,500 as of December 31, 2009 and currently this note is in default.

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

On April 25, 2008, the Company received a $12,000 non-interest bearing advance from John E. McConnaughy, III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of unregistered restricted common stock.  The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy, III as of December 31, 2008 (See Note 5).  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2009, there were no Series C Convertible Preferred Stock outstanding.

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

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of December 31, 2009, the Company has not yet issued these shares to the Purchaser.  On the date of the purchase, the fair value of these shares was $140,000.  As of December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 in costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008.  On August 12, 2009, the Company and Scott Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was he note is currently in default.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER’S EQUITY (CONTINUED)

On October 31, 2008, the Company entered into a 60 day loan extension with Frank Ciolli related to the $550,000 in principal loan incurred by the Company on April 30, 2008.  The Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Frank Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as Frank Ciolli’s designee.  The Company recorded $200,000 in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Frank Ciolli and Donna Alferi as of December 31, 2008 (See Note 5).  On August 12, 2009, the Company and Frank Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The note is currently in default.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the period ended September 30, 2009, the Company recorded accrued interest of $81,967 and debt issue costs of $327,869 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company will issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 was payable on December 11, 2009.  The total unpaid principal balance of $450,000 is in default.  As of December 31, 2009, the Company accrued a $476,000 default penalty in interest expense.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company will repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg Popkes to extend this $100,000 loan.  The principal amount was payable on December 11, 2009 and the loan is currently in default.  As of December 31, 2009, the Company accrued a $102,000 default penalty in interest expense.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER’S EQUITY (CONTINUED)

On November 3, 2009, Hans Karundeng converted $100,000 of non-interest bearing advance owed to him by the Company into 2,000,000 shares of common stock.

On November 3, 2009, Empire converted $100,000 of non-interest bearing advance owed to them by the Company into 2,000,000 shares of common stock.

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of December 31, 2009, 138,095 shares had been issued.

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

During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the year ended December 31, 2009, the Company made cash payment of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

[3] Litigation- predecessor entity stock holders

The Company was a party to a lawsuit where the plaintiff alleged that he was entitled to $60,000 and 1,300,000 of common stock based upon CNE’s failure to compensate him for services related to identifying financing for CNE, based upon an agreement that was entered into between CNE and the plaintiff in April 2005. On November 28, 2007, the Company settled the lawsuit with the plaintiff. In full and final settlement of the claims asserted in the action, the Company has paid the plaintiff $10,000 in cash and issued the plaintiff 200,000 shares of the Company’s common stock having a fair value of $12,000, based on the public traded share price on December 21, 2007. The settlement resulted in a loss on debt conversion of $2,000 during the year ended December 31, 2008 because an estimated liability had been recognized prior to 2007.

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation was that the Company had only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company would then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of December 31, 2009, the Company had accrued $1,266,695, including accrued interest of $213,310, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non profit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2009, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of December 31, 2009, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2009, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of December 31, 2009, the Company has not recovered any revenue from this agreement.

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

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of December 31, 2009, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of March 31, 2010, the Company has received no additional funds.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2009, there were no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2009, the Company has accrued an additional $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ended December 31, 2009. At December 31, 2008 the Company has accrued $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2008. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2007, 2006 and 2005 in the amount of $57,650, $57,650 and $69,699, respectively.  Accordingly, as of December 31, 2009 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,841.  The Company hopes to file the delinquent tax returns in the second quarter of 2010 and pay the amount owned in full during the third quarter of 2010.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending December 31,	Amounts
2009	$2,440,821
2010	-
$2,440,821

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On January 4, 2010, the Company approved the resignation of James Rothenberg from the position as a director, effective as of December 31, 2009. At the same time, Peter J. Frugone, John E. McConnaughy and Rodolph Karundeng have been re-elected to a 3-year term to the board of directors.

On March 3, 2010, the Company received a $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment. The principal of this loan is mature and payable no later than March 3, 2011.  The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.

On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer