Form 10-Q
period 2010-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2010-06-21
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No   ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 2010.

Class	Outstanding at May 18, 2010
Common stock - par value $0.00001	678,452,244

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
THREE MONTHS ENDED MARCH 31, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	1

	Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009 (Unaudited), and for the periods from inception (November 15, 2005) to December 31, 2009 and from inception (November 15, 2005) to March 31, 2010	2

Consolidated Statement of Changes in Stockholders' (Deficit) Equity for the three months ended March 31, 2010 (Unaudited) and for the period from inception (November 14, 2005) to December 31, 2005 and the years ended December 31, 2006, 2007, 2008 and 2009 (Audited).
		3-4

	Consolidated Statement of Cash Flows for the three months ended March 31, 2010 (Unaudited) and March 31,2009 (Unaudited) and for the periods from inception (November 15, 2005) to December 31, 2009 and from inception (November 15, 2005) to March 31, 2010	5

	Notes to the Consolidated Financial Statements (Unaudited)	6-23

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
Current:
Cash	$2	$91

Total current assets	2	91

Total assets	$2	$91

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $6,846,291 and $6,446,791 due to Company shareholders and directors, respectively	$8,663,576	$7,765,910
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,282,496	1,266,695
Due to related parties	7,971,186	7,401,519
Notes payable, including accrued interest of $153,344 and $152,500 at March 31, 2010 and December 31, 2009, respectively	2,299,844	2,089,000

Total liabilities	20,217,102	18,523,124

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding at March 31, 2010 and December 31, 2009	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, none and none shares to be issued at March 31, 2010 and December 31, 2009, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, none and none shares to be issued at March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 678,452,244 and 678,452,244 issued and outstanding at March 31, 2019 and December 31, 2009, respectively	6,785	6,785
Common stock to be issued, $0.00001 par value, 32,992,184 and 32,804,684 shares to be issued at March 31, 2010 and December 31, 2009, respectively	330	328
Additional paid-in capital	128,219,498	128,213,875
Accumulated deficit	(148,443,713)	(146,744,021)

Total stockholders’ (deficit)	(20,217,100)	(18,523,033)

Total liabilities and stockholders’ (deficit)	$2	$91

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Operations (During the Development Stage)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2010
Revenue	$-	$-	$52,000	$52,000
Operating expenses:
Consulting fees and services, including $1,116,464, $989,519, $15,440,707 and $16,557,171 incurred to related parties, respectively	1,135,149	1,011,227	16,481,694	17,616,843
General and administrative	15,168	19,423	861,275	876,443
Directors' compensation	43,125	55,000	772,678	815,803
Delaware franchise taxes	105	105	185,841	185,946

Total operating expenses	1,193,547	1,085,755	18,301,488	19,495,035

Loss from operations during the
development stage	(1,193,547)	(1,085,755)	(18,249,488)	(19,443,035)

Other income (expense):
Income from spin-off	-	50,000	52,491	52,491
Income from forgiveness of debt	-	-	5,000	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder	(15,801)	(15,801)	(1,266,695)	(1,282,496)
Penalty for default of notes payable	(489,500)	-	(578,000)	(1,067,500)
Loss on write-off of marketing agreement	-	-	(125,000,000)	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	(2,000)	(2,000)
Loss on debt conversion	-	-	(250,000)	(250,000)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)	(249,252)
Debt issue costs including interest expense, of which none, $150,000, $1,336,320 and $1,336,320 is to be satisfied in Company Common Stock and none, none, $32,000, and $32,000 incurred to related parties	(844)	(199,924)	(1,601,744)	(1,602,588)
	(506,145)	(165,725)	(128,494,533)	(129,000,678)

Net loss	$(1,699,692)	(1,251,480)	$(146,744,021)	$(148,443,713)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.003)	(0.002)	$(0.232)	$(0.234)

Weighted-average number of shares of common stock outstanding	678,452,244	656,081,653	633,667,055	634,146,361

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—	$—	25,543,240	$255
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—	—	624,000,000	6,240
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—	—	—
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495
Common stock to be issued for cash received by Company	—	—	—	—	985,000	10	—	—
Net loss for the year	—	—	—	—	—	—	—	—
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495
Common stock to be issued for cash received by Company	—	—	—	—	500,000	5	—	—
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	—	—	—	—
Common stock issued in settlement of predecesor entity stockholder litigation	—	—	—	—	-	-	200,000	2
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685	10	—	—
Net loss for the year	—	—	—	—	—	—	—	—
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—	—	—	—
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—	—	—	—
Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	3	250,000	3
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	10	—	—
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	47	3,000,000	30
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	10	—	—
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000	27	—	—
Common stock issued for consulting and marketing services	—	—	—	—	—	—	2,250,000	23
Net loss for twelve months ended December 31, 2008	—	—	—	—	—	—	—	—
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	—	—	7,100,000	71
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	—	—	500,000	5
Common Stock to be issued for cash received by Company	—	—	—	—	2,500,000	25	—	—
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	10	—	—
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	16,000,000	160	—	—
Debt issue costs satisfied in Company Common Stock	—	—	—	—	-	-	1,000,000	10
Common stock issued for reset of previous subscription agreement	—	—	—	—	—	—	138,095	2
Common stock to be issued for reset of previous subscription agreement	—	—	—	—	1,109,999	11	-	-
Common stock issued for debt conversion	—	—	—	—	-	-	14,470,909	145
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—
Balance, December 31, 2009	0	$0	0	$0	32,804,684	$328	678,452,244	$6,785
Common stock to be issued for directors' compensation	—	—	—	—	187,500	2	—	—
Net loss for the period ended March 31, 2010	—	—	—	—	—	—	—	—
Balance, March 31, 2010	0	$0	0	$0	32,992,184	$330	678,452,244	$6,785

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	984,990	—	985,000
Net loss for the year	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	—	—	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	11,998	—	12,000
Common stock to be issued for directors' compensation	60,031	—	60,041
Net loss for the year	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000
Common Stock issued and to be issued for cash received by Company	104,996	—	105,002
Common stock to be issued for directors' compensation	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	536,243	—	536,320
Common stock to be issued for purchase of common stock	49,990	—	50,000
Common stock to be issued for consulting and marketing services	245,969	—	245,996
Common stock issued for consulting and marketing services	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	354,929	—	-
Series C Convertible Preferred Stock converted into common stock	24,995	—	-
Common Stock to be issued for cash received by Company	249,975	—	250,000
Common stock to be issued for directors' compensation	34,990	—	35,000
Debt issue costs to be satisfied in Company Common Stock	719,840	—	720,000
Debt issue costs satisfied in Company Common Stock	79,990	—	80,000
Common stock issued for reset of previous subscription agreement	5,523	—	5,525
Common stock to be issued for reset of previous subscription agreement	44,389	—	44,400
Common stock issued for debt conversion	771,855	—	772,000
Net loss for the year ended December 31, 2009	—	(6,520,053)	(6,520,053)
Balance, December 31, 2009	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	5,623	—	5,625
Net loss for the period ended March 31, 2010	—	(1,699,692)	(1,699,692)
Balance, March 31, 2010	$128,219,498	$(148,443,713)	$(20,217,100)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Cash Flows (During the Development Stage)

	For the Three Months ended March 31, 2010	For the Three Months ended March 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2010
Net loss	$(1,699,692)	$(1,251,480)	$(146,744,021)	$(148,443,713)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Common stock issued for reset of previous scubscription agreement	-	49,924	5,525	5,525
Common stock to be issued for reset of previous scubscription agreement	-	-	44,400	44,400
Debt issue costs to be satisfied in Company Common Stock	-	70,000	1,256,320	1,256,320
Debt issue costs satisfied in Company Common Stock	-	80,000	80,000	80,000
Common stock issued for debt conversion	-	-	772,000	772,000
Common stock issued for conversion of due to Related party	-		(39,000)	(39,000)
Debt issue costs paid in cash	-	-	50,000	50,000
Common stock issued for marketing services	-	-	122,500	122,500
Common stock to be issued for consulting services	-	-	246,007	246,007
Increase in prepaid expenses	-	-	-	-
Stock-based directors' compensation to be issued	5,625	5,000	172,541	178,166
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	911,510	445,039	7,072,050	7,983,560
Estimated liability for legal judgement obtained by predecessor entity shareholder	15,801	15,801	1,266,695	1,282,496
Net cash (used in) operating activities	(766,756)	(585,717)	(9,430,766)	(10,197,522)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(13,000)	(15,500)	(900,275)	(913,275)
Net cash (used in) investing activities	(13,000)	(15,500)	(860,699)	(873,699)

Cash flows from financing activities:
Proceeds of issuance ofnote payable	210,000	80,000	1,869,000	2,079,000
Proceeds of loans received from related parties	-	5,000	1,875,000	1,875,000
Repayment towards loan from related party	-	(5,000)	(179,425)	(179,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	569,667	271,246	4,444,981	5,014,648
Net increase in investments/capital contributed	-	250,000	2,232,000	2,232,000
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	779,667	601,246	10,291,556	11,071,223

Net change in cash	(89)	29	91	2
Cash balance at beginning of period	91	16	-	-
Cash balance at end of period	$2	45	$91	$2

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

In April of 2006, Arrow Ltd. entered into an agency agreement with Arrow Pacific Resources Group Limited (“APR”) that provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. The consideration to be paid to APR will be in the form of a to-be-determined amount of the Company's common stock, subject to the approval of the Board of Directors.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2010 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three month periods ended March 31, 2010 and 2009 , respectively and for the period from the commencement of the development stage (November 15, 2005) to March 31, 2010, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2009 filed on April 15, 2010.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,699,692 for the three months ended March 31, 2010 and a net loss during the development stage from inception in November 15, 2005 through March 31, 2010 of $148,443,713. The Company’s operations are in the development stage, and the Company has not substantially generated any material revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BASIS OF PRESENTATION CONTINUED

Going-Concern Status continued

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

The Company records deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities and on operating loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Fair Value of Financial Instruments:

For financial statement purposes, financial instruments include cash, accounts and accrued expenses payable, and amounts due to Empire Advisory, LLC (“Empire”) (as discussed in Note 7) for which the carrying amounts approximated fair value because of their short maturity.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss Per Share:

The Company complies with the requirements of the FASB Accounting Standard Codification No 260, Earnings Per Share . FASB No. 260 specifies the compilation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2009 and for the period ended March 31, 2010. As of March 31, 2010, there are no dilutive equity instruments outstanding.

Acquired Intangibles:

Intangible assets are comprised of an exclusive sales and marketing agreement. In accordance with FASB Accounting Standard Codification No 350, Intangibles-Goodwill and Other , the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income , requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to March 31, 2010, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

In June 2009, the FASB issued FASB Accounting Standards Codification No 810, Consolidation . FASB Accounting Standards Codification No 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No 810 will have on its financial statements.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements continued:

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

In May 2008, the FASB issued FASB Accounting Standards Codification No 944-605, Financial Guarantee Insurance Contracts . Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprise in FASB Accounting Standards Codification No 944-605. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB Accounting Standards Codification No 944-605 is not expected to have a material impact on the Company’s financial position.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities ”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

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

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10 , (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB Accounting Standards Codification No 825 will have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require o r permit fair value measurements.  Accordingly, ASC 820 does not require any new fair value measurements.  However, for some entities, the application of ASC 820 will change current practice.  The changes to current practice resulting from the application   of ASC 820 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair val u e in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820 effective January 1, 2008 for financial assets and th e adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820 beginning in 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated results of operations or financial conditi on.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes, except for Delaware franchise taxes, none of the Company's post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for the years ended December 31, 2005, 2006, 2007, 2008 or 2009.

The significant components of the Company's deferred tax assets are as follows:

Net operating loss carry forward	$63,222
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	63,222
Less valuation allowance	(63,222)

Net deferred tax assets	$—

The net operating losses expire as follows:

December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	105
Net Operating Loss Carryover	$185,946

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$148,257,767
Delaware franchise taxes deductible on Company's tax return	185,946
Net loss for the period from inception (November 15, 2005) to March 31, 2010	$148,443,713

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of March 31, 2010 and December 31, 2009, the Company had notes payable outstanding as follows:

		March 31,	December 31,
Holder	Terms	2010	2009
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	265,500	265,500
John Marozzi (2)	Due on 3/11/11, 10% interest bearing	110,000	-
Accrued interest (2)		844	-
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
John E. McConnaughy III (5)	Due on demand, non-interest bearing	-	-
Frank Ciolli (6)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (7)	Due on demand, non-interest bearing	255,000	155,000
Scott Neff (8)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (9)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (9)		100,000	100,000
John McConnaughy (10)	Due on demand, 10% interest	25,000	25,000
Accrued interest (10)		2,500	2,500
Greg and Lori Popke (11)	Due on 12/11/09	100,000	100,000
Total		$2,299,844	$2,089,000

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE, CONTINUED

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock could not be issued until the party to whom the note was assigned by its original holder emerges from bankruptcy or reorganization. In March 2010, the note holder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5). On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This left a balance of $200,000 unpaid principal as of June 30, 2009.  On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000.  The principal amount was payable on February 5, 2010.  On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company was to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010.  On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note was executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for the $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009.  The $265,500 note payable is currently in default.  On March 3, 2010, the Company received a $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment. As of March 31, 2010, the Company accrued $844 in interest expense.  The principal of this loan was to mature and be payable no later than March 3, 2011.  The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  The Company has a total of  $375,500 unpaid principal owed to John Marozzi as of March 31, 2010.

(3)
On April 24, 2008, the Company received $38,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to James R. McConnaughy as of December 31, 2008. On December 23, 2008, the Company received $15,000 non-interest bearing advance from James R. McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Christopher T. Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Christopher T. Joffe, which is due on demand. In repayment, the Company will repay the full amount of the note.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE, CONTINUED

(5)
On April 25, 2008, the Company received $12,000 non-interest bearing advance from John E. McConnaughy III, which is due on demand. In repayment, the Company will repay the full amount of the note plus 96,000 shares of the Company’s unregistered restricted common stock. The Company recorded $7,680 in debt issue costs related to the 96,000 shares of common stock that are issuable to John E. McConnaughy III as of December 31, 2008.  As of December 31, 2009, John E. McConnaughy III assigned the $12,000 advance to John McConnaughy, Jr. This amount is now included in “Due to Related Parties” (See Note 7, item number 3,  “Advance Received from Company Director.”

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

(7)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company was to repay the full amount of the note in cash over two years from the date the note was executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.   On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed.  On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.  This leaves a balance of $255,000 unpaid principal as of March 31, 2010.  John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(8)
On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff, for which the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note was executed plus interest expense paid in the form of 1,000,000 shares of Company common stock.  During the period ended December 31, 2008, t he Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008. On August 12, 2009, the Company and Scott Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010.  The note is currently in default.

(9)
On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company was to repay the full amount of the note in cash no later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company was to pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity.  During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  As of March 31, 2010 and December 31, 2009, the Company accrued $400,500 and $476,000 default penalty in interest expense, respectively.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE, CONTINUED

(10)
On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company was to repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009 and the loan is currently in default.

(11)
On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg Popkes to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  As of March 31, 2010 and December 31, 2009, the Company accrued $89,000 and $102,000 default penalty in interest expense, respectively.

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

The Company’s only intangible asset was comprised of this marketing and distribution agreement with Arrow Pte. In accordance with ASC 350, “Goodwill and Other Intangible Assets” this intangible agreement is no longer amortized; instead the intangible is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – IMPAIRMENT OF MARKETING AND DISTRIBUTION AGREEMENT AND RELATED SENIOR NOTE PAYABLE DUE TO EMPIRE ADVISORY, LLC, CONTINUED

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

As of March 31, 2010 and December 31, 2009, the Company had short-term borrowings of $6,041,547 and $5,472,111, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2010 and 2009 incurred to Empire totaled $741,464 and $614,519, respectively. Consulting fees and services charged to the Statement of Operations for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $2,661,526, $2,223,711, $1,858,386, $1,591,016 and $698,834, respectively.

During the three months ended March 31, 2010, the Company incurred Director’s compensation expense of $14,375 to Mr. Frugone, consisting of cash compensation of $12,500 and stock based compensation of $1,875 based upon the Company’s share trading price on March 31, 2010. During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2010, the Company is obligated to issue 812,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $162,500 due to him for the cash based portion of his 2007, 2008, 2009 and 2010 director’s compensation (See Note 7[4]).

During the three months ended March 31, 2010, the Company made cash payments of $170,468 to Empire under the agreement. During the three months ended March 31, 2009 the Company made cash payments of $340,653   to Empire under the agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2010 and 2009 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $375,000 and $375,000, respectively. In addition, as of March 31, 2010 and December 31, 2009, the Company owed them a total of $6,521,291 and $6,146,791, respectively, under these agreements. These agreements are discussed in detail in Note 11.

During the three months ended March 31, 2010, the Company incurred Director’s compensation expense of $14,375 to Rudolph Karundeng, consisting of cash compensation of $12,500 and stock based compensation of $1,875 based upon the Company’s share trading price on March 31, 2010. During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Rudolph Karundeng, consisting of cash compensation of $8,750 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Rudolph Karundeng, consisting of cash compensation of $19,375 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At March 31, 2010, the Company is obligated to issue 812,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $162,500 due to him for the cash based portion of his 2007, 2008, 2009 and 2010 director’s compensation (See Note 7[4]).

[3] Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007, the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr.   In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In July 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.   In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $5 0,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $1 0,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.   On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of March 31, 2010 and December 31, 2009, the Company had $1,955,000 and $1,955,000 left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. As of March 31, 2010, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED

[3] Advance Received from Company Director continued:

During the three months ended March 31, 2010, the Company incurred Director’s compensation expense of $14,375 to Mr. McConnaughy, consisting of cash compensation of $12,500 and stock based compensation of $1,875 based upon the Company’s share trading price on March 31, 2010.  During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of grant.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $69,375 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of grant.  At March 31, 2010, the Company is obligated to issue 812,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $162,500 due to him for the cash based portion of his 2007, 2008, 2009 and 2010 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2010 and December 31, 2009, none of the shares under this plan have been issued and the Company has an accrued liability of $637,637 and $600,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $178,166 and $172,541, respectively, for stock-based compensation based on the fair value of 3,188,185 and 3,000,685 shares to be issued to the members of the Board, respectively.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2010 and December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2010 and December 31, 2009, none of the shares under this plan have been issued and the Company has accrued $637,637 and $600,137 of cash-based compensation and recorded additional paid-in capital of $178,166 and $172,541for stock-based compensation based on the fair value of 3,188,185 shares and 3,000,685 to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008 the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of March 31, 2010, none of these shares have been issued to Charles A. Moskowitz.

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

On April 30, 2008, the Company entered into Independent Contractor Agreement with Ciolli Management Consulting, Inc. to provide advisory services in the land development, construction management, equipment acquisition and project management industries. As payment for the Consultant’s services, the Company issued a one-time, non-refundable fee of 1,000,000 unrestricted shares of common stock.  As of December 31, 2008, the Company has expensed $60,000 for the 1,000,000 shares of common stock that were issued to Ciolli Management Consulting, Inc.

On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli. In repayment, the Company promised to pay Frank Ciolli the principal sum of $550,000 on or before October 31, 2008.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

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

On March 31, 2008, the Company received a $ 150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable John Marozzi as of December 31, 2008 (See Note 5).  On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $70,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of June 30, 2009 (See Note 5).  On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000. The principal amount was payable on February 5, 2010. On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010. On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for the $33,000 loan to the Company.  The principal amount and interest was payable on December 5, 2009.  The $265,500 note payable is currently in default.  On March 3, 2010, the Company received a $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment. As of March 31, 2010, the Company accrued $844 in interest expense.  The principal of this loan is mature and payable no later than March 3, 2011.  The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  This Company has a total of $375,500 unpaid principal owed to John Marozzi as of March 31, 2010.

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

NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2010 and December 31, 2009, there were no Series C Convertible Preferred Stock outstanding.

Also on May 15, 2008, the Board of Directors approved the issuance of 50,000 shares of unregistered restricted common stock to Sheerin Alli and 50,000 shares of unregistered restricted common stock to Lori McGrath for consulting services provided.  As of September 30, 2008, the Company has not yet issued these shares.  The Company recorded $6,500 and $6,500, respectively in consulting fees related to the 100,000 shares of common stock that are issuable to Sheerin Alli and Lori McGrath as of September 30, 2008.

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of March 31, 2010, the Company has not yet issued these shares to the Purchaser. On the date of the purchase, the fair value of these shares was $140,000.  As of December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

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

NOTE 8 - STOCKHOLDERS' EQUITY. CONTINUED

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity.  During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company will issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  The shares have not been issued yet, but $60,000 debt issue cost was recorded as of December 31, 2009.  The total unpaid principal balance of $450,000 is in default.  As of March 31, 2010 and December 31, 2009, the Company accrued $400,500 and $476,000 of default penalty in interest expense, respectively.

 On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company will repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg Popkes to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  As of March 31, 2010 and December 31, 2009, the Company accrued $89,000 and $102,000 default penalty in interest expense, respectively.

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

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of March 31, 2010, 138,095 shares had been issued.

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

During the three months ended March 31, 2010, the Company made cash payments to Hans Karundeng of $13,000 under his agreement. During the three months ended March 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement.  During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the three months ended March 31, 2010, the Company made cash payment of $170,468 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payments of $992,570 to Empire under the agreement.  During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement.  During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[3] Litigation - predecessor entity stock holders continued

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2010, the Company has accrued $1,282,496, including accrued interest of $229,111, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of March 31, 2010, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of March 31, 2010, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus' gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2010, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[4] Consulting/Marketing and Agency Agreements continued

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008.  As of March 31, 2010, none of these shares have been issued to Charles A. Moskowitz.

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

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of March 31, 2010, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.

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

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[5] Stock Purchase Agreement Continued

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2010 and December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2010 and December 31, 2009, there were no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At March 31, 2010, the Company has accrued an additional $105 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2010. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 in the amount of $420, $420, $57,650, $57,650 and $69,699, respectively. Accordingly, as of March 31, 2010, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $185,946. The Company hopes to file the delinquent tax returns in the third quarter of 2010 and pay the amount owned in full during the fourth quarter of 2010.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending March 31,	Amounts
2010	$1,305,469
$1,305,469

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

NOTE 12 - SUBSEQUENT EVENT

On April 21, 2010, the Company received a 10% interest bearing advance of $42,000 from John Marozzi. The principal of this loan matures and is payable no later than April 21, 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of March 31, 2010 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2010, the Company has recovered $52,000 of revenue under this agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

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

In June 2009, the FASB issued FASB Accounting Standards Codification No 810, Consolidation . FASB Accounting Standards Codification No 810 improves financial reporting by enterprises involved with variable interest entities. FASB Accounting Standards Codification No 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB Accounting Standards Codification No 810 will have on its financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

In May 2008, the FASB issued FASB Accounting Standards Codification No 944-605, Financial Guarantee Insurance Contracts . Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprise in FASB Accounting Standards Codification No 944-605. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB Accounting Standards Codification No 944-605 is not expected to have a material impact on the Company’s financial position.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities ”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

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

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

The Company does not anticipate that the adoption of FASB Accounting Standards Codification No 805 and FASB Accounting Standards Codification No 810-10-65 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10 , (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of FASB Accounting Standards Codification No 825 will have a material effect on the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

In September 2006, the FASB issued ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require o r permit fair value measurements.  Accordingly, ASC 820 does not require any new fair value measurements.  However, for some entities, the application of ASC 820 will change current practice.  The changes to current practice resulting from the application   of ASC 820 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The provisions of ASC 820 are effective as of January 1, 2008, with the cumulative effect of the change i n accounting principle recorded as an adjustment to opening retained earnings.  However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair val u e in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company adopted ASC 820 effective January 1, 2008 for financial assets and th e adoption did not have a significant effect on its financial statements.  The Company has adopted the remaining provisions of ASC 820 beginning in 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations or financial conditi on.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three months ended March 31, 2010, we incurred consulting fees of $1,135,149 of which $1,116,464 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.  For the three months ended March 31, 2009, we incurred consulting fees of $1,011,227 of which, $989,519 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the three months ended March 31, 2010 and March 31, 2009 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of good sold for the three months ended March 31, 2010 and March 31, 2009  as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,135,149 for the three months ended March 31, 2010 as compared to $1,011,227  for the three months ended March 31, 2009, $16,481,694 for the period from inception (November 15, 2005) to December 31, 2009, and $17,616,843 for the accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2010. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses decreased to $15,168 for the three months ended March 31, 2010 as compared to $19,423 for the three months ended March 31, 2009, and increased to $861,275 for the period from inception (November 15, 2005) to December 31, 2009, and $876,443 for the accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2010. This was primarily due to a change in advertising and accounting expense.

Directors’ compensation decreased to $43,125 for the three months ended March 31, 2010, as compared to $55,000 for the three months ended March 31, 2009, $772,678 for the period from inception (November 15, 2005) to December 31, 2009 and $815,803 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2010. The change was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007. The change is also due to fluctuating share prices and James Rothenberg resigned from the position as a director, effective as of December 31, 2009.

Delaware franchise taxes amount was $105 for the three months ended March 31, 2010, as compared to $105 for the three months ended March 31, 2009, $185,841 for the period from inception (November 15, 2005) to December 31, 2009 and $185,946 for the period from inception (November 15, 2005) to March 31, 2010. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At March 31, 2010, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 in the amount of $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in the third quarter of 2010 and pay the amount owed in full during the fourth quarter of 2010.

Total operating expenses during the development stage increased to $1,193,547 for the three months ended March 31, 2010 as compared to $1,085,755 for the three months ended March 31, 2009, and increased to $18,301,488 for the period from inception (November 15, 2005) to December 31, 2009, and $19,495,035 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2010.

OTHER EXPENSES, CONTINUED

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 debt issue costs related to the 1,000,000 shares of common stock that are now issuable to John Marozzi as of March 31, 2008.   On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5). On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009, $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  On April 17, 2009, the Company received a $12,500 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the May 8, 2009 $ 20,000 note in cash within 30 calendar days from the date the note was executed. This leaves a balance of $200,000 unpaid principal as of June 30, 2009. On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000. The principal amount was payable on February 5, 2010. On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi.  The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed. This leaves a balance of $32,500 unpaid   principal as of   June 30, 2009.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010. On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for this $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009.  This leaves a total unpaid principal balance of $265,500 as of March 31, 2010.  The $265,500 note payable is currently in default.  On March 3, 2010, the Company received a $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment. As of March 31, 2010, the Company accrued $844 in interest expense.  The principal of this loan is mature and payable no later than March 3, 2011.  The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  This Company has a total of $375,500 unpaid principal owed to John Marozzi as of March 31, 2010.

On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.  This leaves a balance of $255,000 unpaid principal as of March 31, 2010.

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

OTHER EXPENSES, CONTINUED

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2010, the Company had accrued $1,282,496, including accrued interest of $229,111, related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of March 31, 2010 and December 31, 2009 the Company had $2 and $91 of cash, respectively. We had losses of $1,699,692  for the three months ended March 31, 2010, and do not currently generate any revenue. We had losses of $1,251,480 for the three months ended March 31, 2009. In order for us to survive during the next twelve months we will need to secure approximately $1,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, we had no off -balance sheet arrangements.

OPERATING ACTIVITIES

We used $767,600 of cash in our operating activities during the three months ended March 31, 2010. We had a net loss of $1,699,692. We had an increase in stock-based directors’ compensation to be issued of $5,625, accounts payable and accrued expenses payable of $910,666 mostly related to compensation and management fees and estimated liability for legal judgment obtained by predecessor entity shareholder of $15,801. In addition, we had a working capital deficiency of $20,217,100 at March 31, 2010. We did not have any material commitments for capital expenditures as of March 31, 2010.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On April 21, 2010, the Company received a 10% interest bearing advance of $42,000 from John Marozzi. The principal of this loan is mature and payable no later than April 21, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2010, the Company had accrued $1,282,496 including accrued interest of $229,111, related to this matter.

Item 1A.	Risk Factors

Item 1A. “Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2009 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2009 Form 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2010 and December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders continued

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2010 and December 31, 2009, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2010, none of the shares under this plan have been issued and the Company has accrued $637,637 of cash and recorded additional paid-in capital of $178,166 for stock compensation based on the fair value of 3,188,185 shares to be issued to the members of the Board.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: June 18, 2010	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: June 18, 2010	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer