Form 10-Q
period 2010-09-30
ARROW RESOURCES DEVELOPMENT INC
filed 2010-11-18
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No   ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of November 17, 2010.

Class	Outstanding at November 17, 2010
Common stock - par value $0.00001	678,452,244

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
NINE MONTHS ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	1

	Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited), and for the periods from inception (November 15, 2005) to December 31, 2009 and from inception (November 15, 2005) to September 30, 2010	2

	Consolidated Statement of Changes in Stockholders' (Deficit) Equity for the nine months ended September 30, 2010 (Unaudited) and for the period from inception (November 14, 2005) to December 31, 2005 and the years ended December 31, 2006, 2007, 2008 and 2009 (Audited)	3

	Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited) and for the periods from inception (November 15, 2005) to December 31, 2009 and from inception (November 15, 2005) to September 30, 2010	4

	Notes to the Consolidated Financial Statements (Unaudited)	5-27

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38-39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	Unaudited
ASSETS
Current:
Cash	$806	$91

Total current assets	806	91

Total assets	$806	$91

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $7,651,791 and $6,446,791 at September 30, 2010 and December 31, 2009 due to Company shareholders and directors, respectively	10,507,223	$7,765,910
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,314,098	1,266,695
Due to related parties	9,548,362	7,401,519
Notes payable, including accrued interest of $160,723 and $152,500 at September 30, 2010 and December 31, 2009, respectively	2,349,223	2,089,000

Total liabilities	23,718,906	18,523,124

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding at September 30, 2010 and December 31, 2009	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, none and none shares to be issued at September 30, 2010 and December 31, 2009, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, none and none shares to be issued at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 678,452,244 and 678,452,244 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	6,785	6,785
Common stock to be issued, $0.00001 par value, 33,367,184 and 32,804,684 shares to be issued at September 30, 2010 and December 31, 2009, respectively	334	328
Additional paid-in capital	128,230,744	128,213,875
Accumulated deficit	(151,955,963)	(146,744,021)

Total stockholders’ (deficit)	(23,718,100)	(18,523,033)

Total liabilities and stockholders’ (deficit)	$806	$91

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Operations (During the Development Stage)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to September 30, 2010

Revenue	$-	$-	$-	$-	$52,000	$52,000

Operating expenses:
Consulting fees and services, including $1,127,077, $1,070,899, $3,387,875, $3,049,937, $15,440,707 and $18,828,582 incurred to related parties, respectively	1,127,077	1,119,767	3,406,560	3,163,571	16,481,694	19,888,254
General and administrative	12,456	9,800	118,566	52,351	861,275	979,841
Directors' compensation	50,625	62,500	129,375	177,500	772,678	902,053
Delaware franchise taxes	105	105	315	315	185,841	186,156

Total operating expenses	1,190,263	1,192,172	3,654,816	3,393,737	18,301,488	21,956,304

Loss from operations during the development stage	(1,190,263)	(1,192,172)	(3,654,816)	(3,393,737)	(18,249,488)	(21,904,304)

Other income (expense):
Income from spin-off	-	-		52,491	52,491	52,491
Income from forgiveness of debt	-	-			5,000	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-			395,667	395,667
Financing cost for common stock issued for reset of subscription agreement	-	-			-	-
Loss on legal judgement obtained by predecessor entity shareholder	(15,801)	(15,801)	(47,403)	(47,403)	(1,266,695)	(1,314,098)
Penalty for default of notes payable	(506,000)	-	(1,501,500)		(578,000)	(2,079,500)
Loss on write-off of marketing agreement	-	-			(125,000,000)	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-			(2,000)	(2,000)
Loss on debt conversion	-	(250,000)		(250,000)	(250,000)	(250,000)
Expenses incurred as part of recapitalization transaction	-	-			(249,252)	(249,252)
Debt issue costs including interest expense, of which none, $517,869, none, $667,869, $1,336,320 and $1,336,320 is to be satisfied in Company Common Stock and none, none, none, none, $32,000, and $32,000 incurred to related parties	(3,831)	(634,567)	(8,223)	(835,260)	(1,601,744)	(1,609,967)
	(525,632)	(900,368)	(1,557,126)	(1,080,172)	(128,494,533)	(130,051,659)

Net loss	$(1,715,895)	$(2,092,540)	$(5,211,942)	$(4,473,909)	$(146,744,021)	$(151,955,963)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.003)	$(0.003)	$(0.008)	$(0.007)	$(0.232)	$(0.240)

Weighted-average number of shares of common stock outstanding	678,452,244	666,852,244	678,452,244	659,057,084	633,667,055	632,461,606

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—	$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—	—	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	—	—	985,000	10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—	—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	—	—	500,000	5	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	—	—	—	—	—	—	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	—	—	—	—	-	-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685	10	—	—	60,031	—	60,041
Net loss for the year	—	—	—	—	—	—	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—	—	—	—	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—	—	—	—	—	—	25,000
Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	3	250,000	3	104,996	—	105,002
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	10	—	—	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	47	3,000,000	30	536,243	—	536,320
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	10	—	—	49,990	—	50,000
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000	27	—	—	245,969	—	245,996
Common stock issued for consulting and marketing services	—	—	—	—	—	—	2,250,000	23	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	—	—	—	—	—	—	—	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	—	—	7,100,000	71	354,929	—	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	—	—	500,000	5	24,995	—	-
Common Stock to be issued for cash received by Company	—	—	—	—	2,500,000	25	—	—	249,975	—	250,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	10	—	—	34,990	—	35,000
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	16,000,000	160	—	—	719,840	—	720,000
Debt issue costs satisfied in Company Common Stock	—	—	—	—	-	-	1,000,000	10	79,990	—	80,000
Common stock issued for reset of previous subscription agreement	—		—	—	—	—	138,095	2	5,523	—	5,525
Common stock to be issued for reset of previous subscription agreement	—	—	—	—	1,109,999	11	-	-	44,389	—	44,400
Common stock issued for debt conversion	—	—	—	—	-	-	14,470,909	145	771,855	—	772,000
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	(6,520,053)	(6,520,053)
Balance, December 31, 2009	-	$-	-	$-	32,804,684	$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	—	—	—	—	562,500	6	—	—	16,869	—	16,875
Net loss for the period ended September 30, 2010	—	—	—	—	—	—	—	—	—	(5,211,942)	(5,211,942)
Balance, September 30, 2010	-	$-	-	$-	33,367,184	$334	678,452,244	$6,785	$128,230,744	$(151,955,963)	$(23,718,100)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statement of Cash Flows (During the Development Stage)

	For the nine Months ended September 30, 2010	For the nine Months ended September 30, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to September 30, 2010

Net loss	$(5,211,942)	$(4,473,909)	$(146,744,021)	$(151,955,963)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Common stock issued for reset of previous scubscription agreement	-	5,525	5,525	5,525
Common stock to be issued for reset of previous scubscription agreement	-	44,400	44,400	44,400
Debt issue costs to be satisfied in Company Common Stock	-	587,869	1,256,320	1,256,320
Debt issue costs satisfied in Company Common Stock	-	80,000	80,000	80,000
Common stock issued for debt conversion	-	572,000	772,000	772,000
Common stock issued for conversion of due to Related party	-	(39,000)	(39,000)	(39,000)
Debt issue costs paid in cash	-	-	50,000	50,000
Common stock issued for marketing services	-	-	122,500	122,500
Common stock to be issued for consulting services	-	-	246,007	246,007
Stock-based directors' compensation to be issued	16,875	27,499	172,541	189,416
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	2,782,039	1,344,908	7,072,050	9,854,089
Estimated liability for legal judgement obtained by predecessor entity shareholder	47,403	47,403	1,266,695	1,314,098
Net cash (used in) operating activities	(2,365,625)	(1,803,305)	(9,430,766)	(11,796,391)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(32,500)	(54,000)	(900,275)	(932,775)
Net cash (used in) investing activities	(32,500)	(54,000)	(860,699)	(893,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	252,000	729,967	1,869,000	2,121,000
Proceeds of loans received from related parties	-	30,000	1,875,000	1,875,000
Repayment towards loan from related party	-	(5,000)	(179,425)	(179,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	2,146,840	877,433	4,444,981	6,591,821
Net increase in investments/capital contributed	-	250,000	2,232,000	2,232,000
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	2,398,840	1,882,400	10,291,556	12,690,396

Net change in cash	715	25,095	91	806
Cash balance at beginning of period	91	16	-	-
Cash balance at end of period	$806	25,111	$91	$806

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2010 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three and nine month periods ended September 30, 2010 and 2009 , respectively and for the period from the commencement of the development stage (November 15, 2005) to September 30, 2010, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2009. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Annual Report on Form 10K for the year ended December 31, 2009 filed on April 15, 2010.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $1,715,895  and $5,211,942 for the three and nine months ended September 30, 2010 and a net loss during the development stage from inception in November 15, 2005 through September 30, 2010 of $151,955,963. The Company’s operations are in the development stage, and the Company has not substantially generated any material revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2009 and for the period ended September 30, 2010. As of September 30, 2010, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to September 30, 2010, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements:

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted.  The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

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

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s condensed consolidated financial statements.

Effective December 31 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective December 31, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 2009, the date the Company issued these condensed consolidated financial statements.

In December 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13).  ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25.  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements.  Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  We adopted this standard effective April 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes, except for Delaware franchise taxes, none of the Company's post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for the years ended December 31, 2005, 2006, 2007, 2008 or 2009 .

The significant components of the Company's deferred tax assets are as follows:

Net operating loss carry forward	$63,293
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	63,293
Less valuation allowance	(63,293)

Net deferred tax assets	$—

The net operating losses expire as follows:

December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	315
Net Operating Loss Carryover	$186,156

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$151,769,807
Delaware franchise taxes deductible on Company's tax return	186,156
Net loss for the period from inception (November 15, 2005) to September 30, 2010	$151,955,963

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of September 30, 2010 and December 31, 2009, the Company had notes payable outstanding as follows:

		September 30,	December 31,
Holder	Terms	2010	2009
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	265,500	265,500
John Marozzi (2)	Due on 3/11/11, 10% interest bearing	152,000	-
Accrued interest (2)		8,223	-
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
John E. McConnaughy III (5)	Due on demand, non-interest bearing	-	-
Frank Ciolli (6)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (7)	Due on demand, non-interest bearing	255,000	155,000
Scott Neff (8)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (9)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (9)		100,000	100,000
John McConnaughy (10)	Due on demand, 10% interest	25,000	25,000
Accrued interest (10)		2,500	2,500
Greg and Lori Popke (11)	Due on 12/11/09	100,000	100,000
Total		$2,349,223	$2,089,000

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

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5). On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This left a balance of $200,000 unpaid principal as of June 30, 2009.  On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000.  The principal amount was payable on February 5, 2010.  On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company was to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010.  On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note was executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for the $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009.  The $265,500 note payable is currently in default.  On March 3, 2010, the Company received an $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due March 3, 2011. On April 21, 2010, the Company received a $42,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due April 21, 2011. As of September 30, 2010, the Company accrued $8,223 in interest expense.  The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  The Company has a total of $417,500 unpaid principal owed to John Marozzi as of September 30, 2010.

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

(7)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company was to repay the full amount of the note in cash over two years from the date the note was executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.  On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed.  On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.  This leaves a balance of $255,000 unpaid principal as of September 30, 2010.  John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

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

(9)
On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company was to repay the full amount of the note in cash no later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company was to pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity.  During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  As of September 30, 2010 and December 31, 2009, the Company accrued $1,804,500 and a $476,000 default penalty in interest expense, respectively.

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

(11)
On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg Popkes to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  As of September 30, 2010 and December 31, 2009, the Company accrued $375,000 and a $102,000 default penalty in interest expense, respectively.

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

As of September 30, 2010 and December 31, 2009, the Company had short-term borrowings of $4,667,735 and $4,548,271, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the nine months ended September 30, 2010 and 2009 incurred to Empire totaled $2,262,875 and $1,924,937, respectively. Consulting fees and services charged to the Statement of Operations for the years ended December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and for the period from November 15, 2005 to December 31, 2005 incurred to Empire totaled $2,661,526, $2,223,711, $1,858,386, $1,591,016 and $698,834, respectively.

During the nine months ended September 30, 2010, the Company incurred Director’s compensation expense of $43,125 to Mr. Frugone, consisting of cash compensation of $37,500 and stock based compensation of $5,625 based upon the Company’s share trading price on September 30, 2010. During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750   to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At September 30, 2010, the Company is obligated to issue 937,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $187,500 due to him for the cash based portion of his 2007, 2008, 2009 and 2010 director’s compensation (See Note 7[4]).

During the nine months ended September 30, 2010, the Company made cash payments of $202,973 to Empire under the agreement. During the nine months ended September 30, 2009 the Company made cash payments of $841,960 to Empire under the agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific:

Consulting fees and services charged in the Statement of Operations for the nine months ended September 30, 2010 and 2009 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,125,000 and $1,125,000, respectively. As of September 30, 2010 and December 31, 2009, the Company owed them a total of $7,276,791 and $6,146,791, respectively, under these agreements. These agreements are discussed in detail in Note 11.

During the nine months ended September 30, 2010, the Company incurred Director’s compensation expense of $43,125 to Rudolph Karundeng, consisting of cash compensation of $37,500 and stock based compensation of $5,625 based upon the Company’s share trading price on September 30, 2010. During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Rudolph Karundeng, consisting of cash compensation of $8,750 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2008, the Company also incurred Director’s compensation expense of $69,375 to Rudolph Karundeng, consisting of cash compensation of $19,375 and stock based compensation of $50,000 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2007, the Company also incurred Director’s compensation expense of $65,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $15,000 based upon the Company’s share trading price on the date of the grant of December 3, 2007. At September 30, 2010, the Company is obligated to issue 937,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $187,500 due to him for the cash based portion of his 2007, 2008, 2009 and 2010 director’s compensation (See Note 7[4]).

[3] Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007, the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr.   In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In July 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.   In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $5 0,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $1 0,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.   On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of September 30, 2010 and December 31, 2009, the Company had $1,955,000 and $1,955,000 left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. As of September 30, 2010, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED

[3] Advance Received from Company Director continued:

During the nine months ended September 30, 2010, the Company incurred Director’s compensation expense of $43,125 to Mr. McConnaughy, consisting of cash compensation of $37,500 and stock based compensation of $5,625 based upon the Company’s share trading price on September 30, 2010.  During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of grant.  During the year ended December 31, 2008, the Company also incurred Director’s compensation expense $69,375 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $19,375 based upon the Company’s share trading price on the date of grant.  At September 30, 2010, the Company is obligated to issue 937,500 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $187,500 due to him for the cash based portion of his 2007, 2008, 2009 and 2010 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of September 30, 2010 and December 31, 2009, none of the shares under this plan have been issued and the Company has an accrued liability of $712,637 and $600,137, respectively, of cash-based compensation and recorded additional paid-in capital of $189,416 and $172,541, respectively, for stock-based compensation based on the fair value of 3,563,185 and 3,000,685 shares to be issued to the members of the Board, respectively.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of September 30, 2010 and December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of September 30, 2010 and December 31, 2009, none of the shares under this plan have been issued and the Company has an accrued liability of $712,637 and $600,137, respectively, of cash-based compensation and recorded additional paid-in capital of $189,416 and $172,541, respectively, for stock-based compensation based on the fair value of 3,563,185 and 3,000,685 shares to be issued to the members of the Board, respectively.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008 the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of September 30, 2010, none of these shares have been issued to Charles A. Moskowitz.

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

On March 31, 2008, the Company received a $ 150,000 non-interest bearing advance from John Marozzi, which is due on demand. As payment for his services, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of March 31, 2008 (See Note 5). On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable John Marozzi as of December 31, 2008 (See Note 5).  On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $70,000 of debt issue costs related to the 1,000,000 shares of common stock that are now issuable John Marozzi as of June 30, 2009 (See Note 5).  On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000. The principal amount was payable on February 5, 2010. On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010. On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for the $33,000 loan to the Company.  The principal amount and interest was payable on December 5, 2009.  The $265,500 note payable is currently in default.  On March 3, 2010, the Company received an $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due March 3, 2011. On April 21, 2010, the Company received a $42,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due April 21, 2011. As of September 30, 2010, the Company accrued $4,393 in interest expense.  The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  This Company has a total of $417,500 unpaid principal owed to John Marozzi as of September 30, 2010.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of September 30, 2010 and December 31, 2009, there was no Series C Convertible Preferred Stock outstanding.

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

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of September 30, 2010, the Company has not yet issued these shares to the Purchaser. On the date of the purchase, the fair value of these shares was $140,000.  As of December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity.  During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company will issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  The shares have not been issued yet, but $60,000 debt issue cost was recorded as of December 31, 2009.  The total unpaid principal balance of $450,000 is in default.  As of September 30, 2010 and December 31, 2009, the Company accrued $1,804,500 and $476,000 of default penalty in interest expense, respectively.

 On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company will repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg Popkes to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  As of September 30, 2010 and December 31, 2009, the Company accrued $375,000 and $102,000 default penalty in interest expense, respectively.

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

During the nine months ended September 30, 2010, the Company made cash payments to Hans Karundeng of $32,500 under his agreement. During the nine months ended September 30, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the nine months ended September 30, 2010, the Company made cash payment of $202,973 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payments of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[3] Litigation - predecessor entity stock holders continued

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of September 30, 2010, the Company has accrued $1,314,097, including accrued interest of $260,713, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of September 30, 2010, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of September 30, 2010, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus' gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of September 30, 2010, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[4] Consulting/Marketing and Agency Agreements continued

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of September 30, 2010, none of these shares have been issued to Charles A. Moskowitz.

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

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of September 30, 2010, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[5] Stock Purchase Agreement Continued

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed. As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement. On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares. As of September 30, 2010 and December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares. As of September 30, 2010 and December 31, 2009, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At September 30, 2010, the Company has accrued an additional $315 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2010. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 in the amount of $420, $420, $57,650, $57,650 and $69,699, respectively. Accordingly, as of September 30, 2010, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $186,156. The Company hopes to file the delinquent tax returns in the first quarter of 2011 and pay the amount owned in full during the first quarter of 2011.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending September 30,	Amounts
2011	$3,567,839
2012	50,000
$3,617,839

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of September 30, 2010 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of September 30, 2010, the Company has recovered $52,000 of revenue under this agreement.

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

VALUATION OF GOODWILL, PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The Company’s only intangible asset was comprised of a marketing and distribution agreement with Arrow Pte. In accordance with FASB Accounting Standard Codification No 350, Intangibles-Goodwill and Other , this intangible agreement is no longer amortized; instead the intangible is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASC Update No. 2010-17, Milestone Method of Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual reporting periods beginning after June 15, 2010, with early adoption permitted. The adoption of this standard will not have a material impact on our consolidated financial position or results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

Effective for the interim reporting period ending December 31, 2009, the Company adopted two new accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities as codified in ASC 820-10-65 (formerly FASB Staff Position Financial Accounting Standard 107-1 and Accounting Principles Board 28-1 and “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 820-10-65 requires related disclosures in summarized financial information at interim reporting periods. ASC 820-10-65 was effective for the interim reporting period ending December 31, 2009. The adoption of ASC 820-10-65 did not have a material impact on the Company’s condensed consolidated financial statements.

Effective December 31 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

Effective December 31, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements. In accordance with ASC 855-10, the Company evaluated all events or transactions that occurred after December 2009, the date the Company issued these condensed consolidated financial statements.

In December 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted and the ASC is be applied prospectively only. Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic 605-25. This consensus provides for two significant changes to the existing multiple element revenue recognition guidance. First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the relative selling price. This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be adopted early as of the first quarter of an entity’s fiscal year. Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements. We adopted this standard effective April 4, 2010, and its adoption did not have a material impact on our consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the three and the nine months ended September 30, 2010, we incurred consulting fees of $1,127,077 and $3,406,560, of which $1,127,077 and $3,387,875 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the three and the nine months ended September 30, 2009, we incurred consulting fees of $1,119,767 and $3,163,571 of which $1,070,899 and $3,049,937 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There was no revenue for the six months ended September 30, 2010 and September 30, 2009 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of good sold for the three and nine months ended September 30, 2010 and September 30, 2009 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,127,077 and $3,406,560 for the three and the nine months ended September 30, 2010 as compared to $1,119,767 and $3,163,571 for the three months and the nine months ended September 30, 2009, $16,481,694 for the period from inception (November 15, 2005) to December 31, 2009, and $19,888,254 for the accumulated during the development stage for the period from inception (November 15, 2005) to September 30, 2010. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $12,456 and $118,566 for the three and the nine months ended September 30, 2010 as compared to $9,800 and $52,351 for the three months and the nine months ended September 30, 2009, and increased to $861,275 for the period from inception (November 15, 2005) to December 31, 2009, and $979,841 for the accumulated during the development stage for the period from inception (November 15, 2005) to September 30, 2010. This was primarily due to a change in advertising and accounting expense.

Directors’ compensation decreased to $50,625 and $129,375 for the three months and the nine months ended September 30, 2010, as compared to $62,500 and $177,500 for the three months and the nine months ended September 30, 2009, $772,678 for the period from inception (November 15, 2005) to December 31, 2009 and $902,053 accumulated during the development stage for the period from inception (November 15, 2005) to September 30, 2010. The change was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007. The change is also due to fluctuating share prices and James Rothenberg resigned from the position as a director, effective as of December 31, 2009.

Delaware franchise taxes was $105 and $315 for the three months and the nine months ended September 30, 2010, as compared to $105 and $315 for the three months and the nine months ended September 30, 2009, $185,841 for the period from inception (November 15, 2005) to December 31, 2009 and $186,156 for the period from inception (November 15, 2005) to September 30, 2010. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At September 30, 2010, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 in the amount of $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns and pay the amount owed in full upon the receipt of funding.

Total operating expenses during the development stage decreased to $1,190,263 and increased to $3,654,816 for the three and the nine months ended September 30, 2010 as compared to $1,192,172 and $3,393,737 for the three months and the nine months ended September 30, 2009, and increased to $18,301,488 for the period from inception (November 15, 2005) to December 31, 2009, and $21,956,304 accumulated during the development stage for the period from inception (November 15, 2005) to September 30, 2010.

OTHER EXPENSES, CONTINUED

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company was supposed to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of March 31, 2008.  On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5). On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company was to repay the full amount of the March 5, 2009, $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  On April 17, 2009, the Company received a $12,500 non- interest bearing advance from John Marozzi. The Company was to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi. The Company was to repay the full amount of the May 8, 2009 $ 20,000 note in cash within 30 calendar days from the date the note was executed. This would have left a balance of $200,000 unpaid principal as of June 30, 2009. On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000. The principal amount was payable on February 5, 2010. On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company was to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi.  The Company was to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed. This would have left a balance of $32,500 unpaid principal as of   June 30, 2009.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010. On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company was to have repaid the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for this $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009.  This would have left a total unpaid principal balance of $265,500 as of June 30, 2010.  The $265,500 note payable is currently in default.  On March 3, 2010, the Company received an $110,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due March 3, 2011. On April 21, 2010, the Company received a $42,000 interest bearing advance from John Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due April 21, 2011. As of September 30, 2010, the Company accrued $8,223 in interest expense.   The Company has the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  This Company has a total of $417,500 unpaid principal owed to John Marozzi as of September 30, 2010.

On March 30, 2010, the Company received an additional $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.  This leaves a balance of $255,000 unpaid principal as of September 30, 2010.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of September 30, 2010, the Company had accrued  $1,314,097, including accrued interest of $260,713, related to this matter.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of September 30, 2010 and December 31, 2009 the Company had $402 and $91 of cash, respectively. We had losses of $1,715,895 and $5,211,942 for the three and the nine months ended September 30, 2010, and do not currently generate any revenue. We had losses of $2,092,540 and $4,473,909 for the three and the nine months ended September 30, 2009. In order for us to survive during the next twelve months we will need to secure approximately $1,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, we had no off -balance sheet arrangements.

OPERATING ACTIVITIES

We used $2,365,625 of cash in our operating activities during the nine months ended September 30, 2010. We had a net loss of $5,211,942. We had an increase in stock-based directors’ compensation to be issued of $16,875, accounts payable and accrued expenses payable of $2,782,039 mostly related to compensation and management fees and estimated liability for legal judgment obtained by predecessor entity shareholder of $47,403. In addition, we had a working capital deficiency of $23,718,103 at September 30, 2010. We did not have any material commitments for capital expenditures as of September 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of September 30, 2010, the Company had accrued $1,314,098, including accrued interest of $260,713, related to this matter.

Item 1A.	Risk Factors

Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2009 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of September 30, 2010 and December 31, 2009, there were no Series A Convertible Preferred Stock outstanding.

Item 4.	Submission of Matters to a Vote of Security Holders continued

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of September 30, 2010 and December 31, 2009, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of September 30, 2010, none of the shares under this plan have been issued and the Company has accrued $712,637 of cash and recorded additional paid-in capital of $189,416 for stock compensation based on the fair value of 3,563,185 shares to be issued to the members of the Board.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: November 17, 2010	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: November 17, 2010	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer