Form 10-K
period 2010-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2011-04-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Title of Class)

(Title of Class)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Issuer’s revenues for 2010, its most recent fiscal year, were $0 from continuing operations.

As of April 13, 2011, the number of freely tradable shares not held by affiliates was 119,698,237.

As of April 13, 2011, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,591,000.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 13, 2011 is as follows:

Class	Outstanding at April 1, 2010

Common stock - par value $0.00001	704,952,244

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

 “APR” - Arrow Pacific Resources Group Limited, a British Virgin Islands company, is currently the principal shareholder of the Company, owning 352,072,778 shares or approximately 50%.

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

The forestry industry involves harvesting, silviculture (the growing and cultivation of trees), milling, value-added processing and manufacturing. Globally, the industry is being pressured from many directions. Governments have attempted to improve the forestry industry with privatizing measures, which transfer the property rights through the sale of natural forests or planned forests. Only a limited number of countries were involved in this practice in the 1970s and 1980s, and among them were Chile and China. In New Zealand, privatization began in the late 1980s with the sale of 550,000 ha and in 2000, was shown to have 94% of planted forests owned privately. Between 2000 and 2002, South Africa saw the benefits of this system and estimated that 90,000 had become privatized. Privatization typically consists of the management of natural forest concessions or leases, volume permits or standing timber sales, outsourcing and community-based approaches. Global paper consumption trends continue to edge higher, confirming its utility as a low cost, high- performance and flexible material. Paper has been labeled by many as “essential” for development and modern living. Global consumption has increased by at least 25% during the 20th century and by a factor of three in the last three decades alone.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.  As of December 31, 2010, the Company has accrued $1,329,898, including accrued interest of $276,514, related to this matter.

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

HUMAN RESOURCES

As of December 31, 2010, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

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

EMPLOYEES

As of December 31, 2010, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

SIGNIFICANT CAPITAL REQUIREMENTS & DILUTION

The Company’s capital requirements are and will continue to be significant. The Company anticipates, based on management’s internal forecasts and assumptions relating to its operations (including the costs associated with marketing), that unless at least $5,000,000 is raised for working capital purposes, the Company’s cash resources will not be sufficient to satisfy the Company’s contemplated cash requirements and that additional financing may be needed to support the Company. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. To the extent that any financing involves the sale of the Company’s equity securities, the interests of the Company’s then existing shareholders could be substantially diluted. Dilution will also occur when and if options to be granted to employees, consultants and other third parties are exercised.

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

OWNERSHIP OF THE COMPANY

APR owns 50% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is a 7.5% owner of the Company’s stock.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,867,237 for the year ended December 31, 2010 and a net loss during the development stage from inception in November 15, 2005 through December 31, 2010 of $155,611,258. The Company’s operations are in the development stage, and the Company has generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

The market price of our common stock may be volatile, which could adversely affect the value of any common stock that you may own.

The market price of our common stock may fluctuate significantly in response to the following factors:

•	variation in our quarterly operating results;

•	our announcements of significant contracts, milestones or acquisitions;

•	our relationships with other companies;

•	our ability to obtain capital commitments;

•	additions or departures of our key personnel;

•	sales of our common stock by others or termination of stock transfer restrictions;

•	changes in estimates of our financial condition by securities analysts; and

•	fluctuations in stock market price and volume.

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
Our executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, 27th Floor, New York, NY 10019 where we use office space, on a temporary basis, under a management agreement with Empire Advisory, LLC.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.  As of December 31, 2010, the Company has accrued $1,329,898, including accrued interest of $276,514, related to this matter.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering consisted of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities were not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement were not sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2010, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering consisted of the Company's Series C Convertible Preferred Stock that was convertible into our common stock. These securities were not required to be and were not registered under the Securities Act of 1933. Shares issued under this placement were not sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2010, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2010, none of the shares under this plan have been issued and the Company has accrued $750,137 of cash and recorded additional paid-in capital of $225,033 for stock compensation based on the fair value of 3,750,685 shares to be issued to the members of the Board.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

 Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of April 13, 2011 was approximately 321.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2010
1st Quarter	$0.04	$0.01
2nd Quarter	0.03	0.01
3rd Quarter	0.04	0.01
4th Quarter	0.10	0.03

2009
1st Quarter	$0.10	$0.02
2nd Quarter	0.08	0.02
3rd Quarter	0.09	0.04
4th Quarter	0.05	0.02

As of April 13, 2011, the number of freely tradable shares not held by affiliates is 119,698,237.

As of April 13, 2011, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,577,000.

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

GENERAL

We are a holding company whose only operating subsidiary as of December 31, 2010 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2009, the Company has recovered $52,000 under this agreement.

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

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, and Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the consolidated financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain stockholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. The adoption of this update by the Company did not have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this update to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in its wholly-owned subsidiary.

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

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855, the Company evaluated all events or transactions that occurred after June 30, 2010 up through August 23, 2010, the date the Company issued these condensed consolidated financial statements. During this period, there were no subsequent event transactions

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the year ended December 31, 2010, we incurred consulting fees of $4,776,207, of which $4,625,814 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements. For the year ended December 31, 2009, we incurred consulting fees of $4,296,832, of which $4,161,526 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There were no revenues generated for the years ended December 31, 2010 and 2009 as the Company still is in development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the years ended December 31, 2010 and 2009 as the Company still is in development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $5,231,207 for the year ended December 31, 2010 as compared to $4,296,832 for the year ended December 31, 2009, and $21,712,901 for the accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $167,853 for the year ended December 31, 2010 as compared to $138,665 for the year ended December 31, 2009, and $1,029,128 for the accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010. This was primarily due to an increase in accounting expense.

Directors’ compensation decreased to $202,500 for the year ended December 31, 2010, as compared to $235,000 for the year ended December 31, 2009, and $975,178 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010. The decrease was due to a December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007, in addition to one director’s resignation. The change is also due to fluctuating share prices.

Delaware franchise taxes amount were $420 for the year ended December 31, 2010 as compared to $420 for the year ended December 31, 2009, and $186,261 for the period from inception (November 15, 2005) to December 31, 2010. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At December 31, 2009, the Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and 2005 in the amounts of $420, $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to an administrative oversight. The Company hopes to file the delinquent tax returns in 2011.

Total operating expenses during the development stage increased to $5,601,980 for the year ended December 31, 2010 as compared to $4,670,917 for the year ended December 31, 2009, and $23,903,468 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.  As of December 31, 2010, the Company has accrued $1,329,898, including accrued interest of $276,514, related to this matter.

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

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of December 31, 2010 and December 31, 2009 the Company had $12 and $91 of cash, respectively. We had losses of $8,412,237 for the year ended December 31, 2010 and had zero revenue as of December 31, 2010. We had losses of $6,520,053 for the year ended December 31, 2009 and had zero revenue as of December 31, 2009. In order for us to survive during the next twelve months we will need to secure approximately $5,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2010, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $3,259,842 of cash in our operating activities during the year ended December 31, 2010. We had a net loss of $8,867,237. We had stock-based directors’ compensation for shares to be issued of $52,500, an increase in accounts payable and accrued expenses payable of $3,724,193 mostly related to compensation and management fees, expenses related to common stock issued for consulting service in lieu of cash of $585,000, an increase on the liability for legal judgment obtained by the predecessor entity shareholder of $63,203 due to accrued interest, and common stock issued for debt conversion expense of $1,182,500. In addition, we had a working capital deficiency of $25,352,770 at December 31, 2010. We did not have any material commitments for capital expenditures as of December 31, 2010.

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

CEO-President, Chairman and Director - Peter J. Frugone

In addition to the traditional investment banking skills related to sourcing, valuation and negotiation, Mr. Frugone, 60, has significant experience in hands-on operating roles at the senior levels, as well as strategic and advisory roles as director of and consultant to small-cap and mid-cap companies. He has overseen the processes of strategic planning and oversight, recruitment of management executives, assisting with follow-on capital requirements, arranging follow-on acquisitions, and assisting with realization of value through IPO, public sale or sale or merger of the company. Mr. Frugone is experienced in all phases of financial analysis, corporate re-engineering and restructuring, information technology and Internet marketing, real estate financing and development, and commercial/residential general construction/management.

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

Director - John E. McConnaughy, Jr.

John E. McConnaughy, Jr., 81 is Chairman and Chief Executive Officer of JEMC Corporation, a personal holding company he founded in 1985. He was Chairman and CEO of Peabody International Corp. from 1969 and in addition Chairman and CEO of GEO International Corp. when it was spun off in 1981. He retired from the former in February 1986 and the latter in October 1992.

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

Director - Rudolph Karundeng

Mr. Karundeng, 31, has assisted Hans Karundeng, helping start, maintain and oversee the operations at a senior level of numerous projects throughout the world since 2000. His primary role in most of these projects was the acquisition of capital through banking means as well as financial analysis of projects and transforming their structure in order to be viable for funding by banks.

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

Senior Advisor - Hans Karundeng

Mr. Hans Karundeng, 60, has been involved in a wide variety of business ventures throughout his life. His first business activity was operating a bakery which supplied bread to the city as well as neighboring cities and to this day is still well known throughout Java, Indonesia. After selling his shares in the business, he became involved in Timber and timber related products with the company that has now become one of the largest paper and paper related products manufacturer and supplier in the world, Asian Pulp and Paper. Mr. Karundeng during this time, opened a company named P.T. Akal Rasa, which helped develop low-income housing for an underdeveloped area in Indonesia.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this amended Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The directors and executive officers of the Registrant as of December 31, 2010 were as follows:

Name and Address	Position	Tenure

Peter J. Frugone	Chairman, Chief Executive	2005 to Present
124 West 79th Street, Apt 14B	Officer and Director
New York, NY

Rudolph Karundeng	Director	2005 to Present
19 Taman Serasi
Botanic Garden View #01-25

John E. McConnaughy Jr.	Director	2005 to Present
637 Valley Road
New Canaan Ct.

James Rothenberg	Director	10/15/2007
152 W. 57th Street, 27th Floor,		to
New York, NY 10019		12/31/2009

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

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2010, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

Item 11.	Executive Compensation.

The following table sets forth the salaries of the Company’s executive officers for the fiscal years ending December 31, 2010 and December 31, 2009.

		Annual Compensation			Long-Term Compensation
				Other	Restricted	Number of Restricted	Securities
				Annual	Stock	Restric	Underlying	LTIP	All other
Name and Principal		Salary	Bonus	Compensation	Award(s)	Stock	Options/	Payouts	Compensation
Position	Year	($)	($)	($)	($)	Award(s)	SARs (#)	($)	($)
Peter J. Frugone	2010 (1)	$-	$-	$50,000	$-		-	$-	$17,500	(1)
Chairman, CEO and Director	2009	-	-	50,000	-		-	-	8,750
Rudolph Karundeng	2010 (2)	-	-	50,000	-	-	-	-	17,500	(2)
Director	2009	-	-	50,000	-		-	-	8,750
John E. McConnaughy, Jr.	2010 (3)	-	-	50,000	-	-	-	-	17,500	(3)
Director	2009	-	-	50,000	-		-	-	8,750
James Rothenberg	2010 (4)	-	-	-		-	-	-	-	(4)
Director	2009	-	-	50,000		-	-	-	8,750

(1)
As part of Chairman's compensation that was approved by the Board of Director on December 3, 2007, Mr. Frugone is entitled to 1,000,000 shares of the Company's Common Stock which has an aggregated fair market value of $60,625. At December 31, 2009, none of these shares were issued.

(2)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Karundeng is entitled to 1,000,000 shares of the Company's Common Stock which has fair market value of $60,625. At December 31, 2009, none of these shares were issued.

(3)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. McConnaughy is entitled to 1,000,000 shares of the Company's Common Stock which has fair market value of $60,625. At December 31, 2009, none of these shares were issued.

(4)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Rothenberg is entitled to 552,740 shares of the Company's Common Stock which had a fair market value of $31,239 at December 31, 2010.  Effective close of business December 31, 2009, Mr. Rothenburg resigned from the Board of Directors.  At December 31, 2010, none of these shares were issued.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 13, 2011, there were 704,952,244 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class
Peter J. Frugone (2)	Chairman, Chief Executive Officer and Director	53,000,000	7.5%
Rudolph Karundeng (3)	Director	53,000,000	7.5%
John E. McConnaughy Jr. (4)	Director	11,655,000	1.7%
James Rothenberg (5)	Director (10/15/07 - 12/31/09)	50,000	0.0%
John Allen (6)	Former Director (1/1/07 - 2/28/07)	39,726	0.0%
Robert Levinson (7)	Former Director (2/26/07 - 10/15/07)	158,219	0.0%
Arrow Pacific Resources Group Limited (8)		352,072,778	49.9%
AIS International Holdings Ltd. (9)		55,000,000	7.8%
Officers and Directors as a Group (4 persons)		117,705,000	16.7%

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

(2)
Mr. Frugone's address is 124 West 79th Street, Apt 1, New York, NY. Mr. Frugone is entitled to 1,000,000 common shares related to directors' compensation, none of which were issued as of December 31, 2010.  Mr. Frugone also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

(3)
Mr. Karundeng's address is 19 Taman Serasi, Botanic Garden View #01-25. Mr. Karundeng is entitled to 1,000,000 common shares related to directors' compensation, none of which were issued as of December 31, 2010.  Mr. Karungdeng also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

(4)
Mr. McConnaughy's address is 637 Valley Road, New Canaan Ct. Mr. McConnaughy is entitled to 1,000,000 common shares related to directors' compensation, none of which were issued as of December 31, 2010.  Mr. McConnaughy also holds 10,655,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

(5)
Mr. Rothenberg is entitled to 552,740 common shares related to directors' compensation, none of which were issued as of December 31, 2010.  Effective close of business December 31, 2009, Mr. Rothenberg resigned from the board of directors.

(6)	Mr. Allen is entitled to 39,726 common shares related to directors' compensation, none of which were issued as of December 31, 2010.

(7)	Mr. Levinson is entitled to 158,219 common shares related to directors' compensation, none of which were issued as of December 31, 2010.

(8)
Arrow Pacific Resources Group Limited's address is 19 Taman Serasi, Botanic Garden View #01-25. Arrow Pacific Resources Group Limited currently holds 352,072,778 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

(9)	AIS International Holdings Ltd. currently holds 55,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions.

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

Audit Fees

Audit fees for 2010 and 2009 incurred to KBL, LLP were $70,000 and $70,212. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL, LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees
The Company did not incur audit related fees from KBL, LLP in 2010 and 2009.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees
The Company did not incur tax fees from KBL, LLP in 2010 and 2009.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees
There were no other fees for professional services rendered to the Company during the fiscal years 2010 and 2009, other than the services reported above.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 15, 2011	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: April 15, 2011	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	April 15, 2011
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	April 15, 2011
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY , JR .	Director	April 15, 2011
John E. McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2010 and 2009)	F-2
Consolidated Statement of Operations (For the years ended December 31, 2010 and December 31, 2009, and the period from inception, November 15, 2005, to December 31, 2010)	F-3
Consolidated Statement of Changes in Stockholders' (Deficit) Equity (For the period from inception November 15, 2005 to December 31, 2010)	F-4
Consolidated Statement of Cash Flows (For the years ended December 31, 2010 and December 31, 2009, and the period from inception, November 15, 2005, to December 31, 2010)	F-5

Notes to the consolidated financial statements	F-6 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arrow Resources Development, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Arrow Resources Development, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit), for the year ended December 31, 2010, and for the period from inception (November 15, 2005) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows during the development stage for the year ended December 31, 2010, and for the period from inception (November 15, 2005) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
April 13, 2011

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (during the development stage)

	December 31, 2010	December 31, 2009
ASSETS
Current:
Cash	$12	$91
Total current assets	12	91
Total assets	$12	$91
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $8,059,291 and $6,446,791 due to Company shareholders and directors, respectively	$11,439,957	$7,765,910
Liability for legal judgment obtained by predecessor entity shareholder	1,329,898	1,266,695
Due to related parties	10,447,373	7,401,519
Notes payable, including accrued interest of $164,554 and $152,500, respectively	2,135,554	2,089,000
Total liabilities	25,352,782	18,523,124

Commitments and contingencies		-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outsanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 704,952,244 and 678,452,244 issued and outstanding, respectively	7,050	6,785
Common stock to be issued, $0.00001 par value, 33,554,684 and 32,804,684, respectively	336	328
Additional paid-in capital	130,251,102	128,213,875
Accumulated deficit	(155,611,258)	(146,744,021)
Total stockholders’ (deficit)	(25,352,770)	(18,523,033)
Total liabilities and stockholders’ (deficit)	$12	$91

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Operations (During the Development Stage)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2010

Revenue	$0	$-	$52,000	$52,000
Operating expenses:				-
Consulting fees and services, including $4,625,814, $4,161,526, $15,440,707 and $20,066,521 incurred to related parties, respectively	5,231,207	4,296,832	16,481,694	21,712,901
General and administrative	167,853	138,665	861,275	1,029,128
Directors' compensation	202,500	235,000	772,678	975,178
Delaware franchise taxes	420	420	185,841	186,261

Total operating expenses	5,601,980	4,670,917	- 18,301,488	23,903,468

Loss from operations during the development stage	(5,601,980)	(4,670,917)	(18,249,488)	(23,851,468)

Other income (expense):
Income from spin-off	-	52,491	52,491	52,491
Income from forgiveness of debt	-	5,000	5,000	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667	395,667
Loss on legal judgement obtained by predecessor entity shareholder, including accrued interest	(63,203)	(63,203)	(1,266,695)	(1,329,898)
Penalty for default of notes payable	(2,007,500)	(578,000)	(578,000)	(2,585,500)
Loss on write-off of marketing agreement		-	(125,000,000)	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation		-	(2,000)	(2,000)
Loss on debt conversion	(1,182,500)	(250,000)	(250,000)	(1,432,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)	(249,252)
Debt issue costs including interest expense, of which none, $800,000, $1,336,320 and $1,336,320 is to be satisfied in Company Common Stock and none, none, $32,000, and $32,000 incurred to related parties	(12,054)	(1,015,424)	(1,601,744)	(1,613,798)
	(3,265,257)	(1,849,136)	(128,494,533)	(131,759,790)

Net loss	$(8,867,237)	$(6,520,053)	$(146,744,021)	$(155,611,258)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.013)	$(0.010)	$(0.232)	$(0.245)

Weighted-average number of shares of common stock outstanding	679,105,669	662,865,179	632,517,332	634,999,668

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock		Additional	Accumulated
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount	Paid-in Capital	Deficit	Total
Balance, November 15, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—	$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—	—	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—	—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	—	—	985,000	10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—	—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	—	—	500,000	5	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	—	—	—	—	—	—	280,000
Common stock issued in settlement of predecesor entity stockholder litigation	—	—	—	—	-	-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685	10	—	—	60,031	—	60,041
Net loss for the year	—	—	—	—	—	—	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—	—	—	—	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—	—	—	—	—	—	25,000
Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	x 3	250,000	3	104,996	—	105,002
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	x 10	—	—	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	x 47	3,000,000	30	536,243	—	536,320
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	x 10	—	—	49,990	—	50,000
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000	27	—	—	245,969	—	245,996
Common stock issued for consulting and marketing services	—	—	—	—	—	—	2,250,000	23	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	—	—	—	—	—	—	—	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	—	—	7,100,000	71	354,929	—	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	—	—	500,000	5	24,995	—	-
Common Stock to be issued for cash received by Company	—	—	—	—	2,500,000	25	—	—	249,975	—	250,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	10	—	—	34,990	—	35,000
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	16,000,000	160	—	—	719,840	—	720,000
Debt issue costs satisfied in Company Common Stock	—	—	—	—	-	-	1,000,000	10	79,990	—	80,000
Common stock issued for reset of previous subscription agreement	—	—	—	—	—	—	138,095	2	5,523	—	5,525
Common stock to be issued for reset of previous subscription agreement	—	—	—	—	1,109,999	11	—	—	44,389	—	44,400
Common stock issued for debt conversion	—	—	—	—	—	—	14,470,909	145	771,855	—	772,000
Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	—	—	(6,520,053)	(6,520,053)
Balance, December 31, 2009	-	$-	-	$-	32,804,684	$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	—	—	—	—	750,000	8	—	—	52,492	—	52,500
Common stock issued for consulting services, in lieu of cash payment	—	—	—	—	—	—	6,500,000	65	584,935	—	585,000
Common stock issued for debt conversion	—	—	—	—	—	—	20,000,000	200	1,399,800	—	1,400,000
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	—	—	—	(8,867,237)	(8,867,237)
Balance, December 31, 2010	-	$-	-	$-	33,554,684	$336	704,952,244	$7,050	$130,251,102	$(155,611,258)	$(25,352,770)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2010
Net loss	$(8,867,237)	$(6,520,053)	$(146,744,021)	$(155,611,258)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Common stock issued for reset of previous scubscription agreement	-	5,525	5,525	5,525
Common stock to be issued for reset of previous scubscription agreement	-	44,400	44,400	44,400
Debt issue costs to be satisfied in Company Common Stock	-	720,000	1,256,320	1,256,320
Debt issue costs satisfied in Company Common Stock	-	80,000	80,000	80,000
Common stock issued for debt conversion	1,182,500	772,000	772,000	1,954,500
Common stock issued for conversion of due to Related party	-	(39,000)	(39,000)	(39,000)
Debt issue costs paid in cash	-	-	50,000	50,000
Common stock issued for marketing services	-	-	122,500	122,500
Common stock to be issued for consulting services	-	-	246,007	246,007
Expense related to common stock issued for consulting services, in lieu of cash	585,000	-	-	585,000
Stock-based directors' compensation to be issued	52,500	35,000	172,541	225,041
Changes in operating asset and liabilities:				-
Increase in accounts and accrued expenses payable	3,724,193	2,400,868	7,072,050	10,796,243
Liability for legal judgement obtained by predecessor entity shareholder, including accrued interest	63,203	63,203	1,266,695	1,329,898
Net cash (used in) operating activities	(3,259,842)	(2,438,057)	(9,430,766)	(12,690,608)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(37,500)	(210,700)	(900,275)	(937,775)
Net cash (used in) investing activities	(37,500)	(210,700)	(860,699)	(898,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	252,000	861,000	1,869,000	2,121,000
Proceeds of loans received from related parties	-	30,000	1,875,000	1,875,000
Repayment towards loan from related party	-	(5,000)	(179,425)	(179,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	3,045,262	1,512,832	4,444,981	7,490,243
Net increase in investments/capital contributed	-	250,000	2,232,000	2,232,000
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	3,297,262	2,648,832	10,291,556	13,588,818

Net change in cash	(79)	75	91	12
Cash balance at beginning of period	91	16	-	-
Cash balance at end of period	$12	$91	$91	$12

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

Going Concern Status:

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,867,237 for the year ended December 31, 2010, and a net loss during the development stage from inception in November 15, 2005 through December 31, 2010 of $155,611,258. The Company’s operations are in the development stage, and the Company has substantially not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from November 15, 2005 to December 31, 2010 and for the years ended December 31, 2010 and 2009. As of December 31, 2010, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to December 31, 2010, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, and Amendments to Certain Recognition and Disclosure Requirements, which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the consolidated financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain stockholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. The adoption of this update by the Company did not have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this update to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in its wholly-owned subsidiary.

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

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855, the Company evaluated all events or transactions that occurred after June 30, 2010 up through August 23, 2010, the date the Company issued these condensed consolidated financial statements. During this period, there were no subsequent event transactions

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the year ended December 31, 2005, 2006, 2007, 2008, 2009 or 2010.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$63,329
Differences resulting from use of cash basis for tax purposes	-

Total deferred tax assets	63,329
Less valuation allowance	(63,329)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
Net Operating Loss Carryover	$186,261

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(155,797,519)
Delaware franchise taxes deductible on Company's tax return	186,261
Net loss for the period from inception (November 15, 2005) to December 31, 2010	$(155,611,258)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2010 and 2009, the Company had notes payable outstanding as follows:

		December 31,	December 31,
Holder	Terms	2010	2009

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	200,000	265,500
Accrued interest (2)		12,054	-
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	155,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (19)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
Total		$2,135,554	$2,089,000

(1)
The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock could not be issued until the party to whom the note was assigned by its original holder emerged from bankruptcy or reorganization. In March 2010, the note holder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (“Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008 (See Note 5).

On March 5, 2009, the Company received another $50,000 interest bearing advance from Marozzi. The Company was to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This left a balance of $200,000 unpaid principal as of June 30, 2009.  On August 12, 2009, the Company and Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000.  The principal amount was payable on February 5, 2010.  On April 17, 2009, the Company received a $12,500 non-interest bearing advance from Marozzi. The Company was to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from Marozzi.  On August 13, 2009, the Company and Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010.  On August 7, 2009, the Company received a $33,000 non-interest bearing advance from Marozzi. In repayment, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note was executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with Marozzi for the $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009. This left a total balance of $265,500 of unpaid principal as of December 31, 2009 which was in default.

On March 3, 2010, the Company received an $110,000 interest bearing advance from Marozzi. The Company was to pay interest at the interest rate of 10% payable at the time of repayment due March 3, 2011. As of March 3, 2011, the advance was not repaid by the Company, and is currently in default.  On April 21, 2010, the Company received a $42,000 interest bearing advance from Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due April 21, 2011.  The Company had the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  On December 14, 2010 the Company agreed to issue 20 million shares of its common stock in settlement of $217,500 of the older debt instruments owed to Marozzi.  The Company recorded a loss on debt conversion of $1,182,500 in connection with this transaction.  This left a total balance of $200,000 of unpaid principal as of December 31, 2010.

(3)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from James R. McConnaughy (“McConnaughy”), which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that were issuable to McConnaughy as of December 31, 2008. On December 23, 2008, the Company received another $15,000 non-interest bearing advance from McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)
On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe (“Joffe,”) which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Joffe, which is due on demand.

(5)
On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (“Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli.  The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and  Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009.  On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The balance of $550,000 note payable is currently in default.

(6)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which was due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.  On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.   On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed.  This left a balance of $155,000 unpaid principal as of December 31, 2009. On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.  This leaves a balance of $255,000 unpaid principal as of December 31, 2010.  John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(7)
On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff (“Neff”), the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock.  During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Neff as of December 31, 2008. On August 12, 2009, the Company and Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. This note payable is currently in default.

(8)
On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  During the years ended ~~As of~~ December 31, 2010 and 2009, the Company incurred $1,642,500 and $476,000 in default penalties respectively, and has accrued cumulative default penalties of $2,118,500 as of December 31, 2010.

(9)
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

(10)
On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was  payable on December 11, 2009 and the loan is currently in default.  During the years ended December 31, 2010 and 2009, the Company incurred $365,000 and $102,000 in default penalties respectively, and has accrued cumulative default penalties of $467,000 as of December 31, 2010.

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

As of December 31, 2010 and December 31, 2009, the Company had short-term borrowings of $8,517,313 and $5,472,111, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Consulting fees and services charged in the Statement of Operations for the years ended December 31, 2009 and 2008 incurred to Empire totaled $3,125,814 and $2,661,526, respectively. Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2010, December 31, 2009 and for the period from November 15, 2005 to December 31, 2010 incurred to Empire totaled $4,776,207, $4,296,832, and $16,481,694, respectively.

During the year ended December 31, 2010, the Company also incurred Director’s compensation expense of $67,500 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  At December 31, 2010 the Company is obligated to issue 1,000,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $200,000 due to him for the cash based portion of his 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

During the years ended December 31, 2010 and 2009, the Company made cash payments of $276,043 and $992,570, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2010 and December 31, 2009 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,500,000 and $1,500,000, respectively. In addition, as of December 31, 2009 and 2008 the Company owed them a total of $7,659,291 and $6,146,791, respectively. These agreements are discussed in detail in Note 11.

During the year ended December 31, 2010, the Company also incurred Director’s compensation expense $67,500 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant. At December 31, 2010 the Company is obligated to issue 1,000,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $200,000 due to him for the cash based portion of his 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

[3] Non-Interest Bearing Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. This note was repaid in October 2006.  Also, in October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which was also due on demand.  Of this amount, $25,000 was repaid in March 2007 and $88,000 in April and May 2008, leaving a balance due of $87,000 on this note.  In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007 the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr. In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In July 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of December 31, 2010 and December 31, 2009, the Company had $1,955,000 and $1,955,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

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

During the year ended December 31, 2010, the Company also incurred Director’s compensation expense $67,500 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  At December 31, 2010 the Company is obligated to issue 1,000,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $200,000 due to him for the cash based portion of his 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2010 and December 31, 2009, none of the shares under this plan have been issued and the Company has an accrued liability of $750,137 and $600,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $225,033 and $172,541, respectively, for stock-based compensation based on the fair value of 3,750,685 and 3,000,685 shares to be issued to the members of the Board, respectively.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2010, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2010 and December 31, 2009, none of the shares under this plan had been issued and the Company has accrued $750,137 and $600,137 of cash-based compensation and recorded additional paid-in capital of $255,033 and $172,541 for stock compensation based on the fair value of 3,750,685 shares and 3,000,685 to be issued to the members of the Board.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of December 31, 2010, none of these shares have been issued to Charles A. Moskowitz.

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

On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (“Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli.  The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and  Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009.  On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The balance of $550,000 note payable is currently in default.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (“Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008 (See Note 5).

On March 5, 2009, the Company received another $50,000 interest bearing advance from Marozzi. The Company was ~~is~~ to repay the full amount of the March 5, 2009 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  This left a balance of $200,000 unpaid principal as of June 30, 2009.  On August 12, 2009, the Company and Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000.  The principal amount was payable on February 5, 2010.  On April 17, 2009, the Company received a $12,500 non-interest bearing advance from Marozzi. The Company was to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from Marozzi.  On August 13, 2009, the Company and Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010.  On August 7, 2009, the Company received a $33,000 non-interest bearing advance from Marozzi. In repayment, the Company was to repay the full amount of the note in cash within 60 calendar days from the date the note was executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with Marozzi for the $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009. This left a total balance of $265,500 of unpaid principal as of December 31, 2009 which was in default.

On March 3, 2010, the Company received an $110,000 interest bearing advance from Marozzi. The Company was to pay interest at the interest rate of 10% payable at the time of repayment due March 3, 2011. As of March 3, 2011, the advance was not repaid by the Company, and is currently in default.  On April 21, 2010, the Company received a $42,000 interest bearing advance from Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due April 21, 2011.  The Company had the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  On December 14, 2010 the Company agreed to issue 20 million shares of its common stock in settlement of $217,500 of the older debt instruments owed to Marozzi.  The Company recorded a loss on debt conversion of $1,182,500 in connection with this transaction.  This left a total balance of $200,000 of unpaid principal as of December 31, 2010.

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

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (“Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of December 31, 2010, the Company has not yet issued these shares to the Purchaser.  On the date of the purchase, the fair value of these shares was $140,000.  During the year ended December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff. The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of unregistered Company common stock.  The Company recorded $60,000 in costs related to the 1,000,000 shares of common stock that are issuable to Scott Neff as of December 31, 2008.  On August 12, 2009, the Company and Scott Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was was payable on February 5, 2010. This note payable is currently in default.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  During the years ended December 31, 2010 and 2009, the Company incurred $1,642,500 and $476,000 in default penalties respectively, and has accrued cumulative default penalties of $2,118,500 as of December 31, 2010.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  During the years ended December 31, 2010 and 2009, the Company incurred $365,000 and $102,000 in default penalties respectively, and has accrued cumulative default penalties of $467,000 as of December 31, 2010.

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

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of December 31, 2010, 138,095 shares had been issued.

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

During the year ended December 31, 2010, the Company made cash payments to Hans Karundeng of $37,500 under his agreement. During the year ended December 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from November 15, 2005 to December 31, 2007, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $563,000 under the agreements.

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

During the year ended December 31, 2010, the Company made cash payment of $276,043 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payment of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from November 15, 2005 to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2009, the Company has accrued $1,266,695, including accrued interest of $213,310, related to this matter.  As of December 31, 2010, the Company has accrued $1,329,898, including accrued interest of $276,514, related to this matter.

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

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and it's subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of December 31, 2010, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2010, the Company has not recovered any revenue from this agreement.

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

On November 22, 2010, the Company entered into a Consulting Agreement with Franco, Inc. to provide market research and analysis services in the lumber and corn markets of Indonesia and Asia.  As payment for the Consultant’s services, the Company paid 6.5 million shares of Company common stock.  As of December 31, 2010, the Company expensed $585,000 related to the market value of the 6.5 million shares using the Company’s closing market price on November 22, 2010.

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of December 31, 2009, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of December 31, 2010, the Company has received no additional funds.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2010, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2010, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2010, the Company has accrued an additional $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ended December 31, 2009. At December 31, 2009 the Company has accrued $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2009.  As of December 31, 2010 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $186,261.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending December 31,	Amounts
2011	$5,469,649
-
$5,469,649

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

We have evaluated subsequent events from the balance sheet date through the date the financial statements were issued and have determined that there are no events that would have a material impact on the financial statements except from those events previously disclosed in the notes the financial statement.

Exhibit Index

Exhibit No.

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1           Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2           Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer