Form 10-K/A
period 2010-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2011-05-23
CIK 795255

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.
☒ Yes    No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated Filer    ☐ Accelerated filer   ☐ Non-accelerated filer    ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      ☒ No

Issuer’s revenues for 2010, its most recent fiscal year, were $0 from continuing operations.

As of May 20, 2011, the number of freely tradable shares not held by affiliates was 119,698,237.

As of May 20, 2011, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $5,985,000.

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2011 is as follows:

Class	Outstanding at May 20, 2011

Common stock - par value $0.00001	704,952,244

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K/A constitutes “forward-looking statements” relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as

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

We used to be a telecommunications and recruiting company formally known as CNE Group, Inc.   CNE Group, Inc. was incorporated under the laws of the State of Delaware in 1968. We changed our name to Arrow Resources Development, Inc. on or around December 1, 2005. The Company elected to shift its business focus from telecommunications and recruiting to the worldwide commercial exploitation of natural resources.

GENERAL

The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world.

Our corporate executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, 27th Floor, New York, NY 10019 (212-262-2300) and our web site is www.arrowrd.com.

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

On August 1, 2005, Arrow Pacific Resources (s) Pte. Ltd. (“Arrow Pte.”) entered into a Marketing and Distribution Agreement with Arrow Resources Development Ltd. (“Arrow Ltd.”) (a Bermuda Limited Company), which is a wholly-owned subsidiary of Arrow, that provided for both Companies to receive 10% of the gross sales generated by all plantation and mining operations and any and all derivative products (e.g. corn, paper, pulp, chips). Under this agreement, Arrow was to act as a consultant and agent for all operations. Arrow was to retain 10% of their gross revenues.

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

Based on the fact that Arrow Pte. was unable to fulfill their part of the agreement, the Company has reached the conclusion that the marketing and distribution agreement has no value. Therefore, the Company has fully impaired the value of the agreement and recorded a loss on write-off of the marketing and distribution agreement of $125,000,000 at December 31, 2007.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2010 and 2009, the Company has accrued $1,329,898 and $1,266,695, including accrued interest of $276,514 and $213,310, related to this matter.

On December 14, 2005, Empire Advisory received a $250,000 non-interest bearing advance from Butler Ventures, LLC the proceeds of which were used for the benefit of the Company and for which the liability was transferred to the Company.  In repayment, the Company would repay the full amount of the note in converted securities and U.S. dollars on the earlier of March 31, 2006, without further notice or demand, or immediate payment in the event of default. On December 8, 2008, Butler filed a motion for summary judgment in lieu of complaint against Empire in the Supreme Court of the State of New York for failing to repay the loan on the maturity date. On January 29, 2009, Empire Advisory, LLC and Butler Ventures, LLC entered into Settlement Agreement and Mutual Release where the parties had agreed to resolve amicable the amounts due and owing to Butler by issuing to Butler common stock in Empire’s affiliated company, Arrow Resources Development, Inc. as well as by payment of all attorneys’ fees and expenses accrued to date. Empire Advisor shall cause the Company to issue to Butler shares of common stock in the Company. Butler agreed to extend until on or prior to March 31, 2009 for performance of all of Empire’s obligations. In consideration for this extension, Empire Advisor agreed to cause the Company to issue to Butler an additional 100,000 shares of the Company common stock. The Company defaulted on this extension.  On June 17, 2009, Empire Advisory transferred the loan obligations to the Company, and the Company agreed to assume the loan obligations. On July 14, 2009, the Company issued 9,690,909 shares of common stock to Butler Ventures, LLC with a market value on the date of issuance of $533,000 in full settlement of the $250,000 note payable. 9,090,909 shares were issued in exchange for a senior note payable that has been assumed by the Company.  100,000 shares were issued in accordance with the aforementioned extension, and 500,000 shares were issued to Butler in consideration of Butler’s agreement to forego its remedies related to the aforementioned default of the extension.

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

Arrow began operations in September, 2005, and to date has generated $52,000 in revenues. The Company has no significant operating history. There is no assurance that the Company will be able to operate and manage on a profitable basis or that cash flow from operations will be sufficient to pay the operating costs of the Company. The Company may need to raise additional capital to finance its continued operations. The Company may seek additional financing through debt or equity financings. There is no assurance that additional financing will be available to the Company, or if available, that the financing will be on terms acceptable to the Company. There is no assurance that the Company’s estimate of its reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur that will result in the need to raise additional funds. In the event that the Company cannot raise needed capital, it will have a material adverse affect on the Company. There is no assurance that the Company will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,867,237 for the year ended December 31, 2010 and a net loss during the development stage from inception (November 15, 2005) through December 31, 2010 of $155,611,258. The Company’s operations are in the development stage, and the Company has generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

Companies generally rely heavily on stock options as a major component of our employee compensation packages. If we are required to expense options granted to our officers and employees, although our cash position would not be affected, our income from continuing operations and our stockholders’ equity would decrease and our stock price could be adversely affected. In such event, we may have to decrease or eliminate option grants to our officers and employees, which could negatively impact our ability to attract and retain qualified employees and executive personnel. While the Company does not currently have a stock option plan, such a plan may be established in the future.

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

Our executive officers and directors, and persons or entities affiliated with them, currently control approximately 67% of our outstanding common stock. These stockholders, if they act together, may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of our Company and might affect the market price of our common stock.

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
Our executive offices are located at Carnegie Hall Tower, 152 W. 57th Street, 27th Floor, New York, NY 10019 where we use office space, under a management agreement with Empire Advisory, LLC.

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

On December 14, 2005, Empire Advisory received a $250,000 non-interest bearing advance from Butler Ventures, LLC the proceeds of which were used for the benefit of the Company and for which the liability was transferred to the Company.  In repayment, the Company would repay the full amount of the note in converted securities and U.S. dollars on the earlier of March 31, 2006, without further notice or demand, or immediate payment in the event of default. On December 8, 2008, Butler filed a motion for summary judgment in lieu of complaint against Empire in the Supreme Court of the State of New York for failing to repay the loan on the maturity date. On January 29, 2009, Empire Advisory, LLC and Butler Ventures, LLC entered into Settlement Agreement and Mutual Release where the parties had agreed to resolve amicable the amounts due and owing to Butler by issuing to Butler common stock in Empire’s affiliated company, Arrow Resources Development, Inc. as well as by payment of all attorneys’ fees and expenses accrued to date. Empire Advisor shall cause the Company to issue to Butler shares of common stock in the Company. Butler agreed to extend until on or prior to March 31, 2009 for performance of all of Empire’s obligations. In consideration for this extension, Empire Advisor agreed to cause the Company to issue to Butler an additional 100,000 shares of the Company common stock. The Company defaulted on this extension.  On June 17, 2009, Empire Advisory transferred the loan obligations to the Company, and the Company agreed to assume the loan obligations. On July 14, 2009, the Company issued 9,690,909 shares of common stock to Butler Ventures, LLC with a market value on the date of issuance of $533,000 in full settlement of the $250,000 note payable. 9,090,909 shares were issued in exchange for a senior note payable that has been assumed by the Company.  100,000 shares were issued in accordance with the aforementioned extension, and 500,000 shares were issued to Butler in consideration of Butler’s agreement to forego its remedies related to the aforementioned default of the extension.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering consisted of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities were not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2010, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering consisted of the Company's Series C Convertible Preferred Stock that was convertible into our common stock. These securities were not required to be and were not registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2010, there was no Series C Convertible Preferred Stock outstanding.

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

 Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of May 20, 2011 was 321.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2010
1st Quarter	$0.04	$0.01
2nd Quarter	0.03	0.01
3rd Quarter	0.04	0.01
4th Quarter	0.10	0.02

2009
1st Quarter	$0.10	$0.02
2nd Quarter	0.08	0.02
3rd Quarter	0.09	0.04
4th Quarter	0.05	0.02

As of May 20, 2011, the number of freely tradable shares not held by affiliates is 119,698,237.

As of May 20, 2011, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $5,985,000.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2010, the Company has recovered $52,000 under this agreement.

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

In February 2010, the FASB issued FASB ASU 2010-09, Subsequent Events, and Amendments to Certain Recognition and Disclosure Requirements , which clarifies certain existing evaluation and disclosure requirements in ASC 855 related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the consolidated financial statements are issued and is effectively immediately. The new guidance does not have an effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation ” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain stockholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. The adoption of this update by the Company did not have any material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification ” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this update to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in its wholly-owned subsidiary.

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

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855, the Company evaluated all events or transactions that occurred after December 31, 2010 up through May 20, 2011, the date the Company issued these condensed consolidated financial statements.  During this period, the Company had material subsequent events as set forth in Note 12 to these condensed consolidated financial statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the year ended December 31, 2010 and 2009, we incurred consulting fees of $5,231,207 and $4,296,832, of which $4,625,814 and $4,161,526 was related to services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There were no revenues generated for the years ended December 31, 2010 and 2009 as the Company still is in development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the years ended December 31, 2010 and 2009 as the Company still is in development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $5,231,207 for the year ended December 31, 2010 as compared to $4,296,832 for the year ended December 31, 2009, and $21,712,901 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $167,853 for the year ended December 31, 2010 as compared to $138,665 for the year ended December 31, 2009, and $1,029,128 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010. This was primarily due to an increase in professional fees.

Directors’ compensation decreased to $202,500 for the year ended December 31, 2010, as compared to $235,000 for the year ended December 31, 2009, and $975,178 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2010. December 3, 2007 resolution to compensate all members of the Board of Directors on an annualized basis of $50,000 in cash and 250,000 shares in the Company’s restricted common stock, effective January 1, 2007.  The decrease was due to a fluctuating share prices, in addition to one director’s resignation.

Delaware franchise taxes amount were $420 for the year ended December 31, 2010 as compared to $420 for the year ended December 31, 2009, and $186,261 for the period from inception (November 15, 2005) to December 31, 2010. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. The Company has estimated unpaid Delaware franchise taxes for the years ended December 31, 2010, December 31, 2009, December 31, 2008, December 31, 2007, December 31, 2006 and 2005 in the amounts of $420, $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to the inability to pay the related taxes. The Company hopes to file the delinquent tax returns in the near future.

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

On December 14, 2005, Empire Advisory received a $250,000 non-interest bearing advance from Butler Ventures, LLC the proceeds of which were used for the benefit of the Company and for which the liability was transferred to the Company.  In repayment, the Company would repay the full amount of the note in converted securities and U.S. dollars on the earlier of March 31, 2006, without further notice or demand, or immediate payment in the event of default. On December 8, 2008, Butler filed a motion for summary judgment in lieu of complaint against Empire in the Supreme Court of the State of New York for failing to repay the loan on the maturity date. On January 29, 2009, Empire Advisory, LLC and Butler Ventures, LLC entered into Settlement Agreement and Mutual Release where the parties had agreed to resolve amicable the amounts due and owing to Butler by issuing to Butler common stock in Empire’s affiliated company, Arrow Resources Development, Inc. as well as by payment of all attorneys’ fees and expenses accrued to date. Empire Advisor shall cause the Company to issue to Butler shares of common stock in the Company. Butler agreed to extend until on or prior to March 31, 2009 for performance of all of Empire’s obligations. In consideration for this extension, Empire Advisor agreed to cause the Company to issue to Butler an additional 100,000 shares of the Company common stock. The Company defaulted on this extension.  On June 17, 2009, Empire Advisory transferred the loan obligations to the Company, and the Company agreed to assume the loan obligations. On July 14, 2009, the Company issued 9,690,909 shares of common stock to Butler Ventures, LLC with a market value on the date of issuance of $533,000 in full settlement of the $250,000 note payable. 9,090,909 shares were issued in exchange for a senior note payable that has been assumed by the Company.  100,000 shares were issued in accordance with the aforementioned extension, and 500,000 shares were issued to Butler in consideration of Butler’s agreement to forego its remedies related to the aforementioned default of the extension.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of December 31, 2010 and December 31, 2009 the Company had $12 and $91 of cash, respectively. We had losses of $8,867,237 and $6,520,053 for the year ended December 31, 2010 and 2009 and had zero revenue as of December 31, 2010 and 2009. In order for us to survive during the next twelve months we will need to secure approximately $3,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2010 covered by this amended Annual Report on Form 10-K/A. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2010.

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

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this amended Annual Report on Form 10-K/A.

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
Jl. Cempaka Putih TImur Raya No. 7
Jakarta 10510 Indonesia

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

(1)
As part of Chairman's compensation that was approved by the Board of Director on December 3, 2007, Mr. Frugone is entitled to 1,000,000 shares of the Company's Common Stock which has an aggregated fair market value of $60,625. At December 31, 2010, none of these shares were issued.

(2)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Karundeng is entitled to 1,000,000 shares of the Company's Common Stock which has fair market value of $60,625. At December 31, 2010, none of these shares were issued.

(3)
As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. McConnaughy is entitled to 1,000,000 shares of the Company's Common Stock which has fair market value of $60,625. At December 31, 2010, none of these shares were issued.

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

As of May 20, 2011, there were 704,952,244 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

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

(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security.

(2)
Mr. Frugone's address is 124 West 79th Street, Apt 1, New York, NY. Mr. Frugone is entitled to 1,000,000 common shares related to directors' compensation, none of which were issued as of December 31, 2010.  Mr. Frugone also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

(3)
Mr. Karundeng's address is Jl. Cempaka Putih TImur Raya No. 7, Jakarta 10510 Indonesia. Mr. Karundeng is entitled to 1,000,000 common shares related to directors' compensation, none of which were issued as of December 31, 2010.  Mr. Karungdeng also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

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

(8)
Arrow Pacific Resources Group Limited's address is Jl. Cempaka Putih TImur Raya No. 7, Jakarta 10510 Indonesia. Arrow Pacific Resources Group Limited currently holds 352,072,778 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2010.

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

Audit Related Fees

The Company did not incur any other audit related fees from KBL, LLP in 2010 and 2009.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 23, 2011	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: May 23, 2011	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	May 23, 2011
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	May 23, 2011
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY , JR .	Director	May 23, 2011
John E. McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2010

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2010 and 2009)	F-2
Consolidated Statements of Operations (For the years ended December 31, 2010 and December 31, 2009, and the period from inception, November 15, 2005, to December 31, 2010)	F-3
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (For the period from inception November 15, 2005 to December 31, 2010)	F-4
Consolidated Statements of Cash Flows (For the years ended December 31, 2010 and December 31, 2009, and the period from inception, November 15, 2005, to December 31, 2010)	F-5

Notes to the consolidated financial statements	F-6 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arrow Resources Development, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Arrow Resources Development, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit) equity, for the year ended December 31, 2010, and for the period from inception (November 15, 2005) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 13 to the consolidated financial statements there were several typographical, punctuation, numerical transposition and text errors in the Company’s originally filed Form 10-K for the year ended December 31, 2010. In addition, as discussed in Note 12 the financial statement footnotes have been updated to include subsequent events.  The correction of the aforementioned items resulted in no impact to the consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and is dependent upon shareholders to provide sufficient working capital to maintain continuity. These circumstances create substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
April 13, 2011, except for the subsequent event disclosed in Note 12, and the effects of the restated consolidated financial statements described in Note 13, as to which the date is May 20, 2011.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets (During the Development Stage)

	December 31, 2010	December 31, 2009
ASSETS
Current:
Cash	$12	$91
Total current assets	12	91
Total assets	$12	$91
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable, including $8,059,291 and $6,446,791 due to Company shareholders and directors, respectively	$11,439,957	$7,765,910
Liability for legal judgment obtained by predecessor entity shareholder	1,329,898	1,266,695
Due to related parties	10,447,373	7,401,519
Notes payable, including accrued interest of $164,554 and $152,500, respectively	2,135,554	2,089,000
Total liabilities	25,352,782	18,523,124

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 704,952,244 and 678,452,244 issued and outstanding, respectively	7,050	6,785
Common stock to be issued, $0.00001 par value, 33,554,684 and 32,804,684, respectively	336	328
Additional paid-in capital	130,251,102	128,213,875
Accumulated deficit	(155,611,258)	(146,744,021)
Total stockholders’ (deficit) equity	(25,352,770)	(18,523,033)
Total liabilities and stockholders’ (deficit) equity	$12	$91

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations (During the Development Stage)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2010

Revenue	$-	$-	$52,000	$52,000
Operating expenses:
Consulting fees and services, including $4,625,814, $4,161,526, $15,440,707 and $20,066,521 incurred to related parties, respectively	5,231,207	4,296,832	16,481,694	21,712,901
General and administrative	167,853	138,665	861,275	1,029,128
Directors' compensation	202,500	235,000	772,678	975,178
Delaware franchise taxes	420	420	185,841	186,261

Total operating expenses	5,601,980	4,670,917	18,301,488	23,903,468

Loss from operations during the development stage	(5,601,980)	(4,670,917)	(18,249,488)	(23,851,468)

Other income (expense):
Income from spin-off	-	52,491	52,491	52,491
Income from forgiveness of debt	-	5,000	5,000	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667	395,667
Loss on legal judgment obtained by predecessor entity shareholder, including accrued interest	(63,203)	(63,203)	(1,266,695)	(1,329,898)
Penalty for default of notes payable	(2,007,500)	(578,000)	(578,000)	(2,585,500)
Loss on write-off of marketing agreement		-	(125,000,000)	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation		-	(2,000)	(2,000)
Loss on debt conversion	(1,182,500)	(250,000)	(250,000)	(1,432,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)	(249,252)
Debt issue costs including interest expense, of which none, $800,000, $1,336,320 and $1,336,320 is to be satisfied in Company Common Stock and none, none, $32,000, and $32,000 incurred to related parties	(12,054)	(1,015,424)	(1,601,744)	(1,613,798)
	(3,265,257)	(1,849,136)	(128,494,533)	(131,759,790)

Net loss	$(8,867,237)	$(6,520,053)	$(146,744,021)	$(155,611,258)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.013)	$(0.010)	$(0.232)	$(0.245)

Weighted-average number of shares of common stock outstanding	679,105,669	662,865,179	632,517,332	634,999,668

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2009	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2010
Net loss	$(8,867,237)	$(6,520,053)	$(146,744,021)	$(155,611,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000	125,000,000
Common stock issued for reset of previous subscription agreement	-	5,525	5,525	5,525
Common stock to be issued for reset of previous subscription agreement	-	44,400	44,400	44,400
Debt issue costs to be satisfied in Company Common Stock	-	720,000	1,256,320	1,256,320
Debt issue costs satisfied in Company Common Stock	-	80,000	80,000	80,000
Common stock issued for debt conversion	1,182,500	772,000	772,000	1,954,500
Common stock issued for conversion of due to Related party	-	(39,000)	(39,000)	(39,000)
Debt issue costs paid in cash	-	-	50,000	50,000
Common stock issued for marketing services	-	-	122,500	122,500
Common stock to be issued for consulting services	-	-	246,007	246,007
Expense related to common stock issued for consulting services, in lieu of cash	585,000	-	-	585,000
Stock-based directors' compensation to be issued	52,500	35,000	172,541	225,041
Changes in operating asset and liabilities:				-
Increase in accounts and accrued expenses payable	3,724,193	2,400,868	7,072,050	10,796,243
Liability for legal judgment obtained by predecessor entity shareholder, including accrued interest	63,203	63,203	1,266,695	1,329,898
Net cash used in operating activities	(3,259,841)	(2,438,057)	(9,430,766)	(12,690,607)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576	39,576
Advances to related party	(37,500)	(210,700)	(900,275)	(937,775)
Net cash used in investing activities	(37,500)	(210,700)	(860,699)	(898,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	252,000	861,000	1,869,000	2,121,000
Proceeds of loans received from related parties	-	30,000	1,875,000	1,875,000
Repayment towards loan from related party	-	(5,000)	(179,425)	(179,425)
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	3,045,262	1,512,832	4,444,981	7,490,243
Net increase in investments/capital contributed	-	250,000	2,232,000	2,232,000
Advances from senior advisor	-	-	50,000	50,000
Net cash provided by financing activities	3,297,262	2,648,832	10,291,556	13,588,818

Net change in cash	(79)	75	91	12
Cash balance at beginning of period	91	16	-	-
Cash balance at end of period	$12	$91	$91	$12

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-	$-
Interest expense	$-	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000	$220,000

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

Fair value of financial instruments:

For financial statement purposes, financial instruments include cash, accounts and accrued expenses payable, notes payable and amounts due to related parties (as discussed in Notes 5 and 7) for which the carrying amounts approximated fair value because of their short maturity.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from inception (November 15, 2005) to December 31, 2010 and for the years ended December 31, 2010 and 2009. As of December 31, 2010, there are no dilutive equity instruments outstanding.

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

In January 2010, the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation ” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain stockholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. The adoption of this update by the Company did not have any material impact on its consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification ” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this update to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in its wholly-owned subsidiary.

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

Effective June 15, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have any impact on our condensed consolidated financial statements.  In accordance with ASC 855, the Company evaluated all events or transactions that occurred after December 31, 2010 up through May 20, 2011, the date the Company issued these condensed consolidated financial statements. During this period, there were no subsequent event transactions

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

During the period from inception (November 15, 2005) to December 31, 2005, the Company incurred $249,252 of expenses incurred as part of recapitalization transaction.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the years ended December 31, 2005, 2006, 2007, 2008, 2009 or 2010.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$186,261
Differences resulting from use of cash basis for tax purposes	-
Tax Rate	34%
Total deferred tax assets	63,329
Less valuation allowance	(63,329)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
Net Operating Loss Carryover	$186,261

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2010
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0)%
Net Effective Tax Rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(155,424,997)
Delaware franchise taxes deductible on Company's tax return	186,261
Net loss for the period from inception (November 15, 2005) to December 31, 2010	$(155,611,258)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2010 and 2009, the Company had notes payable outstanding as follows:

		December 31,	December 31,
Holder	Terms	2010	2009

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
H. Lawrence Logan	Due on demand, non-interest bearing	25,000	25,000
John Marozzi (2)	Due on demand, non-interest bearing	200,000	265,500
Accrued interest (2)		12,054	-
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	155,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (9)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
Total		$2,135,554	$2,089,000

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

(2)
On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (“Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi.  The Company was to repay the full amount of the October 31, 2008, $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008.

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

 On April 25, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for the outstanding principal balance payable to Marozzi of $200,000.  The Company’s stock price on April 25, 2011 was $0.04; therefore, the value of the 30,000,000 shares to be issued was $1,200,000, resulting in a loss on debt conversion of $1,000,000 to be reflected in the Company’s Statements of Operations during the second quarter of 2011.

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

(7)
On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff (“Neff”).  The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock.  During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Neff as of December 31, 2008. On August 12, 2009, the Company and Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. This note payable is currently in default.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire Advisory, LLC (“Empire”) under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and c) a one-time fee of $150,000 for execution of the proposed transaction which was incurred in 2005.  The term of the agreement was for five years. On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

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

Consulting fees and services charged to the Statement of Operations for the year ended December 31, 2010, December 31, 2009 and for the period from inception (November 15, 2005) to December 31, 2010 incurred to Empire totaled $4,776,207, $4,296,832, and $16,481,694, respectively.

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

On May 18th, 2011 the engagement and consulting agreements with Hans Karundeng and Rudolph Karundeng (See Note 10) were extended through December 31st, 2016, and will follow the terms of the original agreements, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreements.

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

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. As of December 31, 2010, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default.

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

 On April 25, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for the outstanding principal balance payable to Marozzi of $200,000.  The Company’s stock price on April 25, 2011 was $0.04; therefore, the value of the 30,000,000 shares to be issued was $1,200,000, resulting in a loss on debt conversion of $1,000,000 to be reflected in the Company’s Statements of Operations during the second quarter of 2011.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2010 and 2009, there was no Series C Convertible Preferred Stock outstanding.

Also on May 15, 2008, the Board of Directors approved the issuance of 50,000 shares of unregistered restricted common stock to Sheerin Alli and 50,000 shares of unregistered restricted common stock to Lori McGrath for consulting services provided.  As of December 31, 2010, the Company has not yet issued these shares.  The Company recorded $6,500 and $6,500, respectively, in consulting fees related to the 100,000 shares of common stock that are issuable to Sheerin Alli and Lori McGrath as of September 30, 2008.

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

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of December 31, 2010, only 138,095 shares had been issued.

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

NOTE 10 - COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with APR

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to the Company’s cash flow.  On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and are automatically renewable thereafter unless notice by both parties are send within 120 days prior to the end of said agreements.

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.  Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he continues to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng’s annual salary is to be $500,000 as a director.

During the year ended December 31, 2010, the Company made cash payments to Hans Karundeng of $37,500 under his agreement. During the year ended December 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from inception (November 15, 2005) to December 31, 2010, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,105,374 under the agreements.

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

On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

During the year ended December 31, 2010, the Company made cash payments of $276,043 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payment of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from inception (November 15, 2005) to December 31, 2005, the Company made cash payments of $364,000 to Empire under this agreement.  During the period from inception (November 15, 2005) to December 31, 2010, the Company made cash payments of $4,654,812 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of December 31, 2010 and 2009, the Company has accrued $1,329,898 and $1,266,695, including accrued interest of $276,514 and $213,310, related to this matter.

On December 14, 2005, Empire Advisory received a $250,000 non-interest bearing advance from Butler Ventures, LLC the proceeds of which were used for the benefit of the Company and for which the liability was transferred to the Company.  In repayment, the Company would repay the full amount of the note in converted securities and U.S. dollars on the earlier of March 31, 2006, without further notice or demand, or immediate payment in the event of default. On December 8, 2008, Butler filed a motion for summary judgment in lieu of complaint against Empire in the Supreme Court of the State of New York for failing to repay the loan on the maturity date. On January 29, 2009, Empire Advisory, LLC and Butler Ventures, LLC entered into Settlement Agreement and Mutual Release where the parties had agreed to resolve amicable the amounts due and owing to Butler by issuing to Butler common stock in Empire’s affiliated company, Arrow Resources Development, Inc. as well as by payment of all attorneys’ fees and expenses accrued to date. Empire Advisor shall cause the Company to issue to Butler shares of common stock in the Company. Butler agreed to extend until on or prior to March 31, 2009 for performance of all of Empire’s obligations. In consideration for this extension, Empire Advisor agreed to cause the Company to issue to Butler an additional 100,000 shares of the Company common stock. The Company defaulted on this extension.  On June 17, 2009, Empire Advisory transferred the loan obligations to the Company, and the Company agreed to assume the loan obligations. On July 14, 2009, the Company issued 9,690,909 shares of common stock to Butler Ventures, LLC with a market value on the date of issuance of $533,000 in full settlement of the $250,000 note payable. 9,090,909 shares were issued in exchange for a senior note payable that has been assumed by the Company.  100,000 shares were issued in accordance with the aforementioned extension, and 500,000 shares were issued to Butler in consideration of Butler’s agreement to forego its remedies related to the aforementioned default of the extension.

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a nonprofit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2010 , the Company has not recovered any revenue from this agreement.

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
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2010 and 2009, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2010 and 2009, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2010 and 2009, the Company has accrued an additional $420 and $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ended December 31, 2010 and 2009.   As of December 31, 2010 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $186,261.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending Dec 31,	Amounts
2011	$5,169,649
2012	6,012,061
2013	7,065,076
2014	8,381,346
2015	10,026,682
Thereafter	12,083,352
$47,738,166

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

On April 1, 2011, the Company executed a loan agreement with Marozzi, whereas Marozzi will provide funding as available to the Company up to $750,000.  When the entire $750,000 has been funded to the Company, the principal amount and accrued interest is due 30 days thereafter.  Interest will accrue at 4% per annum until all principal amounts are repaid.  If entire $750,000 loan is not repaid in 30 days by cash or stock, the entire unpaid balance will be due and payable on demand at the option of the holder.  Interest does not accrue per each individually funded amount.  Of the $750,000 total commitment, Marozzi has advanced $192,480 as of May 20th, 2011.  The principal amount and accrued interest is due 30 days after the entire $750,000 has been funded to the Company.

On April 25, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for the outstanding principal balance payable to Marozzi of $200,000.  The Company’s stock price on April 25, 2011 was $0.04; therefore, the value of the 30,000,000 shares to be issued was $1,200,000, resulting in a loss on debt conversion of $1,000,000 to be reflected in the Company’s Statements of Operations during the second quarter of 2011.

On May 18th, 2011 the management agreement with Empire (See Note 10) was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

On May 18th, 2011 the engagement and consulting agreements with Hans Karundeng and Rudolph Karundeng (See Note 10) was extended through December 31st, 2016 , and will follow the terms of the original agreements, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreements.

NOTE 13 - RESTATEMENT OF CURRENT YEAR'S FINANCIAL INFORMATION

There were several typographical, punctuation, numerical transposition and text errors in the Company’s originally filed Form 10-K for the year ended December 31, 2010. The correction of the aforementioned items resulted in no impact to the consolidated financial statements.

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer