Form 10-Q
period 2011-06-30
ARROW RESOURCES DEVELOPMENT INC
filed 2011-08-22
CIK 795255

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No   ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of August 19, 2011.

Class	Outstanding at August 19, 2011
Common stock - par value $0.00001	736,018,911

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited), and from inception (November 15, 2005) to June 30, 2011	2

	Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the six months ended June 30, 2011 (Unaudited) and for the period from inception (November 14, 2005) to December 31, 2005 and the years ended December 31, 2006, 2007, 2008, 2009 and 2010.	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited) and from inception (November 15, 2005) to June 30, 2011	4

	Notes to the Consolidated Financial Statements (Unaudited)	5-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures		36

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (During the Development Stage)

	June 30, 2011	December 31, 2010
	Unaudited	Audited
ASSETS
Current:
Cash	$2,226	$12

Total current assets	2,226	12

Total assets	$2,226	$12

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable, including $8,873,291 and $8,059,291 due to Company shareholders and directors at June 30, 2011 and December 31, 2010, respectively	$13,222,000	$11,439,957
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,361,501	1,329,898
Due to related parties	11,616,714	10,447,373
Notes payable, including accrued interest of $172,204 and $164,554 at June 30, 2011 and December 31, 2010, respectively	2,531,184	2,135,554

Total liabilities	28,731,399	25,352,782

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 734,952,244 and 704,952,244 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	7,350	7,050
Common stock to be issued, $0.00001 par value, 34,996,351 and 33,554,684 shares to be issued at June 30, 2011 and December 31, 2010, respectively	351	336
Additional paid-in capital	131,488,287	130,251,102
Accumulated deficit	(160,225,161)	(155,611,258)

Total stockholders’ (deficit) equity	(28,729,173)	(25,352,770)

Total liabilities and stockholders’ (deficit) equity	$2,226	$12

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Operations (During the Development Stage)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to June 30, 2011

Revenue	$-	$-	$-	$-	$52,000
Operating expenses:
Consulting fees and services, including $1,249,952, $1,109,334, $2,462,891, $2,225,798 and $22,962,853 incurred to related parties, respectively	1,249,952	1,109,334	2,462,891	2,244,483	24,175,792
General and administrative	18,849	125,944	33,551	141,112	1,062,679
Directors' compensation	39,375	35,625	82,500	78,750	1,057,678
Delaware franchise taxes	105	105	210	210	186,471

Total operating expenses	1,308,281	1,271,008	2,579,152	2,464,555	26,482,620

Loss from operations during the development stage	(1,308,281)	(1,271,008)	(2,579,152)	(2,464,555)	(26,430,620)

Other income (expense):
Income from spin-off	-	-	-	-	52,491
Income from forgiveness of debt	-	-	-	-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	-	-	395,667
Loss on legal judgment obtained by predecessor entity shareholder	(15,801)	(15,801)	(31,602)	(31,602)	(1,361,500)
Penalty for default of notes payable	(500,500)	(506,000)	(995,500)	(995,500)	(3,581,000)
Loss on write-off of marketing agreement	-	-	-	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	-	-	(2,000)
Loss on debt conversion	(1,000,000)	-	(1,000,000)	-	(2,432,500)
Expenses incurred as part of recapitalization transaction	-	-	-	-	(249,252)
Debt issue costs including interest expense, of which none, none, none, none, and $1,336,320 is to be satisfied in Company Common Stock and none, none, none, none, and $32,000 incurred to related parties	(4,937)	(3,549)	(7,649)	(4,393)	(1,621,447)
	(1,521,238)	(525,350)	(2,034,751)	(1,031,495)	(133,794,541)

Net loss	$(2,829,519)	$(1,796,358)	$(4,613,903)	$(3,496,050)	$(160,225,161)

Basic and diluted net loss per weighted-average shares common stock outstanding	$(0.004)	$(0.003)	$(0.006)	$(0.005)	$(0.252)

Weighted-average number of shares of common stock outstanding	731,785,047	678,452,244	714,399,758	678,452,244	637,038,508

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock			Common Stock		Additional	Accumulated
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued		Amount	Shares issued	Amount	Paid-in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—		$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—		—	624,000,000	6,240	125,907,967	—	125,914,207

Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—		—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-		$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	—	—	985,000		10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—		—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000		$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	—	—	500,000		5	—	—	499,995	—	500,000

Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	—		—	—	—	—	—	280,000

Common stock issued in settlement of predecessor entity stockholder litigation	—	—	—	—	-		-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685		10	—	—	60,031	—	60,041
Net loss for the year	—	—	—	—	—		—	—	—	—	(130,076,689)	(130,076,689)

Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685		$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)

Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—		—	—	—	—	—	75,000

Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—		—	—	—	—	—	25,000

Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	x	3	250,000	3	104,996	—	105,002
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	x	10	—	—	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	x	47	3,000,000	30	536,243	—	536,320
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	x	10	—	—	49,990	—	50,000
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000		27	—	—	245,969	—	245,996
Common stock issued for consulting and marketing services	—	—	—	—	—		—	2,250,000	23	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	—	—	—	—		—	—	—	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685		$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	—		—	7,100,000	71	354,929	—	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	—		—	500,000	5	24,995	—	-
Common Stock to be issued for cash received by Company	—	—	—	—	2,500,000		25	—	—	249,975	—	250,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000		10	—	—	34,990	—	35,000
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	16,000,000		160	—	—	719,840	—	720,000
Debt issue costs satisfied in Company Common Stock	—	—	—	—	-		-	1,000,000	10	79,990	—	80,000
Common stock issued for reset of previous subscription agreement	—	—	—	—	—		—	138,095	2	5,523	—	5,525
Common stock to be issued for reset of previous subscription agreement	—	—	—	—	1,109,999		11	-	-	44,389	—	44,400
Common stock issued for debt conversion	—	—	—	—	-		-	14,470,909	145	771,855	—	772,000
Net loss for the year ended December 31, 2009	—	—	—	—	—		—	—	—	—	(6,520,053)	(6,520,053)
Balance, December 31, 2009	0	$0	0	$0	32,804,684		$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	—	—	—	—	750,000		8	—	—	52,492	—	52,500
Common stock issued for consulting services, in lieu of cash payment	—	—	—	—	—		—	6,500,000	65	584,935	—	585,000
Common stock issued for debt conversion	—	—	—	—	—		—	20,000,000	200	1,399,800	—	1,400,000
Net loss for the year ended December 31, 2010	—	—	—	—	—		—	—	—	—	(8,867,237)	(8,867,237)
Balance, December 31, 2010	-	$-	-	$-	33,554,684		$336	704,952,244	$7,050	$130,251,102	$(155,611,258)	$(25,352,770)
Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	5,623	—	5,625
Net loss for the three month period ended March 31, 2011	—	—	—	—	—		—	—	—	—	(1,784,384)	(1,784,384)
Balance, March 31, 2011	-	$-	-	$-	33,742,184		$338	704,952,244	$7,050	$130,256,725	$(157,395,642)	$(27,131,529)
Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	1,873	—	1,875
Common stock issued for debt conversion	—	—	—	—	—		—	30,000,000	300	1,199,700	—	1,200,000
Subsccription shares of common stock purchased	—	—	—	—	1,066,667		11	—	—	29,989	—	30,000
Net loss for the three month period ended June 30, 2011	—	—	—	—				—	—		(2,829,519)	(2,829,519)
Balance, June 30, 2011	-	$-	-	$-	34,996,351		$351	734,952,244	$7,350	$131,488,287	$(160,225,161)	$(28,729,173)

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Cash Flows (During the Development Stage)

	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to June 30, 2011

Net loss	$(4,613,903)	$(3,496,050)	$(160,225,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000
Common stock issued for reset of previous subscription agreement	-	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	44,400
Debt issue costs to be satisfied in Company common stock	-	-	1,256,320
Debt issue costs satisfied in Company common stock	-	-	80,000
Loss on common stock issued for debt conversion	1,000,000	-	2,954,500
Common stock issued for conversion due to related party	-	-	(39,000)
Debt issue costs paid in cash	-	-	50,000
Common stock issued for marketing services	-	-	122,500
Common stock to be issued for consulting services	-	-	246,007
Expense related to common stock issued for consulting services, in lieu of cash	-	-	585,000
Stock-based directors' compensation to be issued	7,500	3,750	232,541
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	1,800,694	1,882,146	12,596,937
Estimated liability for legal judgment obtained by predecessor entity shareholder	31,602	31,602	1,361,500
Net cash used in operating activities	(1,774,107)	(1,578,552)	(14,464,714)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576
Advances to related party	(11,000)	(24,500)	(948,775)
Net cash used in investing activities	(11,000)	(24,500)	(909,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	252,000	2,121,000
Proceeds of loans received from related parties	587,980	-	2,462,980
Repayment towards loan from related party	-	-	(179,425)
Cash proceeds from common stock subscription sale	30,000	-	30,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,169,341	1,350,963	8,659,584
Net increase in investments/capital contributed	-	-	2,232,000
Advances from senior advisor	-	-	50,000
Net cash provided by financing activities	1,787,321	1,602,963	15,376,139

Net change in cash	2,214	(89)	2,226
Cash balance at beginning of period	12	91	-
Cash balance at end of period	$2,226	$2	$2,226

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2011 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three and six month periods ended June 30, 2011 and 2010,  respectively and for the period from the commencement of the development stage (November 15, 2005) to June 30, 2011, and for the period from the commencement of the development stage (November 15, 2005) to December 31, 2010. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Amended Annual Report on Form 10K-A for the year ended December 31, 2010 filed on May 23, 2011.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $4,613,903 for the six months ended June 30, 2011 and a net loss during the development stage from inception in November 15, 2005 through June 30, 2011 of $160,225,161. The Company’s operations are in the development stage, and the Company has not substantially generated any material revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

BASIS OF PRESENTATION CONTINUED

Going-Concern Status continued

One of the principal reasons for the Company’s substantial doubt regarding its ability to continue as a going concern involves the fact that as of December 31, 2007, the Company’s principal asset, a marketing and distribution intangible asset in the amount of $125,000,000, was written off as impaired as discussed in Note 6 due to the fact that environmental laws affecting timber harvesting became more restrictive in Papua, New Guinea.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the periods ended June 30, 2011 and June 30, 2010. As of June 30, 2011, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to June 30, 2011, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements:

Management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements or the Company’s future results of operations.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC.

In August 2005, the Company entered into an Agreement and Plan of Merger (“the Agreement”) with CNE Group, Inc. (“CNE”) under which, CNE was required to issue 10 million shares of Series AAA convertible preferred stock (“the Preferred Stock”) to the Company, representing 96% of all outstanding equity of CNE on a fully diluted basis for the Marketing and Distribution Agreement provided to the Company, Empire Advisory, LLC (“Empire”), as agent. Under the Agreement, the Company changed its name to Arrow Resources Development, Inc. and divested all operations not related to Arrow Ltd. The Preferred Stock contained certain liquidation preferences and each share of the Preferred Stock was convertible to 62.4 shares of common stock.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$186,471
Differences resulting from use of cash basis for tax purposes	-
Tax Rate	34%
Total deferred tax assets	63,400
Less valuation allowance	(63,400)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
June 30, 2031	210
Net Operating Loss Carryover	$186,471

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

June 30, 2011

Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0)%
Net Effective Tax Rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(160,038,690)
Delaware franchise taxes deductible on Company's tax return	186,471
Net loss for the period from inception (November 15, 2005) to June 30, 2011	$(160,225,161)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of June 30, 2011 and December 31, 2010, the Company had notes payable outstanding as follows:

		June 30,	December 31,
Holder	Terms	2011	2010

Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
John Marozzi (2)	Due 30 days after $750,000 funded to company, 4% interest	587,980	-
John Marozzi (2)	Due on demand, non-interest bearing	-	200,000
Accrued interest (2)		19,704	12,054
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	255,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (9)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
H. Lawrence Logan (11)	Due on demand, non-interest bearing	25,000	25,000
Total		$2,531,184	$2,135,554

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

On April 1, 2011, the Company executed a loan agreement with Marozzi, whereas Marozzi will provide funding for up to $750,000.  When the entire $750,000 has been funded to the Company, the principal amount and accrued interest is due 30 days thereafter.  Interest will accrue at 4% per annum until all principal amounts are repaid.  If the entire $750,000 loan is not repaid in 30 days by cash or stock, the entire unpaid balance will be due and payable on demand at the option of the holder.  Of the $750,000 total commitment, Marozzi has advanced $587,980 through June 30, 2011.  Interest incurred on the amounts funded through June 30, 2011 totaled $2,902.

On April 25, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for the outstanding principal balance payable to Marozzi of $200,000.  The Company’s stock price on April 25, 2011 was $0.04; therefore, the value of the 30,000,000 issued was $1,200,000, resulting in a loss on debt conversion of $1,000,000 that has been reflected in the Company’s Statements of Operations during the second quarter of 2011.

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

(6)
On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which was due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.  On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed.   On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed.  This left a balance of $155,000 unpaid principal as of December 31, 2009. On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012.  This leaves a balance of $255,000 unpaid principal as of June 30, 2011 and December 31, 2010.  John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

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

(8)
On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is currently in default.  For the six months ended June 30, 2011 and the year ended  December 31, 2010, the Company accrued $814,500 and $1,642,500 of default penalty in interest expense, respectively, and has accrued cumulative default penalties of $2,933,000 and accrued interest of $100,000 as of June 30, 2011, and accrued cumulative default penalties of $2,118,500 and accrued interest of $100,000 as of December 31, 2010.

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

(10)
On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  For the six months ended June 30, 2011 and the year ended  December 31, 2010, the Company accrued $181,000 and $365,000 of default penalty in interest expense, respectively, and has accrued cumulative default penalties of $648,000 and $467,000 as of June 30, 2011 and December 31, 2010, respectively.

(11)	During the fiscal year 2007, the Company received a $25,000 non-interest bearing advance from Lawrence Logan. The advance is due on demand.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 - RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC:

Effective August 1, 2005, the Company entered into a Management Agreement with Empire under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and c) a one-time fee of $150,000 for execution of the proposed transaction which was incurred in 2005. In addition, the Board authorized a one-time payment of $500,000 to Empire upon closing the transaction.  The term of the agreement was five years. On May 18, 2011, the agreement was extended through December 31, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

As of June 30, 2011 and December 31, 2010, the Company had short-term borrowings of $9,686,714 and $8,517,313, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company. These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Management consulting fees and services charged in the Statement of Operations for the six months period ended June 30, 2011 and 2010 totaled $1,712,891 and $1,475,798, respectively.

Consulting fees and services (which includes management consulting fees) charged to the Statement of Operations for the six month periods ended June 30, 2011 and 2010 were $2,462,891 and $2,244,483, and for the period from inception (November 15, 2005) to June 30, 2011 $24,175,792.

During the six months ended June 30, 2011, the Company also incurred Director’s compensation expense of $27,500 to Peter Frugone, consisting of cash compensation of $25,000 and stock based compensation of $2,500 based upon the Company’s share trading price on the date of the grant on June 30, 2011. During the six months ended June 30, 2010, the Company incurred Director’s compensation expense of $26,250 to Peter Frugone, consisting of cash compensation of $25,000 and stock based compensation of $1,650 based upon the Company’s share trading price on June 30, 2010.   At June 30, 2011 the Company is obligated to issue 1,125,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $225,000 due to him for the cash based portion of his 2007 – 2011 director’s compensation (See Note 7[4]).

During the six months ended June 30, 2011, the Company made cash payments of $616,564 to Empire under the agreement. During the six months ended June 30, 2010, the Company made cash payments of $201,803 to Empire under the agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow Pacific:

Consulting fees and services charged in the Statement of Operations for the six months ended June 30, 2011 and 2010 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $750,000 and $750,000, respectively. In addition, as of June 30, 2011 and December 31, 2010, the Company owed them a total of $8,423,291 and $7,659,291, respectively, under these agreements. These agreements are discussed in detail in Note 10.

During the six months ended June 30, 2011, the Company also incurred Director’s compensation expense of $27,500 to Rudolph Karundeng, consisting of cash compensation of $25,000 and stock based compensation of $2,500 based upon the Company’s share trading price on the date of the grant on June 30, 2011. During the six months ended June 30, 2010, the Company incurred Director’s compensation expense of $26,250 to Rudolph Karundeng, consisting of cash compensation of $25,000 and stock based compensation of $1,250 based upon the Company’s share trading price on June 30, 2010.   At June 30, 2011 the Company is obligated to issue to issue 1,125,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $225,000 due to him for the cash based portion of his 2007 – 2011 director’s compensation (See Note 7[4]).

On May 18, 2011 the  engagement and consulting agreements with Hans Karundeng and Rudolph Karundeng (See Note 10) were extended through December 31, 2016 , and will follow the terms of the original agreements, and are automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreements.

[3] Advance Received from Company Director:

In July 2006, the Company received a $150,000 non-interest bearing advance from John E. McConnaughy, Jr., a Director of the Company, which is due on demand. In October 2006, the Company received an additional $200,000 non-interest bearing advance from Mr. McConnaughy, Jr. which is also due on demand. In February and March 2007, the Company received an additional $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In May and June 2007, the Company received an additional $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In July 2007, the Company received $250,000 of additional non-interest bearing advances from John E. McConnaughy, Jr., which is due on demand. In August 2007, the Company received a $50,000 non-interest bearing advance from John E.McConnaughy, Jr., which is due on demand. In October 2007 the Company received a $200,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In December 2007, the Company received a $250,000 non-interest bearing advance from John E. McConnaughy, Jr., which is due on demand. In March 2008, the Company received an additional $110,000 non-interest bearing advance from John E. McConnaughy, Jr.   In May and June 2008, the Company received $75,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In July 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.   In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $5 0,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand.   On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of June 30, 2011 and December 31, 2010, the Company had $1,955,000 and $1,955,000 left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. As of June 30, 2011, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS, CONTINUED

[3] Advance Received from Company Director continued:

During the six months ended June 30, 2011, the Company also incurred Director’s compensation expense of $27,500 to John McConnaughy, consisting of cash compensation of $25,000 and stock based compensation of $2,500 based upon the Company’s share trading price on the date of the grant on June 30, 2011. During the six months ended June 30, 2010, the Company incurred Director’s compensation expense of $26,250 to John McConnaughy, consisting of cash compensation of $25,000 and stock based compensation of $1,250 based upon the Company’s share trading price on June 30, 2010.   At June 30, 2011 the Company is obligated to issue 1,125,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $225,000 due to him for the cash based portion of his 2007 – 2011 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2011 and December 31, 2010, none of the shares under this plan have been issued and the Company has an accrued liability of $825,137 and $750,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $232,529 and $225,033, respectively, for stock-based compensation based on the fair value of 4,125,685 and 3,750,685 shares to be issued to the members of the Board, respectively.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of June 30, 2011 and December 31, 2010, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2011 and December 31, 2010, none of the shares under this plan have been issued and the Company has an accrued liability of $825,137 and $750,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $232,529 and $225,033, respectively, for stock-based compensation based on the fair value of 4,125,685 and 3,750,685 shares to be issued to the members of the Board, respectively.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008 the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of June 30, 2011, none of these shares have been issued to Charles A. Moskowitz.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 25, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for the outstanding principal balance payable to Marozzi of $200,000.  The Company’s stock price on April 25, 2011 was $0.04; therefore, the value of the 30,000,000 issued was $1,200,000, resulting in a loss on debt conversion of $1,000,000 that has been reflected in the Company’s Statements of Operations during the second quarter of 2011.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of June 30, 2011 and December 31, 2010, there were no Series C Convertible Preferred Stock outstanding.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Cliff Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Cliff Miller. In repayment, the Company will repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity.  During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Cliff Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company will issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  The shares have not been issued yet, but $60,000 debt issue cost was recorded as of December 31, 2009.  The total unpaid principal balance of $450,000 is in default.  For the six months ended June 30, 2011 and the year ended  December 31, 2010, the Company accrued $814,500 and $1,642,500 of default penalty in interest expense, respectively, and has accrued cumulative default penalties of $2,933,000 and accrued interest of $100,000 as of June 30, 2011, and accrued cumulative default penalties of $2,118,500 and accrued interest of $100,000 as of December 31, 2010.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke. In repayment, the Company will repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Greg and Lori Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Greg and Lori Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  For the six months ended June 30, 2011 and the year ended December 31, 2010, the Company accrued $181,000 and $365,000 of default penalty in interest expense, respectively, and has accrued cumulative default penalties of $648,000 as of June 30, 2011.

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

On May 26, 2011, the Company executed a subscription agreement with a third party and under that agreement 1,066,667 shares of common stock, par value $.00001, was purchased for $30,000.  The purchased shares were not issued until August 2011, and are included as part of "common stock to be issued" in the balance sheet."

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of June 30, 2011, 138,095 shares had been issued.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with APR

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement was five years. Payments under the agreement are subject to the Company's cash flow. On May 18, 2011 the agreement was extended through December 31, 2016 and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. On May 18, 2011 the agreement was extended through December 31, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.  Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he continues to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng's annual salary is to be $500,000 as a director.

During the six months ended June 30, 2011, the Company made cash payments to Hans Karundeng of $11,000 under his agreement. During the six months ended June 30, 2011, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2010, the Company made cash payments to Hans Karundeng of $37,500 under his agreement. During the year ended December 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement.  During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from inception (November 15, 2005) to December 31, 2010, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,267,161 under the agreements.  During the period from inception (November 15, 2005) to June 30, 2011, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,278,161 under the agreements.

[2] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire Advisory, LLC (“Empire”) under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and c) a one-time fee of $150,000 for execution of the proposed transaction which was incurred in 2005.  The term of the agreement was for five years. On May 18, 2011 the agreement was extended through December 31, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

During the six months ended June 30, 2011, the Company made cash payments of $616,564 to Empire under the agreement. During the year ended December 31, 2010, the Company made cash payments of $276,043 to Empire under the agreement.  During the year ended December 31, 2009, the Company made cash payments of $992,570 to Empire under the agreement.  During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement.  During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from inception (November 15, 2005) to December 31, 2005, the Company made cash payments of approximately $364,000 to Empire under this agreement.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[3] Litigation - predecessor entity stock holders continued

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of June 30, 2011 and December 31, 2010, the Company has accrued $1,361,501 and $1,329,898, including accrued interest of $308,116, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a non-profit organization in Indonesia responsible for reforestation in areas that were destroyed by illegal logging) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of June 30, 2011, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of June 30, 2011, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus Alam Lestari (“Lestari”) in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus' gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2011, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[4] Consulting/Marketing and Agency Agreements continued

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008.  As of June 30, 2011, none of these shares have been issued to Charles A. Moskowitz.

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

[5] Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of March 31, 2010, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of June 30, 2011, the Company has received no additional funds.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS, CONTINUED

[5] Stock Purchase Agreement Continued

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering consisted of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities were not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of June 30, 2011 and December 31, 2010, respectively, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering consisted of the Company's Series C Convertible Preferred Stock that was convertible into our common stock. These securities were not required to be and were not registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of June 30, 2011 and December 31, 2010, respectively, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At June 30, 2011, the Company has accrued an additional $210 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ending December 31, 2011. The Company had estimated unpaid Delaware franchise taxes for the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005 in the amount of $420, $420, $420, $57,650, $57,650 and $69,699, respectively. Accordingly, as of June 30, 2011, accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $186,471.

[7] Table of annual obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending June 30,	Amounts
2012	$5,851,119
2013	6,188,898
2014	7,361,123
2015	8,826,404
2016	10,658,004
Thereafter	6,501,740
$45,387,288

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 12 - SUBSEQUENT EVENTS

On July 19, 2011, the Company executed a loan agreement with a third party lender for $30,000.  Interest will accrue at 20% per annum until all principal amounts are repaid.  The principal amount and accrued interest is due 90 days thereafter.  The lender will also receive 10 shares of Company common stock for every dollar lent up to the $30,000 as additional interest; therefore, the lender is expected to receive 300,000 shares of Company common stock as interest.  The value of the 300,000 shares of common stock on July 19, 2011 was $6,000 and will be recorded as interest expense in the statement of operations during the third quarter of 2011.

On July 22, 2011, the Company executed a loan agreement with a third party lender for $50,000.  Interest will accrue at 20% per annum until all principal amounts are repaid.  The principal amount and accrued interest is due 90 days thereafter.   The lender will also receive 10 shares of Company common stock for every dollar lent up to the $50,000 as additional interest; therefore, the lender is expected to receive 500,000 shares of Company common stock as interest.  The value of the 500,000 shares of common stock on July 22, 2011 was $10,000 and will be recorded as interest expense in the statement of operations during the third quarter of 2011.

On May 26, 2011, the Company executed a subscription agreement with a third party and under that agreement 1,066,667 shares of common stock, par value $.00001, was purchased for $30,000.  The purchased shares were issued in August 2011.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a holding company whose only operating subsidiary as of June 30, 2011 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of June 30, 2011, the Company has recovered $52,000 of revenue under this agreement.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

REVENUES

There was no revenue for the three and six months ended June 30, 2011 and June 30, 2010 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the three and six months ended June 30, 2011 and June 30, 2010 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,249,952 and $2,462,891 for the three and six months ended June 30, 2011 as compared to $1,109,334 and $2,244,483 for the three and six months ended June 30, 2010, and $24,175,792 accumulated during the development stage for the period from inception (November 15, 2005) to June 30, 2011. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses decreased to $18,849 and $33,551 for the three and six months ended June 30, 2011 as compared to $125,944 and $141,112 for the three and six months ended June 30, 2010, and $1,062,679 for the period from inception (November 15, 2005) to June 30, 2011. This was primarily due to a decrease in accounting expenses.

Directors’ compensation increased to $39,375 and $82,500 for the three and six months ended June 30, 2011 as compared to $35,625 and $78,750 for the three and six months ended June 30, 2010, and $1,057,678 for the period from inception (November 15, 2005) to June 30, 2011.  The increase is primarily due to the value of common stock to be issued for directors’ compensation, which is based on the company stock at the end of each reporting period.

Delaware franchise taxes amount was $210 for the three and six months ended June 30, 2011 and June 30, 2010, and $186,471 for the period from inception (November 15, 2005) to June 30, 2011. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing.  At June 30, 2011, and for the years ended December 31, 2010, 2009, 2008, 2007, 2006 and 2005 the Company has estimated unpaid Delaware franchise taxes in the amount of $210, $420, $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to lack of available funds.

Total operating expenses during the development stage increased to $1,308,281 and $2,579,152 for the three and six months ended June 30, 2011 as compared to $1,271,008 and $2,464,555 for the three and six months ended June 30, 2010, and $26,482,620 for the period from inception (November 15, 2005) to June 30, 2011.

OTHER EXPENSES, CONTINUED

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi, which is due on demand. In repayment, the Company will repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 debt issue costs related to the 1,000,000 shares of common stock that are now issuable to John Marozzi as of March 31, 2008.  On May 5, 2008, John Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from John Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. During the year ended December, 31, 2008, the Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to John Marozzi as of December 31, 2008 (See Note 5). On March 5, 2009, the Company received another $50,000 interest bearing advance from John Marozzi.  The Company is to repay the full amount of the March 5, 2009, $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock.  On April 17, 2009, the Company received a $12,500 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi. The Company is to repay the full amount of the May 8, 2009 $ 20,000 note in cash within 30 calendar days from the date the note was executed. This leaves a balance of $200,000 unpaid principal as of June 30, 2009. On August 12, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $200,000. The principal amount was payable on February 5, 2010. On April 17, 2009, the Company received a $12,500 non-interest bearing advance from John Marozzi. The Company is to repay the full amount of the April 17, 2009 $ 12,500 note in cash within 60 calendar days from the date the note was executed. On May 8, 2009, the Company received a $ 20,000 non- interest bearing advance from John Marozzi.  The Company is to repay the full amount of the May 8, 2009 $20,000 note in cash within 30 calendar days from the date the note was executed. This leaves a balance of $32,500 unpaid principal as of June 30, 2009.  On August 13, 2009, the Company and John Marozzi entered into a six month extension for the Senior Note and Purchase Agreement for the amount of $32,500. The principal amount was payable on February 5, 2010. On August 7, 2009, the Company received a $33,000 non-interest bearing advance from John Marozzi. In repayment, the Company will repay the full amount of the note in cash within 60 calendar days from the date the note is executed. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John Marozzi for this $33,000 loan to the Company. The principal amount and interest was payable on December 5, 2009.  This left a total unpaid principal balance of $265,500 as of December 31, 2009 which was in default.

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

On April 25, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for the outstanding principal balance payable to Marozzi of $200,000.  The Company’s stock price on April 25, 2011 was $0.04; therefore, the value of the 30,000,000 shares issued was $1,200,000, resulting in a loss on debt conversion of $1,000,000 recorded in the Company’s Statements of Operations during the second quarter of 2011.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure.  Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry.  The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters.  If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of June 30, 2011, the Company had accrued $1,361,501, including accrued interest of $308,116, related to this matter.

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

As of June 30, 2011 and December 31, 2010 the Company had $2,226 and $12 of cash, respectively. We had losses of $2,829,519 and $4,613,903 for the three and six months ended June 30, 2011, and $1,796,358 and $3,496,050 for the three and six months ended June 30, 2010, and do not currently generate any revenue.   In order for us to survive during the next twelve months we will need to secure approximately $6 million of debt or equity financing. We expect to raise additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, we had no off -balance sheet arrangements.

OPERATING ACTIVITIES

We used $1,774,107 of cash in our operating activities during the six months ended June 30, 2011. We had a net loss of $4,613,903. We had an increase in stock-based directors’ compensation to be issued of $7,500, an increase in accounts payable and accrued expenses payable of $1,800,694, an increase in an estimated liability for legal judgment obtained by predecessor entity shareholder of $31,602, and a loss on debt conversion of $1,000,000 for notes payable converted to common stock. In addition, we had a working capital deficiency of $28,729,173 at June 30, 2011. We did not have any material commitments for capital expenditures as of June 30, 2011.

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

FINANCING ACTIVITIES

On April 1, 2011, the Company executed a loan agreement with Marozzi, whereas Marozzi will provide funding up to $750,000.  When the entire $750,000 has been funded to the Company, the principal amount and accrued interest is due 30 days thereafter.  Interest will accrue at 4% per annum until all principal amounts are repaid.  If entire $750,000 loan is not repaid in 30 days by cash or stock, the entire unpaid balance will be due and payable on demand at the option of the holder.  Of the $750,000 total commitment, Marozzi has advanced $587,980 through June 30, 2011.

On May 26, 2011, the Company executed a subscription agreement with a third party and under that agreement 1,066,667 shares of common stock, par value $.00001, was purchased for $30,000.  The purchased shares were not issued till August 2011, and are reflected in the common stock to be issued line on the balance sheet.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

On July 19, 2011, the Company executed a loan agreement with a third party lender for $30,000.  Interest will accrue at 20% per annum until all principal amounts are repaid.  The principal amount and accrued interest is due 90 days thereafter.  The lender will also receive 10 shares of Company common stock for every dollar lent up to the $30,000 as additional interest; therefore, the lender is expected to receive 300,000 shares of Company common stock as interest.  The value of the 300,000 shares of common stock on July 19, 2011 was $6,000 and will be recorded as interest expense in the statement of operations during the third quarter of 2011.

On July 22, 2011, the Company executed a loan agreement with a third party lender for $50,000.  Interest will accrue at 20% per annum until all principal amounts are repaid.  The principal amount and accrued interest is due 90 days thereafter.  The lender will also receive 10 shares of Company common stock for every dollar lent up to the $50,000 as additional interest; therefore, the lender is expected to receive 500,000 shares of Company common stock as interest.  The value of the 500,000 shares of common stock on July 22, 2011 was $10,000 and will be recorded as interest expense in the statement of operations during the third quarter of 2011.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2011 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three and six month periods ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of June 30, 2011 and December 31, 2010, the Company has accrued $1,361,501 and $1,329,898, including accrued interest of $308,116, related to this matter.

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

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of June 30, 2011 and December 31, 2010, there were no Series A Convertible Preferred Stock outstanding.

Item 4.               Submission of Matters to a Vote of Security Holders continued

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of June 30, 2011 and December 31, 2010, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of June 30, 2011, none of the shares under this plan have been issued and the Company has accrued $825,137 of cash and recorded additional paid-in capital of $232,529 for stock compensation based on the fair value of 4,125,685 shares to be issued to the members of the Board.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: August 22, 2011	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: August 22, 2011	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer