Form 10-Q/A
period 2011-06-30
ARROW RESOURCES DEVELOPMENT INC
filed 2011-09-12
CIK 795255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  Exhibits.

Designation of Exhibits in This Report	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer*
32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer*
32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer*
101.ins	Instance Document**
101.def	XBRL Taxonomy Extension Definition Linkbase Document**
101.sch	XBRL Taxonomy Extension Schema Document **
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document **
101.lab	XBRL Taxonomy Extension Label Linkbase Document **
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Previously filed.
**	Furnished, not filed, herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

Date: September 9, 2011	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Date: September 9, 2011	By:	/S/ PETER J. FRUGONE
Peter J. Frugone Principal Accounting Officer