Form 10-K
period 2011-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2012-04-16
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☐Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(b) of the Act.

☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated Filer    ☐ Accelerated filer   ☐ Non-accelerated filer    ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No ☒

Issuer’s revenues for 2011, its most recent fiscal year, were $0 from continuing operations.

As of April 11, 2012, the number of freely tradable shares not held by affiliates was 181,048,237.

As of April 11, 2012, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $1,810,000.

The number of shares outstanding of each of the issuer’s classes of common equity, as of April 11, 2012 is as follows:

Class	Outstanding

Common stock - par value $0.00001	767,539,744

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

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

 “APR” - Arrow Pacific Resources Group Limited, a British Virgin Islands company, is currently the principal shareholder of the Company, owning 352,072,778 shares or approximately 48%.

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

Arrow Pacific has, through their wholly-owned subsidiaries PT Tiga Daun Nusantara (local operating company in Kendari), PT Eucalyptus Alam Lestari, PT Nusa Alam Sejahtera , PT Sumbur Utama Alam, and PT Tunas Hamparan Hijau, (all Indonesian registered Companies) have entered into agency agreements with Arrow Resources Development Ltd. (a Bermuda Ltd. Company and wholly-owned subsidiary of Arrow Resources Development, Inc.) to act as its corporate finance, financial administration, corporate management practice, marketing and distribution and infrastructure agent in Indonesia. These agreements provide for the Company to receive 10% of the gross sales generated by all plantation/farming operations and by any and all derivative products (e.g. paper, pulp, chips).  Under this agreement, ARD acts as the collection and disbursement agent for all operations.  ARD retains 10% of gross revenues and disburses the remaining 90% to Arrow Pacific's various business units which becomes their gross revenue. In the case of the ethanol plants, Arrow collects all gross revenue from operations, retains 5% of the gross revenue as part of its fee, then covers expenses to all suppliers through an audited accounting system to determine net revenue for distribution on a 50-50 basis.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2011 and 2010, the Company has accrued $1,393,101 and $1,329,898, including accrued interest of $339,717 and $276,514 respectively, related to this matter.

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

HUMAN RESOURCES

As of December 31, 2011, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

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

EMPLOYEES

As of December 31, 2011, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

DEPENDENCE ON ARROW PACIFIC RESOURCES GROUP LIMITED AND ITS OPERATING SUBSIDIARIES

Our revenues are currently entirely dependent on the sales of APR and its operating subsidiaries products sales. APR will not be in a position to generate sustainable timber sales until it has completed certain infrastructure improvements in Indonesia.

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

OWNERSHIP OF THE COMPANY

APR owns 48% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is a 7% owner of the Company’s stock.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,816,833 for the year ended December 31, 2011 and a net loss during the development stage from inception (November 15, 2005) through December 31, 2011 of $164,428,091. The Company’s operations are in the development stage, and the Company has generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

Due to the change in business activities of the Company in conjunction with the change in control, we are no longer able to realize any benefit from net operating losses carried forward of CNE Group, Inc. of approximately $30,000,000. The Company currently has net operating losses of approximately $187,000 related to development stage activity, which may be carried forward to future periods.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2011 and 2010, the Company has accrued $1,393,101 and $1,329,898, including accrued interest of $339,717 and $276,514 respectively, related to this matter.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering consisted of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities were not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2011, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering consisted of the Company's Series C Convertible Preferred Stock that was convertible into our common stock. These securities were not required to be and were not registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2011, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2011, none of the shares under this plan have been issued and the Company has accrued $900,137 of cash-based compensation and recorded additional paid-in capital of $240,025 for stock compensation based on the fair value of 4,500,685 shares to be issued to the members of the Board.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

 Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of April 11, 2012 was 327.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2011
1st Quarter	$0.07	$0.02
2nd Quarter	0.06	0.02
3rd Quarter	0.03	0.01
4th Quarter	0.02	0.01

2010
1st Quarter	$0.04	$0.01
2nd Quarter	0.03	0.01
3rd Quarter	0.04	0.01
4th Quarter	0.10	0.02

As of April 11, 2012, the number of freely tradable shares not held by affiliates was 181,048,237.

As of April 11, 2012, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $1,810,000.

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

GENERAL

We are a holding company whose only operating subsidiary as of December 31, 2011 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2011, the Company recovered $52,000 under this agreement.

CRITICAL ACCOUNTING POLICIES JUDGMENTS AND ESTIMATES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. These policies are contained in Note 1 to the consolidated financial statements.

Our accounting and reporting policies conform with U.S. generally accepted accounting principles and general practices within the financial services industry. Recent accounting pronouncements are contained in Note 1 to the consolidated financial statements. The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurances that actual results will not differ from those estimates. If actual results are different than management’s judgments and estimates, the Company’s financial results could change, and such change could be material.

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

VALUATION OF GOODWILL, PURCHASED INTANGIBLE ASSETS AND LONG-LIVED ASSETS

The Company’s only intangible asset was comprised of a marketing and distribution agreement with Arrow Pte. In accordance with ASC 350, “Goodwill and Other Intangible Assets” this intangible agreement is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the years ended December 31, 2011 and 20010, we incurred consulting fees of $5,322,678 and $5,231,207, of which $5,307,678 and $4,625,814, respectively were related to services provided under the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer as well as administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There were no revenues generated for the years ended December 31, 2011 and 2010 as the Company is still in development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the years ended December 31, 2011 and 2010 as the Company is still in development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $5,322,678 for the year ended December 31, 2011 as compared to $5,231,207 for the year ended December 31, 2010, and $27,035,579 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2011. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses decreased to $84,910 for the year ended December 31, 2011 as compared to $167,853 for the year ended December 31, 2010, and increased to $1,114,038 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2011. The year to year decrease was primarily due to a reduction of professional services rendered to the Company.

Directors’ compensation decreased to $165,000 for the year ended December 31, 2011, as compared to $202,500 for the year ended December 31, 2010, and $1,140,178 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2011. Directors’ compensation is based on an annual fee of $50,000 in cash and 250,000 shares of the Company’s restricted common stock; and the decrease in directors’ compensation is due to fluctuating share prices.

Delaware franchise tax expense was $420 for the years ended December 31, 2011 and 2010 and $186,681 for the period from inception (November 15, 2005) to December 31, 2011. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. The Company has estimated unpaid Delaware franchise taxes as follows:

Year ended:
December 31, 2011	$420
December 31, 2010	$420
December 31, 2009	$420
December 31, 2008	$420
December 31, 2007	$57,652
December 31, 2006	$57,650
December 31, 2005	$69,699

The Company did not file their tax returns on time due to the inability to pay the related taxes. The Company hopes to file the delinquent tax returns in the near future.

Total operating expenses during the development stage decreased to $5,573,008 for the year ended December 31, 2011 as compared to $5,601,980 for the year ended December 31, 2010, and $29,476,476 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2011.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2011 and 2010, the Company has accrued $1,393,101 and $1,329,898, including accrued interest of $339,717 and $276,514 respectively, related to this matter.

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

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt except for $220,000. As of December 31, 2011 and December 31, 2010 the Company had $62 and $12 of cash, respectively. We had losses of $8,816,833 and $8,867,237 for the years ended December 31, 2011 and 2010 and had zero revenue as of December 31, 2011 and 2010. In order for us to survive during the next twelve months we will need to secure approximately $3,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2011, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

We used $3,795,035 of cash in our operating activities during the year ended December 31, 2011. We had a net loss of $8,816,833. We had stock-based directors’ compensation for shares to be issued of $15,000, an increase in accounts payable and accrued expenses payable of $3,808,595 mostly related to compensation and management fees, an increase on the liability for legal judgment obtained by the predecessor entity shareholder of $63,203 due to accrued interest, $27,000 of common stock issued for note payable interest, $10,000 of common stock to be issued for note payable interest, and a loss on common stock issued for debt conversion expense of $1,100,000. In addition, we had a working capital deficiency of $32,587,603 at December 31, 2011. We did not have any material commitments for capital expenditures as of December 31, 2011.

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

There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between the Company and its independent auditor, KBL, LLP.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2011.

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

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2011 under the criteria set forth in the in Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The directors and executive officers of the Registrant as of December 31, 2011 were as follows:

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

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2011, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

Item 11.	Executive Compensation.

The following table sets forth the salaries of the Company’s executive officers for the fiscal years ending December 31, 2011 and December 31, 2010.

			Annual Compensation			Long-Term Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Number of Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Peter J. Frugone	2011	(1)	$-	$-	$50,000	$-		-	$-	$5,000	(1)
Chairman, CEO and Director	2010		-	-	50,000	-		-	-	17,500
Rudolph Karundeng	2011	(2)	-	-	50,000	-	-	-	-	5,000	(2)
Director	2010		-	-	50,000	-		-	-	17,500
John E. McConnaughy, Jr.	2011	(3)	-	-	50,000	-	-	-	-	5,000	(3)
Director	2010		-	-	50,000	-		-	-	17,500

(1)	As part of Chairman's compensation that was approved by the Board of Director on December 3, 2007, Mr. Frugone is entitled to 1,250,000 shares of the Company's Common Stock which has an aggregated fair market value of $65,625. At December 31, 2011, none of these shares were issued.

(2)	As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Karundeng is entitled to 1,250,000 shares of the Company's Common Stock which has fair market value of $65,625. At December 31, 2011, none of these shares were issued.

(3)	As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. McConnaughy is entitled to 1,250,000 shares of the Company's Common Stock which has fair market value of $65,625. At December 31, 2011, none of these shares were issued.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 11, 2012, there were 767,539,744 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class
Rudolph Karundeng (2)	Director	52,000,000	7.1%
Arrow Pacific Resources Group Limited (3)		352,072,778	47.7%
AIS International Holdings Ltd. (4)		55,000,000	7.5%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security.

(2)	Mr. Karundeng's address is Jl. Cempaka Putih TImur Raya No. 7, Jakarta 10510 Indonesia. Mr. Karundeng is entitled to 1,000,000 common shares related to directors' compensation, none of which were issued as of December 31, 2010. Mr. Karungdeng also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2011.
(3)	Arrow Pacific Resources Group Limited's address is Jl. Cempaka Putih TImur Raya No. 7, Jakarta 10510 Indonesia. Arrow Pacific Resources Group Limited currently holds 352,072,778 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2011.

(4)	AIS International Holdings Ltd. currently holds 55,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2011.

Item 13.	Certain Relationships and Related Transactions.

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

Audit Fees

Audit fees for 2011 and 2010 incurred to KBL, LLP were $90,000 and $70,000. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL, LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur any other audit related fees from KBL, LLP in 2011 and 2010.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from KBL, LLP in 2011 and 2010.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2011 and 2010, other than the services reported above.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: April 16, 2012	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: April 16, 2012	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	April 16, 2012
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	April 16, 2012
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY, JR.	Director	April 16, 2012
John E. McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2011 and 2010)	F-2
Consolidated Statements of Operations (For the years ended December 31, 2011 and December 31, 2010, and the period from inception, November 15, 2005, to December 31, 2011)	F-3
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (For the period from inception November 15, 2005 to December 31, 2011)	F-4
Consolidated Statements of Cash Flows (For the years ended December 31, 2011 and December 31, 2010, and the period from inception, November 15, 2005, to December 31, 2011)	F-5

Notes to the consolidated financial statements	F-6 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Arrow Resources Development, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Arrow Resources Development, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in stockholders’ (deficit) equity, for the years ended December 31, 2011 and 2010, and for the period from inception (November 15, 2005) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows during the development stage for the years ended December 31, 2011 and 2010, and for the period from inception (November 15, 2005) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

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

/s/ KBL, LLP

New York, NY

April 12, 2012

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (During the Development Stage)

	December 31, 2011	December 31, 2010
ASSETS
Current:
Cash	$62	$12
Total current assets	62	12
Total assets	$62	$12
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable, including $9,689,291 and $8,059,291 due to Company shareholders and directors, respectively	15,072,429	$11,439,957
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,393,101	1,329,898
Due to related parties	13,562,478	10,447,373
Notes payable, including accrued interest of $200,677 and $164,554, respectively	2,559,657	2,135,554
Total liabilities	32,587,665	25,352,782
Commitments and contingencies	-	-
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 737,368,911 and 704,952,244 issued and outstanding, respectively	7,375	7,050
Common stock to be issued, $0.00001 par value, 64,975,517 and 33,554,684 shares to be issued, respectively	650	336
Additional paid-in capital	131,832,463	130,251,102
Accumulated deficit	(164,428,091)	(155,611,258)
Total stockholders’ (deficit) equity	(32,587,603)	(25,352,770)
Total liabilities and stockholders’ (deficit) equity	$62	$12

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations (During the Development Stage)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2011

Revenue	$-	$-	52,000
Operating expenses:
Consulting fees and services, including $5,307,678, $4,625,814, and $25,374,199 incurred to related parties, respectively	5,322,678	5,231,207	27,035,579
General and administrative	84,910	167,853	1,114,038
Directors' compensation	165,000	202,500	1,140,178
Delaware franchise taxes	420	420	186,681

Total operating expenses	5,573,008	5,601,980	29,476,476

Loss from operations during the
development stage	(5,573,008)	(5,601,980)	(29,424,476)

Other income (expense):
Income from spin-off	-	-	52,491
Income from forgiveness of debt	-	-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667
Loss on legal judgment obtained by predecessor entity shareholder	(63,203)	(63,203)	(1,393,101)
Penalty for default of notes payable	(2,007,500)	(2,007,500)	(4,593,000)
Loss on write-off of marketing agreement	-	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	(2,000)
Loss on debt conversion	(1,100,000)	(1,182,500)	(2,532,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)
Debt issue costs including interest expense, of which $10,000, none, and $1,346,320 is to be satisfied in Company Common Stock and none, none, and $32,000 incurred to related parties	(73,122)	(12,054)	(1,686,920)
	(3,243,825)	(3,265,257)	(135,003,615)

Net loss	(8,816,833)	(8,867,237)	(164,428,091)

NET LOSS PER COMMON SHARE:
Basic and Diluted	(0.012)	(0.013)	(0.257)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	725,537,130	679,105,669	639,277,212

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock		Additional	Accumulated
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount	Paid-in Capital	Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	-	$-	-	$-	-	$-	25,543,240	$255	$(2,674,761)	$-	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	-	-	-	-	-	-	624,000,000	6,240	125,907,967	-	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	-	-	-	-	-	-	-	-	-	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	-	-	-	-	985,000	10	-	-	984,990	-	985,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	-	-	-	-	500,000	5	-	-	499,995	-	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	-	-	-	-	-	-	-	-	280,000
Common stock issued in settlement of predecessor entity stockholder litigation	-	-	-	-	-	-	200,000	2	11,998	-	12,000
Common stock to be issued for directors' compensation	-	-	-	-	1,000,685	10	-	-	60,031	-	60,041
Net loss for the year	-	-	-	-	-	-	-	-	-	(130,076,689)	(130,076,689)
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	-	-	-	-	-	-	-	-	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	-	-	25,000	25,000	-	-	-	-	-	-	25,000
Common Stock issued and to be issued for cash received by Company	-	-	-	-	305,000 x	3	250,000	3	104,996	-	105,002
Common stock to be issued for directors' compensation	-	-	-	-	1,000,000 x	10	-	-	77,490	-	77,500
Debt issue costs to be satisfied in Company Common Stock	-	-	-	-	4,704,000 x	47	3,000,000	30	536,243	-	536,320
Common stock to be issued for purchase of common stock	-	-	-	-	1,000,000 x	10	-	-	49,990	-	50,000
Common stock to be issued for consulting and marketing services	-	-	-	-	2,700,000	27	-	-	245,969	-	245,996
Common stock issued for consulting and marketing services	-	-	-	-	-	-	2,250,000	23	122,481	-	122,504
Net loss for twelve months ended December 31, 2008	-	-	-	-	-	-	-	-	-	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	-	-	7,100,000	71	354,929	-	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	-	-	500,000	5	24,995	-	-
Common Stock to be issued for cash received by Company	-	-	-	-	2,500,000	25	-	-	249,975	-	250,000
Common stock to be issued for directors' compensation	-	-	-	-	1,000,000	10	-	-	34,990	-	35,000
Debt issue costs to be satisfied in Company Common Stock	-	-	-	-	16,000,000	160	-	-	719,840	-	720,000
Debt issue costs satisfied in Company Common Stock	-	-	-	-	-	-	1,000,000	10	79,990	-	80,000
Common stock issued for reset of previous subscription agreement	-	-	-	-	-	-	138,095	2	5,523	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	-	-	1,109,999	11	-	-	44,389	-	44,400
Common stock issued for debt conversion	-	-	-	-	-	-	14,470,909	145	771,855	-	772,000
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	-	(6,520,053)	(6,520,053)
Balance, December 31, 2009	0	$0	0	$0	32,804,684	$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	-	-	-	-	750,000	8	-	-	52,492	-	52,500
Common stock issued for consulting services, in lieu of cash payment	-	-	-	-	-	-	6,500,000	65	584,935	-	585,000
Common stock issued for debt conversion	-	-	-	-	-	-	20,000,000	200	1,399,800	-	1,400,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	-	(8,867,237)	(8,867,237)
Balance, December 31, 2010	-	$-	-	$-	33,554,684	$336	704,952,244	$7,050	$130,251,102	$(155,611,258)	$(25,352,770)
Common stock to be issued for directors' compensation	-	-	-	-	750,000	8	-	-	14,992	-	15,000
Common stock issued for debt conversion	-	-	-	-	-	-	30,000,000	300	1,199,700	-	1,200,000
Common stock to be issued for debt conversion	-	-	-	-	30,000,000	300	-	-	299,700		300,000
Subscription shares of common stock purchased	-	-	-	-	170,833	1	1,066,667	11	29,988	-	30,000
Common stock to be issued as interest on loans	-	-	-	-	-	-	1,350,000	14	26,986	-	27,000
Common stock issued as interest on loans	-	-	-	-	500,000	5	-	-	9,995	-	10,000
Net loss for the year ended December 31, 2011										(8,816,833)	(8,816,833)
Balance, December 31, 2011	-	$-	-	$-	64,975,517	$650	737,368,911	$7,375	$131,832,463	$(164,428,091)	$(32,587,603)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2011

Net loss	$(8,816,833)	$(8,867,237)	$(164,428,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000
Common stock issued for reset of previous subscription agreement	-	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	44,400
Common stock issued for note payable interest	27,000	-	27,000
Common stock to be issued for note payable interest	10,000	-	10,000
Debt issue costs to be satisfied in Company common stock	-	-	1,256,320
Debt issue costs satisfied in Company common stock	-	-	80,000
Loss on common stock issued for debt conversion	1,100,000	1,182,500	3,054,500
Common stock issued for conversion due to related party	-	-	(39,000)
Debt issue costs paid in cash	-	-	50,000
Common stock issued for marketing services	-	-	122,500
Common stock to be issued for consulting services	-	-	246,007
Expense related to common stock issued for consulting services, in lieu of cash	-	585,000	585,000
Stock-based directors' compensation to be issued	15,000	52,500	240,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	3,808,595	3,724,193	14,604,840
Estimated liability for legal judgment obtained by predecessor entity shareholder	63,203	63,203	1,393,101
Net cash used in operating activities	(3,793,035)	(3,259,841)	(16,483,640)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576
Advances to related party	(20,000)	(37,500)	(957,775)
Net cash used in investing activities	(20,000)	(37,500)	(918,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	80,000	252,000	2,201,000
Proceeds of loans received from related parties	587,980	-	2,462,980
Repayment towards loan from related party	-	-	(179,425)
Cash proceeds from common stock subscription sale	30,000	-	30,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	3,115,105	3,045,262	10,605,348
Net increase in investments/capital contributed	-	-	2,232,000
Advances from senior advisor	-	-	50,000
Net cash provided by financing activities	3,813,085	3,297,262	17,401,903

Net change in cash	52	(79)	64
Cash balance at beginning of period	12	91	-
Cash balance at end of period	$62	12	64

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	-
Interest expense	$-	$-	-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	220,000

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $8,816,833 for the year ended December 31, 2011, and a net loss during the development stage from inception in November 15, 2005 through December 31, 2011 of $164,428,091. The Company’s operations are in the development stage, and the Company has substantially not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Loss per share:

The Company complies with the requirements of the FASB Accounting Standard Codification No 260, Earnings Per Share. FASB ASC No. 260 specifies the compilation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.  Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from inception (November 15, 2005) to December 31, 2011 and for the years ended December 31, 2011 and 2010. As of December 31, 2011, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to December 31, 2011, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Based Compensation

The Company applies ASC 718-10 and ASC 505-50 in accounting for stock options issued to employees. For stock options and warrants issued to non-employees, the Company applies the same standard, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the years ended December 31, 2005 through 2011.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$186,681
Differences resulting from use of cash basis for tax purposes	-
Tax Rate	34%
Total deferred tax assets	63,472
Less valuation allowance	(63,472)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
December 31, 2031	420
Net Operating Loss Carryover	$186,681

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2011
Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0)%
Net Effective Tax Rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(164,241,410)
Delaware franchise taxes deductible on Company's tax return	186,681
Net loss for the period from inception (November 15, 2005) to December 31, 2011	$(164,428,091)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of September 30, 2011 and December 31, 2010, the Company had notes payable outstanding as follows:

Holder	Terms	December 31, 2011	December 31, 2010
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
John Marozzi (2)	Due 30 days after $750,000 funded to company, 4% interest	387,980	-
John Marozzi (2)	Due on demand, non-interest bearing	-	200,000
Accrued interest (2)		31,275	12,054
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	255,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (9)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
H. Lawrence Logan (11)	Due on demand, non-interest bearing	25,000	25,000
Aaron Hiller (12)	Due October 17, 2011, 20% interest & shares	30,000	-
Charles Strauss (13)	Due October 20, 2011, 20% interest & shares	50,000	-
Ferandell Tennis Courts (14)	Due October 26, 2011, 20% interest & shares	45,000	-
Michael Hannegan (15)	Due October 10, 2011, 20% interest & shares	75,000	-
Accrued interest (16)		16,902	-
Total		$2,559,657	$2,135,554

(1)	The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock could not be issued until the party to whom the note was assigned by its original holder emerged from bankruptcy or reorganization. In March 2010, the note holder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)	On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (“Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008.

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

On April 1, 2011, the Company executed a loan agreement with Marozzi, whereas Marozzi will provide funding for up to $750,000.  When the entire $750,000 has been funded to the Company, the principal amount and accrued interest is due 30 days thereafter.  Interest will accrue at 4% per annum until all principal amounts are repaid.  If the entire $750,000 loan is not repaid in 30 days by cash or stock, the entire unpaid balance will be due and payable on demand at the option of the holder.  Of the $750,000 total commitment, Marozzi had advanced $587,980 through September 30, 2011.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss of debt conversions for the year ended December 31, 2011 was $1,100,000. Accrued interest due on all Marozzi related loans was $31,275 as of December 31, 2011. The 30,000,000 shares were issued in January 2012, and the par value has been recorded to common stock to be issued at December 31, 2011.

(3)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from James R. McConnaughy (“McConnaughy”), which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that were issuable to McConnaughy as of December 31, 2008. On December 23, 2008, the Company received another $15,000 non-interest bearing advance from McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe (“Joffe,”) which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Joffe, which is due on demand.

(5)	On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (“Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008. On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli. In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli. The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008. On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009. On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010. The balance of $550,000 note payable is currently in default.

(6)	On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which was due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed. This left a balance of $155,000 unpaid principal as of December 31, 2009. On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan is mature and payable no later than March 30, 2012. This leaves a balance of $255,000 unpaid principal as of December 31, 2011 and the note payable is currently in default. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(7)	On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff (“Neff”). The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock. During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Neff as of December 31, 2008. On August 12, 2009, the Company and Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. This note payable is currently in default.

(8)	On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”) In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009. On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009. On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense. On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010. During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense. The total unpaid principal balance of $450,000 is currently in default. For the years ended December 31, 2011 and 2010, the Company incurred and accrued $1,642,500 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $3,861,000 and $2,218,500, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $3,761,000 for the year ended December 31, 2011 and accrued interest of $100,000 and accrued cumulative default penalties of $2,118,500 for the year ended December 31, 2010.

(9)	On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company was to repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009 and the loan is currently in default.

(10)	On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default. For the years ended December 31, 2011 and 2010, the Company incurred and accrued $365,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $832,000 and $467,000, respectively.

(11)	During the fiscal year 2007, the Company received a $25,000 non-interest bearing advance from Lawrence Logan. The advance is due on demand.

(12)	On July 19, 2011, the Company received a $30,000 loan that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 300,000 shares. The value of the shares at issuance was $6,000 and has been recorded as interest expense. As of the December 31, 2011, the Note has not been repaid and is currently in default.

(13)	On July 22, 2011, the Company received a $50,000 loan that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 500,000 shares. The shares were not issued as of September 30, 2011. The value of the shares recorded was $10,000 and has been recorded as interest expense. As of the December 31, 2011, the Note has not been repaid and is currently in default.

(14)	On July 28, 2011, the Company’s CEO received a $45,000 loan on behalf of the Company that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 450,000 shares. The value of the shares at issuance was $9,000 and has been recorded as interest expense. As of the December 31, 2011, the Note has not been repaid and is currently in default.

(15)	On July 28, 2011, the Company’s CEO received a $75,000 loan on behalf of the Company that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 8 shares of common stock for every $1 loaned, for a total of 600,000 shares. The value of the shares at issuance was $12,000 and has been recorded as interest expense. As of the December 31, 2011, the Note has not been repaid and is currently in default.

(16)	The total interest accrued for the loans listed above for items #12-#15 above at 20%, was $16,902 for the year ended December 31, 2011. This amount is expected to be paid in cash.

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

The Company’s only intangible asset was comprised of this marketing and distribution agreement with Arrow Pte. In accordance with ASC 350, “Goodwill and Other Intangible Assets” this intangible agreement is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

As of December 31, 2011 and December 31, 2010, the Company had short-term borrowings of $11,632,478 and $8,517,313, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Management consulting fees and services incurred by Empire charged to the Statement of Operations for the years ended December 31, 2011 and 2010 were $3,807,678 and $3,125,815, respectively.

During the year ended December 31, 2011, the Company also incurred Director’s compensation expense of $55,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2010, the Company also incurred Director’s compensation expense of $67,500 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2009, the Company also incurred Director’s compensation expense of $58,750 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  At December 31, 2011 the Company is obligated to issue 1,250,000 company shares to him, and “Accounts payable and accrued liabilities” includes $250,000 due to him for the cash based portion of his 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

During the years ended December 31, 2011 and 2010, the Company made cash payments of $696,862 and $276,043, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the year ended December 31, 2011 and December 31, 2010 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,500,000 and $1,500,000, respectively. In addition, as of December 31, 2009 and 2008 the Company owed them a total of $9,189,291 and $7,659,291, respectively. These agreements are discussed in detail in Note 11.

During the year ended December 31, 2011, the Company also incurred Director’s compensation expense of $55,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2010, the Company also incurred Director’s compensation expense $67,500 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant. At December 31, 2011 the Company is obligated to issue 1,250,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $250,000 due to him for the cash based portion of his 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

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

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of December 31, 2011 and December 31, 2010, the Company had $1,955,000 and $1,955,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

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

During the year ended December 31, 2011, the Company also incurred Director’s compensation expense $55,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2010, the Company also incurred Director’s compensation expense $67,500 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2009, the Company also incurred Director’s compensation expense $58,750 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  At December 31, 2011 the Company is obligated to issue 1,250,000 Common Stock shares to him, and “Accounts payable and accrued liabilities” includes $250,000 due to him for the cash based portion of his 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2011 and December 31, 2010, none of the shares under this plan have been issued and the Company has an accrued liability of $900,137 and $750,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $240,025 and $225,033, respectively, for stock-based compensation based on the fair value of 4,500,685 and 3,750,685 shares to be issued to the members of the Board, respectively.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2011, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2011 and December 31, 2010, none of the shares under this plan had been issued and the Company has accrued $900,137 and $750,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $240,025 and $225,033, respectively, for stock-based compensation based on the fair value of 4,500,685 and 3,750,685 shares to be issued to the members of the Board, respectively.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of December 31, 2011, none of these shares have been issued to Charles A. Moskowitz.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss of debt conversions for the year ended December 31, 2011 was $1,100,000. Accrued interest due on all Marozzi related loans was $31,275 as of December 31, 2011. The 30,000,000 shares were issued in January 2012, and the par value has been recorded to common stock to be issued at December 31, 2011.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2011 and 2010, there was no Series C Convertible Preferred Stock outstanding.

Also on May 15, 2008, the Board of Directors approved the issuance of 50,000 shares of unregistered restricted common stock to Sheerin Alli and 50,000 shares of unregistered restricted common stock to Lori McGrath for consulting services provided.  As of December 31, 2011, the Company has not yet issued these shares.  The Company recorded $6,500 and $6,500, respectively, in consulting fees related to the 100,000 shares of common stock that are issuable to Sheerin Alli and Lori McGrath as of September 30, 2008.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  For the years ended December 31, 2011 and 2010, the Company incurred and accrued $1,642,500 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $3,861,000 and $2,218,500, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $3,761,000 for the year ended December 31, 2011 and accrued interest of $100,000 and accrued cumulative default penalties of $2,118,500 for the year ended December 31, 2010.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  For the years ended December 31, 2011 and 2010, the Company incurred and accrued $365,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $832,000 and $467,000, respectively.

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

On October 11, 2011, the Company’s Board of Directors agreed to amend the May 26, 2011 subscription agreement so that 1,237,500 shares of common stock, par value $.00001 was purchased for $30,000. The par value of the additional 170,833 shares of $1 has been recorded to common stock to be issued at December 31, 2011. The additional shares were issued to the third party in March 2012.

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of December 31, 2011, only 138,095 shares had been issued.

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

During the year ended December 31, 2011, the Company made cash payments to Hans Karundeng of $20,000 under his agreement.  During the year ended December 31, 2011, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2010, the Company made cash payments to Hans Karundeng of $37,500 under his agreement. During the year ended December 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from inception (November 15, 2005) to December 31, 2011, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,125,374 under the agreements.

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

During the year ended December 31, 2011, the Company made cash payments of $696,862 to Empire under the agreement. During the year ended December 31, 2010, the Company made cash payments of $276,043 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payment of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from inception (November 15, 2005) to December 31, 2005, the Company made cash payments of $364,000 to Empire under this agreement.  During the period from inception (November 15, 2005) to December 31, 2011, the Company made cash payments of $5,351,674 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of December 31, 2011 and 2010, the Company has accrued $1,393,101 and $1,329,898, including accrued interest of $339,717 and $276,514 respectively, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a nonprofit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2011 , the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of December 31, 2011, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2011, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of December 31, 2011, the Company has not recovered any revenue from this agreement.

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

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of December 31, 2009, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of December 31, 2011, the Company has received no additional funds.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2011 and 2010, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2011 and 2010, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2011 and 2010, the Company has accrued an additional $420 and $420 for estimated unpaid Delaware franchise taxes incurred to date reportable during the year ended December 31, 2011 and 2010.   As of December 31, 2011 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $186,681.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending Dec. 31,	Amounts
2012	$6,312,061
2013	6,765,076
2014	8,081,346
2015	9,726,682
2016	11,783,352

$42,668,517

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SUBSEQUENT EVENTS

In January 2012, the Company issued 30,000,000 shares of common stock to John Marozzi authorized by the Board in October 2011 for the conversion of $200,000 of notes payable due to Mr. Marozzi. The value of the 30,000,000 was $300,000 upon date of issuance on December 19, 2011 and a loss of debt conversion was recognized during the year ended December 31, 2011 of $100,000. The par value of the shares ($300) were classified as common stock to be issued as of December 31, 2011. (See Note 5).

In March 2012, the Company issued 170,833 shares of common stock to a third party pursuant to an amended subscription agreement executed in October 2011. The par value of the shares ($1) were classified as common stock to be issued as of December 31, 2011. (See Note 8)

Exhibit Index

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. §1350 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. §1350 of the Principal Accounting Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase