Form 10-Q
period 2012-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2012-05-18
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2012 is as follows:

Class	Outstanding

Common stock - par value $0.00001	767,539,744

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	1

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited), and for the periods from inception (November 15, 2005) to March 31, 2012 (Unaudited)	2

	Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the three months ended March 31, 2012 (Unaudited) and for the period from inception (November 14, 2005) to December 31, 2005 (Audited) and the years ended December 31, 2006, 2007, 2008, 2009, 2010 and 2011 (Audited).	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (Unaudited) and March 31, 2011 (Unaudited) and for the periods from inception (November 15, 2005) to March 31, 2012 Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

Item 1.        Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (During the Development Stage)

	March 31, 2012	December 31, 2011
	Unaudited	Unaudited

ASSETS
Current:
Cash	$57	$62

Total current assets	57	62

Total assets	$57	$62

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current:
Accounts and accrued expenses payable, including $10,101,791 and $9,689,291 due to Company shareholders and directors, respectively	15,973,310	$15,072,427
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,408,902	1,393,103
Due to related parties	14,643,258	13,562,478
Notes payable, including accrued interest of $214,518 and $200,677, respectively	2,573,498	2,559,657

Total liabilities	34,598,968	32,587,665

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 767,539,744 and 737,368,911 issued and outstanding, respectively	7,676	7,375
Common stock to be issued, $0.00001 par value, 34,992,184 and 64,975,517 shares to be issued, respectively	351	650
Additional paid-in capital	131,834,336	131,832,463
Accumulated deficit	(166,441,274)	(164,428,091)

Total stockholders’ (deficit) equity	(34,598,911)	(32,587,603)

Total liabilities and stockholders’ (deficit) equity	$57	$62

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Operations (During the Development Stage)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2012

Revenue	$-	$-	$52,000
Operating expenses:
Consulting fees and services, including $5,307,678, $4,625,814, and $25,374,199 incurred to related parties, respectively	1,428,285	1,212,939	28,463,864
General and administrative	15,275	14,702	1,129,313
Directors' compensation	39,375	43,125	1,179,553
Delaware franchise taxes	105	105	186,786

Total operating expenses	1,483,040	1,270,871	30,959,516

Loss from operations during the development stage	(1,483,040)	(1,270,871)	(30,907,516)

Other income (expense):
Income from spin-off	-	-	52,491
Income from forgiveness of debt	-	-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667
Loss on legal judgment obtained by predecessor entity shareholder	(15,801)	(15,801)	(1,408,902)
Penalty for default of notes payable	(500,500)	(495,000)	(5,093,500)
Loss on write-off of marketing agreement	-	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	(2,000)
Loss on debt conversion	-	-	(2,532,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)
Debt issue costs including interest expense, of which none, none and $1,346,320 is to be satisfied in Company Common Stock and none, none, and $32,000 incurred to related parties	(13,842)	(2,712)	(1,700,762)
	(530,143)	(513,513)	(135,533,758)

Net loss	$(2,013,183)	$(1,784,384)	$(166,441,274)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.003)	$(0.003)	$(0.260)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	765,729,946	704,952,244	640,556,689

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Common Stock		Additional
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued	Amount	Shares issued	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	--	$--	--	$--	--	$--	25,543,240	$255	$(2,674,761)	$--	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	--	--	--	--	--	--	624,000,000	6,240	125,907,967	--	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	--	--	--	--	--	--	--	--	--	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-	$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	--	--	--	--	985,000	10	--	--	984,990	--	985,000
Net loss for the year	--	--	--	--	--	--	--	--	--	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000	$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	--	--	--	--	500,000	5	--	--	499,995	--	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	--	--	--	--	--	--	--	--	280,000
Common stock issued in settlement of predecessor entity stockholder litigation	--	--	--	--	-	-	200,000	2	11,998	--	12,000
Common stock to be issued for directors' compensation	--	--	--	--	1,000,685	10	--	--	60,031	--	60,041
Net loss for the year	--	--	--	--	--	--	--	--	--	(130,076,689)	(130,076,689)
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685	$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	--	--	--	--	--	--	--	--	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	--	--	25,000	25,000	--	--	--	--	--	--	25,000
Common Stock issued and to be issued for cash received by Company	--	--	--	--	305,000	3	250,000	3	104,996	--	105,002
Common stock to be issued for directors' compensation	--	--	--	--	1,000,000	10	--	--	77,490	--	77,500
Debt issue costs to be satisfied in Company Common Stock	--	--	--	--	4,704,000	47	3,000,000	30	536,243	--	536,320
Common stock to be issued for purchase of common stock	--	--	--	--	1,000,000	10	--	--	49,990	--	50,000
Common stock to be issued for consulting and marketing services	--	--	--	--	2,700,000	27	--	--	245,969	--	245,996
Common stock issued for consulting and marketing services	--	--	--	--	--	--	2,250,000	23	122,481	--	122,504
Net loss for twelve months ended December 31, 2008	--	--	--	--	--	--	--	--	--	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685	$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	--	--	7,100,000	71	354,929	--	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	--	--	500,000	5	24,995	--	-
Common Stock to be issued for cash received by Company	--	--	--	--	2,500,000	25	--	--	249,975	--	250,000
Common stock to be issued for directors' compensation	--	--	--	--	1,000,000	10	--	--	34,990	--	35,000
Debt issue costs to be satisfied in Company Common Stock	--	--	--	--	16,000,000	160	--	--	719,840	--	720,000
Debt issue costs satisfied in Company Common Stock	--	--	--	--	-	-	1,000,000	10	79,990	--	80,000
Common stock issued for reset of previous subscription agreement	--	--	--	--	--	--	138,095	2	5,523	--	5,525
Common stock to be issued for reset of previous subscription agreement	--	--	--	--	1,109,999	11	--	--	44,389	--	44,400
Common stock issued for debt conversion	--	--	--	--	--	--	14,470,909	145	771,855	--	772,000
Net loss for the year ended December 31, 2009	--	--	--	--	--	--	--	--	--	(6,520,053)	(6,520,053)
Balance, December 31, 2009	0	$0	0	$0	32,804,684	$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	--	--	--	--	750,000	8	--	--	52,492	--	52,500
Common stock issued for consulting services, in lieu of cash payment	--	--	--	--	--	--	6,500,000	65	584,935	--	585,000
Common stock issued for debt conversion	--	--	--	--	--	--	20,000,000	200	1,399,800	--	1,400,000
Net loss for the year ended December 31, 2010	--	--	--	--	--	--	--	--	--	(8,867,237)	(8,867,237)
Balance, December 31, 2010	-	$-	-	$-	33,554,684	$336	704,952,244	$7,050	$130,251,102	$(155,611,258)	$(25,352,770)
Common stock to be issued for directors' compensation	--	--	--	--	187,500	2	--	--	5,623	--	5,625
Net loss for the three month period ended March 31, 2011	--	--	--	--	--	--	--	--	--	(1,784,384)	(1,784,384)
Balance, March 31, 2011	-	$-	-	$-	33,742,184	$338	704,952,244	$7,050	$130,256,725	$(157,395,642)	$(27,131,529)
Common stock to be issued for directors' compensation	--	--	--	--	187,500	2	--	--	1,873	--	1,875
Common stock issued for debt conversion	--	--	--	--	--	--	30,000,000	300	1,199,700	--	1,200,000
Subsccription shares of common stock purchased	--	--	--	--	1,066,667	11	--	--	29,989	--	30,000
Net loss for the three month period ended June 30, 2011	--	--	--	--			--	--		(2,829,519)	(2,829,519)
Balance, June 30, 2011	-	$-	-	$-	34,996,351	$351	734,952,244	$7,350	$131,488,287	$(160,225,161)	$(28,729,173)

Common stock to be issued for directors' compensation	--	--	--	--	187,500	2	--	--	3,748	--	3,750
Subsccription shares of common stock purchased, issued to investor	--	--	--	--	(1,066,667)	(11)	1,066,667	11	--	--	-
Common stock to be issued as interest on loans	--	--	--	--	--	--	1,350,000	14	26,986	--	27,000
Common stock issued as interest on loans	--	--	--	--	500,000	5	--	--	9,995	--	10,000
Net loss for the three month period ended September 30, 2011	--	--	--	--	--	--	--	--	--	(2,050,769)	(2,050,769)

Balance, September 30, 2011	-	$-	-	$-	34,617,184	$347	737,368,911	$7,375	$131,529,016	$(162,275,930)	$(30,739,192)

Common stock to be issued for directors' compensation	--	--	--	--	187,500	2	--	--	3,748	--	3,750
Common stock issued for debt conversion	--	--	--	--	30,000,000	300	--	--	299,700	--	300,000
Adjustment to subscription agreement purchase of shares	--	--	--	--	170,833	1	--	--	-1	--	-
Net loss for the three month period ended December 31, 2011	--	--	--	--	--	--	--	--	--	(2,152,161)	(2,152,161)

Balance, December 31, 2011	-	$-	-	$-	64,975,517	$650	737,368,911	$7,375	$131,832,463	$(164,428,091)	$(32,587,603)

Common stock to be issued for directors' compensation	--	--	--	--	187,500	2	--	--	1,873	--	1,875
Issuance of common stock related to debt conversion	--	--	--	--	(30,000,000)	(300)	30,000,000	300	-	--	-
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	--	--	--	--	(170,833)	(1)	170,833	1	-	--	-
Net loss for the three month period ended March 31, 2012	--	--	--	--	--	--	--	--	--	(2,013,183)	(2,013,183)

Balance, March 31, 2012	-	$-	-	$-	34,992,184	$351	767,539,744	$7,676	$131,834,336	$(166,441,274)	$(34,598,911)

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Cash Flows (During the Development Stage)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2012

Net loss	$(2,013,183)	$(1,784,384)	$(166,441,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000
Common stock issued for reset of previous subscription agreement	-	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	44,400
Common stock issued for note payable interest	-	-	27,000
Common stock to be issued for note payable interest	-	-	10,000
Debt issue costs to be satisfied in Company common stock	-	-	1,256,320
Debt issue costs satisfied in Company common stock	-	-	80,000
Loss on common stock issued for debt conversion	-	-	3,054,500
Common stock issued for conversion due to related party	-	-	(39,000)
Debt issue costs paid in cash	-	-	50,000
Common stock issued for marketing services	-	-	122,500
Common stock to be issued for consulting services	-	-	246,007
Expense related to common stock issued for consulting services, in lieu of cash	-	-	585,000
Stock-based directors' compensation to be issued	1,875	5,625	241,916
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	914,713	924,531	15,519,551
Estimated liability for legal judgment obtained by predecessor entity shareholder	15,801	15,801	1,408,902
Net cash used in operating activities	(1,080,794)	(838,427)	(17,564,436))

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576
Advances to related party	-	(5,000)	(957,775)
Net cash used in investing activities	-	(5,000)	(918,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	-	2,201,000
Proceeds of loans received from related parties	-	-	2,462,980
Repayment towards loan from related party	-	-	(179,425)
Cash proceeds from common stock subscription sale	-	-	30,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	1,080,789	848,452	11,686,137
Net increase in investments/capital contributed	-	-	2,232,000
Advances from senior advisor	-	-	50,000
Net cash provided by financing activities	1,080,789	848,452	18,482,692

Net change in cash	(5)	5,025	57
Cash balance at beginning of period	62	12	-
Cash balance at end of period	$57	$5,037	$57

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2012 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three month periods ended March 31, 2012 and 2011,  respectively and for the period from the commencement of the development stage (November 15, 2005) to March 31, 2012. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Amended Annual Report on Form 10K for the year ended December 31, 2011 filed on April 16, 2012.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,013,183 for the three months ended March 31, 2012 and a net loss during the development stage from inception (November 15, 2005) through March 31, 2012 of $166,441,274. The Company’s operations are in the development stage, and the Company has not substantially generated any material revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from inception (November 15, 2005) to December 31, 2011 and for the period ended March 31, 2012. As of March 31, 2012, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items:

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to March 31, 2012, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the years ended December 31, 2005, 2006, 2007, 2008, 2009, 2010, 2011 or 2012.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$186,786
Differences resulting from use of cash basis for tax purposes	-
Tax rate	34%
Total deferred tax assets	63,507
Less valuation allowance	(63,507)

Net deferred tax assets	$—

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
December 31, 2031	420
March 31, 2032	105
Net Operating Loss Carryover	$186,786

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2012

Federal statutory tax rate	34.0%
Effective Tax Rate	34.0%
Valuation Allowance	(34.0)%
Net Effective Tax Rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(166,254,488)
Delaware franchise taxes deductible on Company's tax return	186,786
Net loss for the period from inception (November 15, 2005) to March 31, 2012	$(166,441,274)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of March 31, 2012 and December 31, 2011, the Company had notes payable outstanding as follows:

Holder	Terms	March 31, 2012	December 31, 2011
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
John Marozzi (2)	Due 30 days after $750,000 funded to company, 4% interest	387,980	387,980
John Marozzi (2)	Due on demand, non-interest bearing	-	-
Accrued interest (2)		35,144	31,275
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	255,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (9)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
H. Lawrence Logan (11)	Due on demand, non-interest bearing	25,000	25,000
Aaron Hiller (12)	Due October 17, 2011, 20% interest & shares	30,000	30,000
Charles Strauss (13)	Due October 20, 2011, 20% interest & shares	50,000	50,000
Ferandell Tennis Courts (14)	Due October 26, 2011, 20% interest & shares	45,000	45,000
Michael Hannegan (15)	Due October 10, 2011, 20% interest & shares	75,000	75,000
Accrued interest (16)		26,874	16,902
Total		$2,573,498	$2,559,657

(1)	The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock could not be issued until the party to whom the note was assigned by its original holder emerged from bankruptcy or reorganization. In March 2010, the note holder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)	On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 shares to be issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss of debt conversions for the year ended December 31, 2011 was $1,100,000. Accrued interest due on all Marozzi related loans was $35,144 and $31,275 as of March 31, 2012 and December 31, 2011, respectively. The above 30,000,000 shares were issued in January 2012.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONTINUED)

(3)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from James R. McConnaughy (McConnaughy”), which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that were issuable to McConnaughy as of December 31, 2008. On December 23, 2008, the Company received another $15,000 non-interest bearing advance from McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe (Joffe,”) which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Joffe, which is due on demand.

(5)	On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008. On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli. In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli. The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008. On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009. On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of the $550,000. The principal amount was payable on February 12, 2010. The balance of the $550,000 note payable is currently in default.

(6)	On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which was due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed. This left a balance of $155,000 unpaid principal as of December 31, 2009. On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan was due no later than March 30, 2012. This left a balance of $255,000 unpaid principal as of December 31, 2011 and March 31, 2012 and the note payable is currently in default. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(7)	On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff ("Neff”). The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock. During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Neff as of December 31, 2008. On August 12, 2009, the Company and Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. This note payable is currently in default.

(8)	On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (Miller.”) In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009. On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009. On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense. On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010. During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense. The total unpaid principal balance of $450,000 is currently in default. For the three month period ended March 31, 2012 and the year ended December 31, 2011, the Company incurred and accrued $409,500 and $1,642,500 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $4,270,500 and $3,861,000, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $4,170,500 for the year ended December 31, 2011 and accrued interest of $100,000 and accrued cumulative default penalties of $3,761,000 for the year ended December 31, 2011.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE (CONTINUED)

(9)	On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company was to repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009 and the loan is currently in default.

(10)	On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default. For the three month period ended March 31, 2012 and the year ended December 31, 2011, the Company incurred and accrued $91,000 and $365,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $923,000 and $832,000, respectively.

(11)	During the fiscal year 2007, the Company received a $25,000 non-interest bearing advance from Lawrence Logan. The advance is due on demand.

(12)	On July 19, 2011, the Company received a $30,000 loan that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 300,000 shares. The value of the shares at issuance was $6,000 and has been recorded as interest expense. As of the March 31, 2012, the Note has not been repaid and is currently in default.

(13)	On July 22, 2011, the Company received a $50,000 loan that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 500,000 shares. The shares were not issued as of September 30, 2011. The value of the shares recorded was $10,000 and has been recorded as interest expense. As of the March 31, 2012, the Note has not been repaid and is currently in default.

(14)	On July 28, 2011, the Company’s CEO received a $45,000 loan on behalf of the Company that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 450,000 shares. The value of the shares at issuance was $9,000 and has been recorded as interest expense. As of the March 31, 2012, the Note has not been repaid and is currently in default.

(15)	On July 28, 2011, the Company’s CEO received a $75,000 loan on behalf of the Company that bears 20% interest. Principal and interest are due in 90 days. The Lender was also given 8 shares of common stock for every $1 loaned, for a total of 600,000 shares. The value of the shares at issuance was $12,000 and has been recorded as interest expense. As of the March 31, 2012, the Note has not been repaid and is currently in default.

(16)	The total interest accrued for the loans listed above for items #12-#15 above at 20%, was $26,874 and $16,902 for the three month period ended March 31, 2012 and the year ended December 31, 2011, respectively. This amount is expected to be paid in cash.

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

The Company’s only intangible asset was comprised of this marketing and distribution agreement with Arrow Pte. In accordance with ASC 350, Goodwill and Other Intangible Assets” this intangible agreement is tested for impairment on an annual basis. The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

[1] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire Advisory, LLC (Empire”) under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and c) a one-time fee of $150,000 for execution of the proposed transaction which was incurred in 2005.  The term of the agreement was for five years. On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

As of March 31, 2012 and December 31, 2011, the Company had short-term borrowings of $12,713,258 and $11,632,478, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Management consulting fees and services incurred by Empire charged to the Statement of Operations for the three months ended March 31, 2012 and 2011 were $1,428,285 and $837,939, respectively.

During the three months ended March 31, 2012, the Company also incurred Director’s compensation expense of $13,125 to Mr. Frugone, consisting of cash compensation of $12,500 and stock based compensation of $625 based upon the Company’s share trading price on the date of the grant. During the three months ended March 31, 2011, the Company also incurred Director’s compensation expense of $14,375 to Mr. Frugone, consisting of cash compensation of $12,500 and stock based compensation of $1,875 based upon the Company’s share trading price on the date of the grant.  At March 31, 2012 the Company is obligated to issue 1,312,500 company shares to him, and Accounts payable and accrued liabilities” includes $262,500 due to him for the cash based portion of his 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

During the three months ended March 31, 2012 and 2011, the Company made cash payments of $40 and $13,009 respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2012 and 2011 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $375,000 and $375,000, respectively. In addition, as of March 31, 2012 and December 31, 2011 the Company owed them a total of $9,576,791 and $9,189,291, respectively. These agreements are discussed in detail in Note 11.

During the three months ended March 31, 2012, the Company also incurred Director’s compensation expense of $13,125 to Rudolph Karundeng, consisting of cash compensation of $12,500 and stock based compensation of $625 based upon the Company’s share trading price on the date of the grant. During the three months ended March 31, 2011, the Company also incurred Director’s compensation expense of $14,375 to Rudolph Karundeng, consisting of cash compensation of $12,500 and stock based compensation of $1,875 based upon the Company’s share trading price on the date of the grant.  At March 31, 2012 the Company is obligated to issue 1,312,500 company shares to him, and Accounts payable and accrued liabilities” includes $262,500 due to him for the cash based portion of his 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

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

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of March 31, 2012 and March 31, 2011, the Company had $1,955,000 and $1,955,000, respectively, left to be repaid to Mr. McConnaughy, which is included in Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. As of December 31, 2010, the outstanding principal and accrued interest of $2,500 has been included in Notes Payable”. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default.

During the three months ended March 31, 2012, the Company also incurred Director’s compensation expense of $13,125 to John. McConnaughy, consisting of cash compensation of $12,500 and stock based compensation of $625 based upon the Company’s share trading price on the date of the grant. During the three months ended March 31, 2011, the Company also incurred Director’s compensation expense of $14,375 to John McConnaughy, consisting of cash compensation of $12,500 and stock based compensation of $1,875 based upon the Company’s share trading price on the date of the grant.  At March 31, 2012 the Company is obligated to issue 1,312,500 company shares to him, and Accounts payable and accrued liabilities” includes $262,500 due to him for the cash based portion of his 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2012 and December 31, 2011, none of the shares under this plan have been issued and the Company has an accrued liability of $937,637 and $900,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $241,898 and $240,025, respectively, for stock-based compensation based on the fair value of 4,688,185 and 4,500,685 shares to be issued to the members of the Board, respectively.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2012, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2012 and December 31, 2011, none of the shares under this plan have been issued and the Company has an accrued liability of $937,637 and $900,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $241,898 and $240,025, respectively, for stock-based compensation based on the fair value of 4,688,185 and 4,500,685 shares to be issued to the members of the Board, respectively.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of March 31, 2012, none of these shares have been issued to Charles A. Moskowitz.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDER’S EQUITY (CONTINUED)

On March 13, 2008, the Company and Micro-Cap Review, Inc. (Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expired on June 30, 2008.  On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc.  The Company recorded a marketing expense of $70,000 in consulting fees and services related to the issuance of the 1,000,000 shares of common stock as of December 31, 2008.

On March 15, 2008, the Company and Seapotter Corporation (Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock.  On April 29, 2008, the Company issued 250,000 shares of unregistered restricted common stock to Charles Potter per the Consulting Agreement entered into by the Company on March 15, 2008.  The Company recorded consulting fees and services of $17,500 related to the 250,000 shares of common stock that were issued to Seapotter on April 29, 2008.

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

On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli.  The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and  Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009.  On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The balance of the $550,000 note payable is currently in default.

On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi.  The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008 (See Note 5).

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss of debt conversions for the year ended December 31, 2011 was $1,100,000. Accrued interest due on all Marozzi related loans was $35,144 and $31,275 as of March 31, 2012 and December 31, 2011, respectively. The 30,000,000 shares were issued in January 2012, and the par value of $300 was recorded to common stock to be issued at December 31, 2011 and reversed to common stock issued and outstanding at March 31, 2012.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2012 and 2011, there was no Series C Convertible Preferred Stock outstanding.

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

On June 24, 2008, Arrow Resources Development, Inc. entered into a Subscription Agreement with Timothy J. LoBello (Purchaser”) in which the Purchaser subscribed for and agreed to purchase 1,000,000 shares of the Company’s common stock on June 13, 2008 for the purchase price of $50,000 ($0.05 per share).  As of December 31, 2010, the Company has not yet issued these shares to the Purchaser.  On the date of the purchase, the fair value of these shares was $140,000.  During the year ended December 31, 2008, the Company recorded 49,990 to Additional Paid-in Capital to be issued related to this transaction.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  For the three month period ended March 31, 2012 and the year ended December 31, 2011, the Company incurred and accrued $409,500 and $1,642,500 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $4,270,500 and $3,861,000, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $4,170,500 for the year ended December 31, 2011 and accrued interest of $100,000 and accrued cumulative default penalties of $3,761,000 for the year ended December 31, 2011.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  For the three month period ended March 31, 2012 and the year ended December 31, 2011, the Company incurred and accrued $91,000 and $365,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $923,000 and $832,000, respectively.

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

On October 11, 2011, the Company’s Board of Directors agreed to amend the May 26, 2011 subscription agreement so that 1,237,500 shares of common stock, par value $.00001 was purchased for $30,000. The par value of the additional 170,833 shares of $1 was recorded to common stock to be issued at December 31, 2011 and reversed to common stock issued and outstanding at March 31, 2012.

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of March 31, 2012, only 138,095 shares had been issued.

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

Effective August 1, 2005, the Company entered into a Consulting Agreement with Rudolph Karundeng for his services as Chairman of the Board of the Company for fees of $1,000,000 per annum. The term of the agreement was five years. On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.  Rudolph Karundeng is a son of Hans Karundeng. However, on May 1, 2006, the Company accepted the resignation of Rudolph Karundeng as Chairman of the Board, but he continues to be a director of the Company. Peter Frugone has been elected as Chairman of the Board until his successor is duly qualified and elected. Subsequent to his resignation, it was agreed that Rudolph Karundeng’s annual salary would be $500,000 as a director.

During the three months ended March 31, 2012, the Company made no cash payments to Hans Karundeng under his agreement. During the three months ended March 31, 2012, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2011, the Company made cash payments to Hans Karundeng of $20,000 under his agreement.  During the year ended December 31, 2011, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2010, the Company made cash payments to Hans Karundeng of $37,500 under his agreement. During the year ended December 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from inception (November 15, 2005) to March 31, 2012, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,125,374 under the agreements.

[2] Management Agreement with Empire Advisory, LLC

Effective August 1, 2005, the Company entered into a Management Agreement with Empire Advisory, LLC (Empire”) under which Empire provides chief executive officer and administrative services to the Company in exchange for a) an annual fee of $300,000 for overhead expenses, b) $25,000 per month for reimbursable expenses, c) $1,000,000 per annum (subject to increases in subsequent years) for executive services, and d) a one-time fee of $150,000 for execution of the proposed transaction.

On May 18th, 2011 the agreement was extended through December 31st, 2016, and will follow the terms of the original agreement, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreement.

During the three months ended March 31, 2012, the Company made a $40 cash payment to Empire under the agreement. During the year ended December 31, 2011, the Company made cash payments of $696,862 to Empire under the agreement. During the year ended December 31, 2010, the Company made cash payments of $276,043 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payment of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from inception (November 15, 2005) to December 31, 2005, the Company made cash payments of $364,000 to Empire under this agreement.  During the period from inception (November 15, 2005) to March 31, 2012, the Company made cash payments of $5,351,714 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of March 31, 2012 and December 31, 2011, the Company has accrued $1,408,902 and $1,393,101, including accrued interest of $355,518 and $339,717 respectively, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (Dekornas”) (a nonprofit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of March 31, 2012, the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of March 31, 2012, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2012, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of March 31, 2012, the Company has not recovered any revenue from this agreement.

On March 13, 2008, the Company and Micro-Cap Review, Inc. (Micro-Cap”) executed an Advertising Agreement wherein the Company will pay Micro-Cap Review, Inc. 1,000,000 of restricted common shares to display advertisements and advertorial in the Micro-cap Review magazine and on http://www.microcapreview.com website on a rotating basis. The services began on March 13, 2008 and expired on June 30, 2008.  On April 29, 2008, the Company issued 1,000,000 shares of unregistered restricted common stock to Micro-Cap Review, Inc.  The Company recorded a marketing expense of $70,000 in consulting fees and services related to the issuance of the 1,000,000 shares of common stock as of December 31, 2008.

On March 15, 2008, the Company and Seapotter Corporation (Seapotter”) executed a Consulting Agreement wherein Seapotter would provide information technology support from March 15, 2008 to July 15, 2008 in exchange for $9,000 per month and 250,000 shares of common stock.  On April 29, 2008, the Company issued 250,000 shares of unregistered restricted common stock to Charles Potter per the Consulting Agreement entered into by the Company on March 15, 2008.  The Company recorded consulting fees and services of $17,500 related to the 250,000 shares of common stock that were issued to Seapotter on April 20, 2008.

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

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of December 31, 2009, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of March 31, 2012, the Company has received no additional funds.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2012 and December 31, 2011, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2012 and December 31, 2011, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At March 31, 2012 and December 31, 2011, the Company has accrued an additional $105 and $420 for estimated unpaid Delaware franchise taxes incurred to date reportable for the year ended December 31, 2012 and 2011, respectively.   As of March 31, 2012 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $186,786.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Periods ending March 31,	Amounts
2013	$6,550,480
2014	7,063,100
2015	8,453,875
2016	10,192,343
2017	9,079,630

$41,339,428

The Company also engages certain consultants to provide services including management of the corporate citizenship program and investor relation services. These agreements contain cancellation clauses with notice periods ranging from zero to sixty days.

NOTE 11 - SPIN OFF AGREEMENT

On March 12, 2009, the Company entered into an agreement with a third party company to reinstate a Letter Agreement dated March 13, 2006 (the Original Agreement”) and extend time to close on a contemplated spin-off.  Pursuant to the Original Agreement, the Company will incorporate a new 100% owned Bermudan subsidiary that will be spun out to the Company’s shareholders.  The third party company will put assets into the new subsidiary and assume 90% of the new subsidiary.  The third party company paid the Company $250,000 for anticipated closing and transactional costs in March 2006 pursuant to the Original Agreement.  It costs $50,000 to the Company to reinstate the Letter Agreement and to disclose reinstatement in its public filings by amendment. Therefore, the third party company paid the Company an additional $25,000 upon acceptance of the agreement and $25,000 on March 30, 2009.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. This agreement provides for the company to collect all revenues from all operations, retain its 10% fee and disperse the remaining 90% to APR and its subsidiaries. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2012, the Company has recovered $52,000 of revenue under this agreement.

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

REVENUES

There was no revenue for the three months ended March 31, 2012 and March 31, 2011 as the Company is in its development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the three months ended March 31, 2012 and March 31, 2011 as the Company is in its development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $1,428,285 for the three months ended March 31, 2012 as compared to $1,212,939 for the three months ended March 31, 2011, $28,463,864 for the period from inception (November 15, 2005) to March 31, 2012. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $15,275 for the three months ended March 31, 2012 as compared to $14,702 for the three months ended March 31, 2011, and increased to $1,129,313 for the period from inception (November 15, 2005) to March 31, 2012.

Directors’ compensation decreased to $39,375 from $43,125 for the three months ended March 31, 2012 and 2011, respectively and $1,179,553 for the period from inception (November 15, 2005). The decrease is primarily due to the value of common stock to be issued for directors’ compensation, which is based on the company stock at the end of each reporting period.

Delaware franchise taxes amount was $105 for the three months ended March 31, 2012 and March 31, 2011, $186,786 for the period from inception (November 15, 2005) to March 31, 2012. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. At March 31, 2012, and for the years ended December 31, 2011, 2010, 2009, 2008, 2007, 2006 and 2005 the Company has estimated unpaid Delaware franchise taxes in the amount of $105, $420, $420, $420, $420, $57,652, $57,650 and $69,699, respectively. The Company did not file their tax returns on time due to lack of funds available.

Total operating expenses during the development stage increased to $1,483,040 for the three months ended March 31, 2012 as compared to $1,270,871 for the three months ended March 31, 2011, and increased to $30,959,516 for the period from inception (November 15, 2005) to March 31, 2012.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 shares to be issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss of debt conversions for the year ended December 31, 2011 was $1,100,000. Accrued interest due on all Marozzi related loans was $35,144 and $31,275 as of March 31, 2012 and December 31, 2011, respectively. The above 30,000,000 shares were issued in January 2012.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2012, the Company had accrued $1,408,902, including accrued interest of $355,518, related to this matter.

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

As of March 31, 2012 and December 31, 2011 the Company had $57 and $62 of cash, respectively. We had losses of $2,013,183 and $1,784,384 for the three months ended March 31, 2012 and 2011, respectively, and do not currently generate any revenue. In order for us to survive during the next twelve months we will need to secure approximately $3 million of debt or equity financing. We expect to raise additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2012, we had no off -balance sheet arrangements.

OPERATING ACTIVITIES

We used $1,080,794 of cash in our operating activities during the three months ended March 31, 2012. We had a net loss of $2,013,183. We had an increase in stock-based directors’ compensation to be issued of $1,875, an increase in accounts payable and accrued expenses payable of $914,713, and an increase in an estimated liability for legal judgment obtained by predecessor entity shareholder of $15,801. In addition, we had a working capital deficiency of $34,598,911 at March 31, 2012. We did not have any material commitments for capital expenditures as of March 31, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2012 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2012 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three month period ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2012 and December 31, 2011, the Company has accrued $1,408,902 and $1,393,101, including accrued interest of $355,518 and $339,717 respectively, related to this matter.

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

Item 1A. Risk Factors

Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares. As of March 31, 2012 and December 31, 2011, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares. As of March 31, 2012 and December 31, 2011, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2012 and December 31, 2011, none of the shares under this plan have been issued and the Company has an accrued liability of $937,637 and $900,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $241,898 and $240,025, respectively, for stock-based compensation based on the fair value of 4,688,185 and 4,500,685 shares to be issued to the members of the Board, respectively.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 16, 2012	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: May 16, 2012	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

