Form 10-Q/A
period 2012-06-30
ARROW RESOURCES DEVELOPMENT INC
filed 2012-09-11
CIK 795255

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐       No     ☒

The number of shares outstanding of each of the issuer's classes of common equity, as of August 20, 2012.

Class	Outstanding at August 20, 2012
Common stock - par value $0.00001	767,539,744

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

ARROW RESOURCES DEVELOPMENT, INC.

Date: September 11, 2012	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer
Date: September 11, 2012
	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer