Form 10-K
period 2012-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2013-05-15
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

☐ Yes      ☒ No

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

Yes ☐  No      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” an “accelerated filer,” a “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated Filer    ☐ Accelerated filer   ☐ Non-accelerated filer    ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No    ☒

Issuer’s revenues for 2012, its most recent fiscal year, were $0 from continuing operations.

As of May 8, 2013, the number of freely tradable shares not held by affiliates was 188,048,237.

As of May 8, 2013, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $4,832,840.

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2013 is as follows:

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

 “APR” - Arrow Pacific Resources Group Limited, a British Virgin Islands company, is currently the principal shareholder of the Company, owning 342,072,778 shares or approximately 45%.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2012 and 2011, the Company has accrued $1,456,304 and $1,393,101, including accrued interest of $402,920 and $339,717 respectively, related to this matter.

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

HUMAN RESOURCES

As of December 31, 2012, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory. In addition we rely on the personnel of APR, described below.

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

Chile has around 5.5 million hectares of productive native forest, mainly Nothofagus hardwood species. Timber production from native hardwood amounts to 0.35 million, and nearly 75% is used to produce chips for exports to Asian countries. Pine and eucalyptus plantations cover 1.8 million hectares, with an annual expansion rate of 7-10%. Pinewood accounts for 78% of total plantations; eucalyptus is growing faster and a big surplus is expected within the next decade.

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

EMPLOYEES

As of December 31, 2012, our workforce consists of consultants. The majority of our consultants are professional, technical or administrative personnel who possess training and experience in finance, information management, and business management. We have no union contracts. We believe that our relations with our consultants are satisfactory.

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

OWNERSHIP OF THE COMPANY

APR owns 45% of the Company’s stock. Hans Karundeng is the Chairman of APR. His son, Rudolph, is a Director of the Company and is a 7% owner of the Company’s stock.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(8,552,089) for the year ended December 31, 2012 and a net loss during the development stage from inception (November 15, 2005) through December 31, 2012 of $(172,980,180). The Company’s operations are in the development stage, and the Company has generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2012 and 2011, the Company has accrued $1,456,304 and $1,393,101, including accrued interest of $402,920 and $339,717 respectively, related to this matter.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering consisted of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities were not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2012, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering consisted of the Company's Series C Convertible Preferred Stock that was convertible into our common stock. These securities were not required to be and were not registered under the Securities Act of 1933. Shares issued under this placement were sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2012, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2012, none of the shares under this plan have been issued and the Company has accrued $1,050,137 of cash-based compensation and recorded additional paid-in capital of $255,017 for stock compensation based on the fair value of 5,250,685 shares to be issued to the members of the Board.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters.

Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of May 8, 2013 was 332.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2012
1st Quarter	$0.03	$0.003
2nd Quarter	0.02	0.01
3rd Quarter	0.03	0.01
4th Quarter	0.02	0.01

2011
1st Quarter	$0.07	$0.02
2nd Quarter	0.06	0.02
3rd Quarter	0.03	0.01
4th Quarter	0.02	0.01

As of May 8, 2013, the number of freely tradable shares not held by affiliates was 188,048,237.

As of May 8, 2013, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $4,832,840.

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

GENERAL

We are a holding company whose only operating subsidiary as of December 31, 2012 is Arrow Ltd. The principal business of Arrow is to provide marketing, sales, distribution, corporate operations and corporate finance services for the commercial exploitation of natural resources around the world. Prior to November 2005, we used to be a telecommunications and recruiting company formally known as CNE Group, Inc. The company elected to shift its business focus to the worldwide commercial exploitation of natural resources.

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2012, the Company recovered $52,000 under this agreement.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage. For the years ended December 31, 2012 and 2011, we incurred consulting fees of $6,151,524 and $5,322,678, of which $6,151,524 and $5,307,678, respectively were related to services provided under the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer as well as administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

REVENUES

There were no revenues generated for the years ended December 31, 2012 and 2011 as the Company is still in the development stage.

COST OF GOODS SOLD

There was no cost of goods sold for the years ended December 31, 2012 and 2011 as the Company is still in the development stage.

OTHER EXPENSES

Compensation, consulting and related costs increased to $6,151,524 for the year ended December 31, 2012 as compared to $5,322,678 for the year ended December 31, 2011, and $33,187,103 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2012. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to $103,270 for the year ended December 31, 2012 as compared to $84,910 for the year ended December 31, 2011, and increased to $1,217,308 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2012. The year to year increase was primarily due to increased fees of professional services rendered to the Company.

Directors’ compensation remained the same at $165,000 for the years ended December 31, 2012 and 2011, and increased to $1,305,178 during the development stage period from inception (November 15, 2005) to December 31, 2012. Directors’ compensation is based on an annual fee of $50,000 in cash and 250,000 shares of the Company’s restricted common stock; any changes in directors’ compensation is primarily due to fluctuating share prices used for valuing the restricted common stock.

Delaware franchise tax expense was $420 for the years ended December 31, 2012 and 2011, respectively and $187,101 for the period from inception (November 15, 2005) to December 31, 2012. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing. The Company has estimated unpaid Delaware franchise taxes as follows:

Year ended:
December 31, 2012	$420
December 31, 2011	$420
December 31, 2010	$420
December 31, 2009	$420
December 31, 2008	$420
December 31, 2007	$57,652
December 31, 2006	$57,650
December 31, 2005	$69,699

The Company did not file their tax returns on time due to the inability to pay the related taxes. The Company hopes to file the delinquent tax returns in the near future.

Total operating expenses during the development stage increased to $6,420,214 for the year ended December 31, 2012 as compared to $5,573,008 for the year ended December 31, 2011, and $35,896,690 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2012.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.  As of December 31, 2012 and 2011, the Company has accrued $1,456,304 and $1,393,101, including accrued interest of $402,920 and $339,717 respectively, related to this matter.

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

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt due on that date except for $220,000. As of December 31, 2012 and December 31, 2011 the Company had $0 and $62 of cash, respectively. The Company had losses of $(8,552,089) and $(8,816,833) for the years ended December 31, 2012 and 2011 and had zero revenue as of December 31, 2012 and 2011. In order for us to survive during the next twelve months we will need to secure approximately $4,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

The Company used $4,700,606 of cash in our operating activities during the year ended December 31, 2012. The Company had a net loss of $(8,552,089). We had stock-based directors’ compensation for shares to be issued of $15,000, an increase in accounts payable and accrued expenses payable of $3,773,280 mostly related to compensation and management fees, and an increase on the liability for legal judgment obtained by the predecessor entity shareholder of $63,203 due to accrued interest. In addition, we had a working capital deficiency of $(41,124,692) at December 31, 2012. We did not have any material commitments for capital expenditures as of December 31, 2012.

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

Prior to joining Peabody in 1969, Mr. McConnaughy served as Vice President of European Consumer Products with the Singer Company. He was responsible for operations in 16 countries and sales of $400 million. He had previously been President of the Singer Company of Canada, Limited. Earlier, he held management positions at Westinghouse Electric Corp. in its consumer group and portable appliance divisions. Mr. McConnaughy also served on the board of Fortune Natural Resources Corporation from 2000 through January 30, 2004.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2012.

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

Management, under the supervision of the Company's Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012 under the criteria set forth in the Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The directors and executive officers of the Registrant as of December 31, 2012 were as follows:

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

Compliance with Section 16 (a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to the year ended December 31, 2012, to the best of the Company’s knowledge, the Company’s directors, executive officers and holders of more than 10% of its Common Stock timely filed the reports required by Section 16(a).

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

Item 11.	Executive Compensation.

The following table sets forth the salaries of the Company’s executive officers for the fiscal years ending December 31, 2012 and December 31, 2011.

			Annual Compensation			Long-Term Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Number of Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All other Compensation ($)
Peter J. Frugone	2012	(1)	$-	$-	$50,000	$-		-	$-	$5,000	(1)
Chairman, CEO and Director	2011		-	-	50,000	-		-	-	5,000
Rudolph Karundeng	2012	(2)	-	-	50,000	-	-	-	-	5,000	(2)
Director	2011		-	-	50,000	-		-	-	5,000
John E. McConnaughy, Jr.	2012	(3)	-	-	50,000	-	-	-	-	5,000	(3)
Director	2011		-	-	50,000	-		-	-	5,000

(1)	As part of Chairman's compensation that was approved by the Board of Director on December 3, 2007, Mr. Frugone is entitled to 1,500,000 shares of the Company's Common Stock which has an aggregated fair market value of $70,625. At December 31, 2012, none of these shares were issued.

(2)	As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. Karundeng is entitled to 1,500,000 shares of the Company's Common Stock which has fair market value of $70,625. At December 31, 2012, none of these shares were issued.

(3)	As part of director's compensation that was approved by the Board of Director on December 3, 2007, Mr. McConnaughy is entitled to 1,500,000 shares of the Company's Common Stock which has fair market value of $70,625. At December 31, 2012, none of these shares were issued.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of May 8, 2013, there were 767,539,744 shares of the Company’s $0.00001 par value per share common stock outstanding. The following table sets forth the name, address, number of shares beneficially owned, and the percentage of the Company's total outstanding common stock shares owned by: (i) each of the Company's Officers and Directors; (ii) the Company's Officers and Directors as a group; and (iii) other shareholders of 5% or more of the Registrant's total outstanding common stock shares.

Name and Address of Beneficial Owner (1)	Company Position	Number of Shares Owned	Percent of Class
Rudolph Karundeng (2)	Director	52,000,000	6.8%
Arrow Pacific Resources Group Limited (3)		342,072,778	44.6%
AIS International Holdings Ltd. (4)		55,000,000	7.2%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security.

(2)	Mr. Karundeng's address is Jl. Cempaka Putih TImur Raya No. 7, Jakarta 10510 Indonesia. Mr. Karundeng is entitled to 1,500,000 common shares related to directors' compensation, none of which were issued as of December 31, 2012. Mr. Karungdeng also holds 52,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2012.

(3)	Arrow Pacific Resources Group Limited's address is Jl. Cempaka Putih TImur Raya No. 7, Jakarta 10510 Indonesia. Arrow Pacific Resources Group Limited currently holds 342,072,778 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2012.

(4)	AIS International Holdings Ltd. currently holds 55,000,000 shares of the Company's restricted shares, all of which are not exercisable as of December 31, 2012.

Item 13.	Certain Relationships and Related Transactions.

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

Audit Fees

Audit fees for 2012 and 2011 incurred to KBL, LLP were $97,500 and $90,000. All services provided by independent accountants were approved by the audit committee.  Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s annual statements, for review of interim consolidated financial statements included in quarterly reports and services that are normally provided by KBL, LLP in connection with statutory and regulatory filings or engagements.

Audit Related Fees

The Company did not incur any other audit related fees from KBL, LLP in 2012 and 2011.  Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

The Company did not incur tax fees from KBL, LLP in 2012 and 2011.  Tax Fees consist of fees billed for professional services rendered for tax compliance.  These services include assistance regarding federal, state and local tax compliance.

All Other Fees

There were no other fees for professional services rendered to the Company during the fiscal years 2012 and 2011, other than the services reported above.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 14, 2013	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: May 14, 2013	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	May 14, 2013
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	May 14, 2013
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY, JR.	Director	May 14, 2013
John E. McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2012 and 2011)	F-2
Consolidated Statements of Operations (For the years ended December 31, 2012 and December 31, 2011, and the period from inception, November 15, 2005, to December 31, 2012)	F-3
Consolidated Statements of Changes in Stockholders' (Deficit) Equity (For the period from inception November 15, 2005 to December 31, 2012)	F-4
Consolidated Statements of Cash Flows (For the years ended December 31, 2012 and December 31, 2011, and the period from inception, November 15, 2005, to December 31, 2012)	F-5

Notes to the consolidated financial statements	F-6 - F-26

To the Board of Directors and Stockholders

Arrow Resources Development, Inc.

New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Arrow Resources Development, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows, for the years ended December 31, 2012 and 2011, and for the period from inception (November 15, 2005) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, along with the development stage period from inception (November 15, 2005) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KBL, LLP

New York, NY

May 9, 2013

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets (During the Development Stage)

	December 31, 2012	December 31, 2011

ASSETS
Current:
Cash	$-	$62

Total current assets	-	62

Total assets	$-	$62

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current:
Accounts and accrued expenses payable, including $11,339,291 and $9,689,291 due to Company shareholders and directors, respectively	$18,790,039	$15,072,429
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,456,304	1,393,101
Due to related parties	18,263,020	13,562,478
Notes payable, including accrued interest of $256,349 and $200,677, respectively	2,615,329	2,559,657

Total liabilities	41,124,692	32,587,665

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 767,539,744 and 737,368,911 issued and outstanding, respectively	7,676	7,375
Common stock to be issued, $0.00001 par value, 35,554,684 and 64,975,517 shares to be issued, respectively	357	650
Additional paid-in capital	131,847,455	131,832,463
Accumulated deficit	(172,980,180)	(164,428,091)

Total stockholders’ (deficit)	(41,124,692)	(32,587,603)

Total liabilities and stockholders’(deficit)	$-	$62

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations (During the Development Stage)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2012

Revenue	$-	$-	$52,000
Operating expenses:
Consulting fees and services, including $6,151,524, $5,307,678, and $31,525,723 incurred to related parties, respectively	6,151,524	5,322,678	33,187,103
General and administrative	103,270	84,910	1,217,308
Directors' compensation	165,000	165,000	1,305,178
Delaware franchise taxes	420	420	187,101

Total operating expenses	6,420,214	5,573,008	35,896,690

Loss from operations	(6,420,214)	(5,573,008)	(35,844,690)

Other income (expense):
Income from spin-off	-	-	52,491
Income from forgiveness of debt	-	-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667
Loss on legal judgment obtained by predecessor entity shareholder	(63,203)	(63,203)	(1,456,304)
Penalty for default of notes payable	(2,013,000)	(2,007,500)	(6,606,000)
Loss on write-off of marketing agreement	-	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	(2,000)
Loss on debt conversion	-	(1,100,000)	(2,532,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)
Debt issue costs including interest expense, of which none, $10,000, and $1,346,320 is to be satisfied in Company Common Stock and none, none, and $32,000 incurred to related parties	(55,672)	(73,122)	(1,742,592)
Total Other income (expense)	(2,131,875)	(3,243,825)	(137,135,490)

Net loss	$(8,552,089)	$(8,816,833)	$(172,980,180)

NET LOSS PER COMMON SHARE:	$(0.011)	$(0.012)	$(0.268)
Basic and Diluted

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	767,089,767	725,537,130	644,587,093

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Changes in Stockholders' (Deficit) Equity (During the Development Stage)

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock			Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued		Amount	Shares issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—		$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—		—	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—		—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-		$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	—	—	985,000		10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—		—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000		$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	—	—	500,000		5	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	—	—	—		—	—	—	—	—	280,000
Common stock issued in settlement of predecessor entity stockholder litigation	—	—	—	—	-		-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685		10	—	—	60,031	—	60,041
Net loss for the year	—	—	—	—	—		—	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685		$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—		—	—	—	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—		—	—	—	—	—	25,000
Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	x	3	250,000	3	104,996	—	105,002
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	x	10	—	—	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	x	47	3,000,000	30	536,243	—	536,320
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	x	10	—	—	49,990	—	50,000
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000		27	—	—	245,969	—	245,996
Common stock issued for consulting and marketing services	—	—	—	—	—		—	2,250,000	23	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	—	—	—	—		—	—	—	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685		$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	—		—	7,100,000	71	354,929	—	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	—		—	500,000	5	24,995	—	-
Common Stock to be issued for cash received by Company	—	—	—	—	2,500,000		25	—	—	249,975	—	250,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000		10	—	—	34,990	—	35,000
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	16,000,000		160	—	—	719,840	—	720,000
Debt issue costs satisfied in Company Common Stock	—	—	—	—	-		-	1,000,000	10	79,990	—	80,000
Common stock issued for reset of previous subscription agreement	—	—	—	—	—		—	138,095	2	5,523	—	5,525
Common stock to be issued for reset of previous subscription agreement	—	—	—	—	1,109,999		11	—	—	44,389	—	44,400
Common stock issued for debt conversion	—	—	—	—	—		—	14,470,909	145	771,855	—	772,000
Net loss for the year ended December 31, 2009	—	—	—	—	—		—	—	—	—	(6,520,053)	(6,520,053)
Balance, December 31, 2009	0	$0	0	$0	32,804,684		$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	—	—	—	—	750,000		8	—	—	52,492	—	52,500
Common stock issued for consulting services, in lieu of cash payment	—	—	—	—	—		—	6,500,000	65	584,935	—	585,000
Common stock issued for debt conversion	—	—	—	—	—		—	20,000,000	200	1,399,800	—	1,400,000
Net loss for the year ended December 31, 2010	—	—	—	—	—		—	—	—	—	(8,867,237)	(8,867,237)
Balance, December 31, 2010	-	$-	-	$-	33,554,684		$336	704,952,244	$7,050	$130,251,102	$(155,611,258)	$(25,352,770)
Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	5,623	—	5,625
Net loss for the three month period ended March 31, 2011	—	—	—	—	—		—	—	—	—	(1,784,384)	(1,784,384)
Balance, March 31, 2011	-	$-	-	$-	33,742,184		$338	704,952,244	$7,050	$130,256,725	$(157,395,642)	$(27,131,529)
Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	1,873	—	1,875
Common stock issued for debt conversion	—	—	—	—	—		—	30,000,000	300	1,199,700	—	1,200,000
Subsccription shares of common stock purchased	—	—	—	—	1,066,667		11	—	—	29,989	—	30,000
Net loss for the three month period ended June 30, 2011	—	—	—	—				—	—		(2,829,519)	(2,829,519)
Balance, June 30, 2011	-	$-	-	$-	34,996,351		$351	734,952,244	$7,350	$131,488,287	$(160,225,161)	$(28,729,173)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	3,748	—	3,750
Subsccription shares of common stock purchased, issued to investor	—	—	—	—	(1,066,667)		(11)	1,066,667	11	—	—	-
Common stock to be issued as interest on loans	—	—	—	—	—		—	1,350,000	14	26,986	—	27,000
Common stock issued as interest on loans	—	—	—	—	500,000		5	—	—	9,995	—	10,000
Net loss for the three month period ended September 30, 2011	—	—	—	—	—		—	—	—	—	(2,050,769)	(2,050,769)

Balance, September 30, 2011	-	$-	-	$-	34,617,184		$347	737,368,911	$7,375	$131,529,016	$(162,275,930)	$(30,739,192)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	3,748	—	3,750
Common stock issued for debt conversion	—	—	—	—	30,000,000		300	—	—	299,700	—	300,000
Adjustment to subscription agreement purchase of shares	—	—	—	—	170,833		1	—	—	-1	—	-
Net loss for the three month period ended December 31, 2011	—	—	—	—	—		—	—	—	—	(2,152,161)	(2,152,161)

Balance, December 31, 2011	-	$-	-	$-	64,975,517		$650	737,368,911	$7,375	$131,832,463	$(164,428,091)	$(32,587,603)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	1,873	—	1,875
Issuance of common stock related to debt conversion	—	—	—	—	(30,000,000)		(300)	30,000,000	300	-	—	-
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	(170,833)		(1)	170,833	1	-	—	-
Net loss for the three month period ended March 31, 2012	—	—	—	—	—		—	—	—	—	(2,013,183)	(2,013,183)

Balance, March 31, 2012	-	$-	-	$-	34,992,184		$351	767,539,744	$7,676	$131,834,336	$(166,441,274)	$(34,598,911)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	5,623	—	5,625
Issuance of common stock related to debt conversion	—	—	—	—	—		—	—	—	—	—	—
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	—		—	—	—	—	—	—
Net loss for the three month period ended June 30, 2012	—	—	—	—	—		—	—	—	—	(2,016,924)	(2,016,924)

Balance, June 30, 2012	-	$-	-	$-	35,179,684		$353	767,539,744	$7,676	$131,839,959	$(168,458,198)	$(36,610,210)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	(1,877)	—	(1,875)
Issuance of common stock related to debt conversion	—	—	—	—	—		—	—	—	—	—	—
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	—		—	—	—	—	—	—
Net loss for the three month period ended September 30, 2012	—	—	—	—	—		—	—	—	—	(2,237,115)	(2,237,115)

Balance, September 30, 2012	-	$-	-	$-	35,367,184		$355	767,539,744	$7,676	$131,838,082	$(170,695,313)	$(38,849,200)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	9,373	—	9,375
Issuance of common stock related to debt conversion	—	—	—	—	—		—	—	—	—	—	—
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	—		—	—	—	—	—	—
Net loss for the three month period ended Deceember 31, 2012	—	—	—	—	—		—	—	—	—	(2,284,867)	(2,284,867)

Balance, December 31, 2012	-	$-	-	$-	35,554,684		$357	767,539,744	$7,676	$131,847,455	$(172,980,180)	$(41,124,692)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows (During the Development Stage)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2012

Net loss	$(8,552,089)	$(8,816,833)	$(172,980,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000
Common stock issued for reset of previous subscription agreement	-	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	44,400
Common stock issued for note payable interest	-	27,000	27,000
Common stock to be issued for note payable interest	-	10,000	10,000
Debt issue costs to be satisfied in Company common stock	-	-	1,256,320
Debt issue costs satisfied in Company common stock	-	-	80,000
Loss on common stock issued for debt conversion	-	1,100,000	3,054,500
Common stock issued for conversion due to related party	-	-	(39,000)
Debt issue costs paid in cash	-	-	50,000
Common stock issued for marketing services	-	-	122,500
Common stock to be issued for consulting services	-	-	246,007
Expense related to common stock issued for consulting services, in lieu of cash	-	-	585,000
Stock-based directors' compensation to be issued	15,000	15,000	255,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	3,773,280	3,808,595	18,378,118
Estimated liability for legal judgment obtained by predecessor entity shareholder	63,203	63,203	1,456,304
Net cash used in operating activities	(4,700,606)	(3,793,035)	(21,184,248)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576
Advances to related party	-	(20,000)	(957,775)
Net cash used in investing activities	-	(20,000)	(918,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	80,000	2,201,000
Proceeds of loans received from related parties	-	587,980	2,462,980
Repayment towards loan from related party	-	-	(179,425)
Cash proceeds from common stock subscription sale	-	30,000	30,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	4,700,544	3,115,105	15,305,892
Net increase in investments/capital contributed	-	-	2,232,000
Advances from senior advisor	-	-	50,000
Net cash provided by financing activities	4,700,544	3,813,085	22,102,447

Net change in cash	(62)	50	-
Cash balance at beginning of period	62	12	-
Cash balance at end of period	$-	$62	$-

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(8,552,089) for the year ended December 31, 2012, and a net loss during the development stage from inception in November 15, 2005 through December 31, 2012 of $(172,980,180). The Company’s operations are in the development stage, and the Company has substantially not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Development Stage Company:

The accompanying financial statements have been prepared in accordance with the FASB Accounting Standards Codification No. 915, Development Stage Entities.  A development stage enterprise is one in which planned and principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from.  Development-stage companies report cumulative costs from the enterprise’s inception.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:

The Company follows FASB Accounting Standards Codification No. 740, Income Taxes. Deferred tax assets or liabilities are recorded to reflect the future tax consequences of temporary differences between the financial reporting basis of assets and liabilities and their tax basis at each year-end. These amounts are adjusted, as appropriate, to reflect enacted changes in tax rates expected to be in effect when the temporary differences reverse.

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

Pursuant to accounting guidance concerning provision for uncertain income tax provisions contained in Accounting Standards Codification (“ASC”) 740-10, there are no uncertain income tax positions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

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

Loss Per Share:

The Company complies with the requirements of the FASB ASC No. 260, Earnings Per Share. ASC No. 260 specifies the compilation, presentation and disclosure requirements for earning per share for entities with publicly held common stock or potentially common stock. Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.  Net loss per common share, basic and diluted, is determined by dividing the net loss by the weighted average number of common shares outstanding.

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from inception (November 15, 2005) to December 31, 2012 and for the years ended December 31, 2012 and 2011. As of December 31, 2012, there are no dilutive equity instruments outstanding.

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

Consideration of Other Comprehensive Income Items

FASB Accounting Standard Codification No 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period from inception (November 15, 2005) to December 31, 2012, the Company’s consolidated financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - AGREEMENT AND PLAN OF MERGER BETWEEN ARROW RESOURCES DEVELOPMENT, LTD. AND CNE GROUP, INC .

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the years ended December 31, 2005 through 2012.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$187,101
Differences resulting from use of cash basis for tax purposes	-
Tax Rate	35%
Total deferred tax assets	65,485
Less valuation allowance	(65,485)

Net deferred tax assets	$-

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
December 31, 2031	420
December 31, 2032	420
Net operating loss carryover	$187,101

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2012
Federal statutory tax rate	35.0%
Effective tax rate	35.0%
Valuation allowance	(35.0)%
Net effective tax rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(172,793,079)
Delaware franchise taxes deductible on Company's tax return	187,101
Net loss for the period from inception (November 15, 2005) to December 31, 2012	$(179,980,180)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of December 31, 2012 and December 31, 2011, the Company had notes payable outstanding as follows:

Holder	Terms	December 31, 2012	December 31, 2011
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
John Marozzi (2)	Due 30 days after $750,000 funded to company, 4% interest	387,980	387,980
John Marozzi (2)	Due on demand, non-interest bearing	-	-
Accrued interest (2)		46,837	31,275
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	255,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (9)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
H. Lawrence Logan (11)	Due on demand, non-interest bearing	25,000	25,000
Aaron Hiller (12)	Due October 17, 2011, 20% interest & shares	30,000	30,000
Charles Strauss (13)	Due October 20, 2011, 20% interest & shares	50,000	50,000
Ferandell Tennis Courts (14)	Due October 26, 2011, 20% interest & shares	45,000	45,000
Michael Hannegan (15)	Due October 10, 2011, 20% interest & shares	75,000	75,000
Accrued interest (16)		57,012	16,902
Total		$2,615,329	$2,559,657

(1)	The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock could not be issued until the party to whom the note was assigned by its original holder emerged from bankruptcy or reorganization. In March 2010, the note holder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)	On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (“Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss on debt conversions for the year ended December 31, 2011 was $1,100,000. The 30,000,000 shares of the Company’s common stock were issued in January 2012, therefore, the par value was recorded to common stock to be issued at December 31, 2011 and reclassified to issued common stock during the first quarter of 2012. The balance due to Marrozzi was $387,980 as of December 31, 2012 and 2011, respectively.

Accrued interest due on all Marozzi related loans was $46,837 and $31,275 as of December 31, 2012 and 2011, respectively.

(3)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from James R. McConnaughy (“McConnaughy”), which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that were issuable to McConnaughy as of December 31, 2008. On December 23, 2008, the Company received another $15,000 non-interest bearing advance from McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe (“Joffe,”) which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Joffe, which is due on demand.

(5)	On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (“Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008. On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli. In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli. The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008. On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009. On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount of $550,000 was payable on February 12, 2010 and remains due at December 31, 2012. The note is currently in default.

(6)	On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which was due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed. This left a balance of $155,000 unpaid principal as of December 31, 2009. On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan was due on March 30, 2012. This left an unpaid principal balance of $255,000 as of December 31, 2011 that remains outstanding at December 31, 2012 and is currently in default. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(7)	On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff (“Neff”). The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock. During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Neff as of December 31, 2008. On August 12, 2009, the Company and Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. This note payable is currently in default.

(8)	On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”) In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009. On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009. On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense. On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010. During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense. The total unpaid principal balance of $450,000 is currently in default. For the years ended December 31, 2012 and 2011, the Company incurred and accrued $1,647,000 and $1,642,500 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $5,508,000 and $3,861,000, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $5,408,000 for the year ended December 31, 2012 and accrued interest of $100,000 and accrued cumulative default penalties of $3,761,000 for the year ended December 31, 2011.

(9)	On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. For repayment, the Company was to repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009 and the loan is currently in default.

(10)	On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default. For the years ended December 31, 2012 and 2011, the Company incurred and accrued $366,000 and $365,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $1,198,000 and 832,000, respectively.

(11)	During the fiscal year 2007, the Company received a $25,000 non-interest bearing advance from Lawrence Logan. The advance is due on demand.

(12)	On July 19, 2011, the Company received a $30,000 loan that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 300,000 shares. The value of the shares at issuance was $6,000 and has been recorded as interest expense. As of the December 31, 2012, the Note has not been repaid and is currently in default.

(13)	On July 22, 2011, the Company received a $50,000 loan that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 500,000 shares. The shares have not been issued as of December 31, 2012. The value of the shares recorded was $10,000 and has been recorded as interest expense. As of the December 31, 2012, the Note has not been repaid and is currently in default.

(14)	On July 28, 2011, the Company’s CEO received a $45,000 loan on behalf of the Company that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 450,000 shares. The value of the shares at issuance was $9,000 and has been recorded as interest expense. As of the December 31, 2012, the Note has not been repaid and is currently in default.

(15)	On July 28, 2011, the Company’s CEO received a $75,000 loan on behalf of the Company that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 8 shares of common stock for every $1 loaned, for a total of 600,000 shares. The value of the shares at issuance was $12,000 and has been recorded as interest expense. As of the December 31, 2012, the Note has not been repaid and is currently in default.

(16)	The total accrued interest for the loans listed above for items #12-#15 above at 20% was $57,012 and $16,902 for the years ended December 31, 2012 and 2011, respectively. These amounts are expected to be paid in cash.

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

As of December 31, 2012 and December 31, 2011, the Company had short-term borrowings of $16,333,022 and $11,632,478, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Management fees incurred by Empire charged to the Statement of Operations for the years ended December 31, 2012 and 2011 were $4,651,524 and $3,807,678, respectively.

During the year ended December 31, 2012, the Company also incurred Director’s compensation expense of $55,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2011, the Company incurred Director’s compensation expense of $55,000 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2010, the Company incurred Director’s compensation expense of $67,500 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2009, the Company incurred Director’s compensation expense of $58,750 to Mr. Frugone, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  At December 31, 2012 the Company is obligated to issue 1,500,000 company shares to him, and “Accounts payable and accrued liabilities” includes $300,000 due to him for the cash based portion of his 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

During the years ended December 31, 2012 and 2011, the Company made cash payments of $195 and $696,862, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the years ended December 31, 2012 and December 31, 2011 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $1,500,000 and $1,500,000, respectively. In addition, as of December 31, 2012 and 2011 the Company owed them a total of $10,739,291 and $9,189,291, respectively. These agreements are discussed in detail in Note 11.

During the year ended December 31, 2012, the Company also incurred Director’s compensation expense of $55,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2011, the Company incurred Director’s compensation expense of $55,000 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2010, the Company incurred Director’s compensation expense $67,500 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2009, the Company incurred Director’s compensation expense $58,750 to Rudolph Karundeng, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant. At December 31, 2012 the Company is obligated to issue 1,500,000 company shares to him, and “Accounts payable and accrued liabilities” includes $300,000 due to him for the cash based portion of his 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

On May 18, 2011 the engagement and consulting agreements with Hans Karundeng and Rudolph Karundeng (See Note 10) were extended through December 31, 2016, and will follow the terms of the original agreements, and is automatically renewable thereafter unless notice by both parties are sent within 120 days prior to the end of said agreements.

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

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of December 31, 2012 and 2011, the Company had $1,955,000 and $1,955,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default. As of December 31, 2012, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”.

During the year ended December 31, 2012, the Company also incurred Director’s compensation expense $55,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2011, the Company incurred Director’s compensation expense $55,000 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $5,000 based upon the Company’s share trading price on the date of the grant. During the year ended December 31, 2010, the Company incurred Director’s compensation expense $67,500 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $17,500 based upon the Company’s share trading price on the date of the grant.  During the year ended December 31, 2009, the Company incurred Director’s compensation expense $58,750 to Mr. McConnaughy, consisting of cash compensation of $50,000 and stock based compensation of $8,750 based upon the Company’s share trading price on the date of the grant.  At December 31, 2012 the Company is obligated to issue 1,500,000 company shares to him, and “Accounts payable and accrued liabilities” includes $300,000 due to him for the cash based portion of his 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2012 and December 31, 2011, none of the shares under this plan have been issued and the Company has an accrued liability of $1,050,137 and $900,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $255,017 and $240,025, respectively, for stock-based compensation based on the fair value of 5,250,685 and 4,500,685 shares to be issued to the members of the Board, respectively.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2012, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of December 31, 2012 and December 31, 2011, none of the shares under this plan have been issued and the Company has an accrued liability of $1,050,137 and $900,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $255,017 and $240,025, respectively, for stock-based compensation based on the fair value of 5,250,685 and 4,500,685 shares to be issued to the members of the Board, respectively.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of December 31, 2012, none of these shares have been issued to Charles A. Moskowitz.

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

On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (“Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008.  On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli.  In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli.  The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008.  On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and  Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009.  On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount was payable on February 12, 2010.  The note payable balance of $550,000 is currently in default.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss on debt conversions for the year ended December 31, 2011 was $1,100,000. The 30,000,000 shares of the Company’s common stock were issued in January 2012, therefore, the par value was recorded to common stock to be issued at December 31, 2011 and reclassed to issued common stock during the first quarter of 2012. The balance due to Marrozzi was $387,980 as of December 31, 2012 and 2011, respectively.

Accrued interest due on all Marozzi related loans was $46,837 and $31,275 as of December 31, 2012 and 2011, respectively.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2012 and 2011, there was no Series C Convertible Preferred Stock outstanding.

Also on May 15, 2008, the Board of Directors approved the issuance of 50,000 shares of unregistered restricted common stock to Sheerin Alli and 50,000 shares of unregistered restricted common stock to Lori McGrath for consulting services provided.  As of December 31, 2012, the Company has not yet issued these shares.  The Company recorded $6,500 and $6,500, respectively, in consulting fees related to the 100,000 shares of common stock that are issuable to Sheerin Alli and Lori McGrath as of September 30, 2008.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  For the years ended December 31, 2012 and 2011, the Company incurred and accrued $1,647,000 and $1,642,500 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $5,508,000 and $3,861,000, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $5,408,000 for the year ended December 31, 2012 and accrued interest of $100,000 and accrued cumulative default penalties of $3,761,000 for the year ended December 31, 2011.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  For the years ended December 31, 2012 and 2011, the Company incurred and accrued $366,000 and $365,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $1,198,000 and 832,000, respectively.

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

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of December 31, 2012, only 138,095 shares had been issued.

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

NOTE 10 - COMMITMENTS AND OTHER MATTERS

[1] Engagement and Consulting Agreements entered into with individuals affiliated with APR

Effective May 20, 2005, the Company entered into an Engagement Agreement with Hans Karundeng for business and financial consulting services for fees of $1,000,000 per annum. The term of the agreement is five years. Payments under the agreement are subject to the Company’s cash flow.  On May 18, 2011 the agreement was extended through December 31, 2016, and will follow the terms of the original agreement, and are automatically renewable thereafter unless notice by both parties are send within 120 days prior to the end of said agreements.

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

During the year ended December 31, 2012, the Company made no cash payments to Hans Karundeng under his agreement.  During the year ended December 31, 2012, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2011, the Company made cash payments to Hans Karundeng of $20,000 under his agreement.  During the year ended December 31, 2011, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2010, the Company made cash payments to Hans Karundeng of $37,500 under his agreement. During the year ended December 31, 2010, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2009, the Company made cash payments to Hans Karundeng of $122,700 under his agreement. During the year ended December 31, 2009, the Company made no cash payments to Rudolph Karundeng under his agreement. During the year ended December 31, 2008, the Company made cash payments to Hans Karundeng of $320,000 under his agreement. During the year ended December 31, 2008, the Company made no cash payments to Rudolph Karundeng under his agreement.  During the year ended December 31, 2007, the Company received additional advances of $100,000 from Hans Karundeng under his agreement and made cash payments to him of $556,000. During the year ended December 31, 2007, the Company made cash payments of $7,000 to Rudolph Karundeng under his agreement. During the year ended December 31, 2006, the Company received additional advances of $61,787 from Hans Karundeng under his agreement. During the year ended December 31, 2006, the Company made cash payments of $62,174 to Rudolph Karundeng under his agreement. During the period from inception (November 15, 2005) to December 31, 2012, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,125,374 under the agreements.

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

During the year ended December 31, 2012, the Company made cash payments of $195 to Empire under the agreement. During the year ended December 31, 2011, the Company made cash payments of $696,862 to Empire under the agreement. During the year ended December 31, 2010, the Company made cash payments of $276,043 to Empire under the agreement. During the year ended December 31, 2009, the Company made cash payment of $992,570 to Empire under the agreement. During the year ended December 31, 2008, the Company made cash payments of $1,319,216 to Empire under the agreement. During the year ended December 31, 2007, the Company made cash payments of $1,140,529 to Empire under the agreement. During the year ended December 31, 2006, the Company made cash payments of $562,454 to Empire under the agreement. During the period from inception (November 15, 2005) to December 31, 2005, the Company made cash payments of $364,000 to Empire under this agreement.  During the period from inception (November 15, 2005) to December 31, 2012, the Company made cash payments of $5,351,869 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of December 31, 2012 and 2011, the Company has accrued $1,456,304 and $1,393,101, including accrued interest of $402,920 and $339,717 respectively, related to this matter.

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

[4] Consulting/Marketing and Agency Agreements

On April 4, 2006, the Company entered into a consulting agreement with Dekornas GMPLH (“Dekornas”) (a nonprofit organization in Indonesia responsible for replanting of trees in areas that were destroyed by other logging companies) in which the Company will provide financial consultancy services to Dekornas for an annual fee of $1.00 for the duration of the agreement. The term of the agreement is effective upon execution, shall remain in effect for ten (10) years and shall not be terminated until the expiration of at least one (1) year. As of December 31, 2012 , the Company has not recovered any revenue from this agreement.

In April of 2006, Arrow Resources Development, Ltd. entered into an agency agreement with APR to provides marketing and distribution services for timber resource products and currently has an exclusive marketing and sales agreement with APR to market lumber and related products from land leased by GMPLH which is operated by APR and its subsidiaries, located in Indonesia. Under the agreement Arrow Ltd. will receive a commission of 10% of gross sales derived from lumber and related products. As of December 31, 2012, the Company has recovered $52,000 of revenue from this agreement.

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of December 31, 2012, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of December 31, 2012, the Company has not recovered any revenue from this agreement.

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

[5] (a) Stock Purchase Agreement

On August 2, 2006, the Company entered into a stock purchase agreement with APR wherein APR agreed to purchase up to an aggregate amount of 15,000,000 shares of common stock in the Company for $1.00 per share, making this a capital contribution of $15,000,000 in total. The stock will be delivered at the time the Company files for registration. APR is currently the principal shareholder of the Company, owning 352,422,778 shares or 52%. As of December 31, 2009, the Company has received $1,540,000 from APR towards the fulfillment of this agreement.  As of December 31, 2012, the Company has received no additional funds.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of December 31, 2012 and 2011, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of December 31, 2012 and 2011, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

At December 31, 2012 and 2011, the Company has accrued an additional $420 each year for estimated unpaid Delaware franchise taxes. As of December 31, 2012 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $187,101.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Years Ending Dec. 31,	Amounts
2013	$7,365,076
2014	8,081,346
2015	9,726,682
2016	11,783,352

$36,956,456

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