Form 10-Q
period 2013-03-31
ARROW RESOURCES DEVELOPMENT INC
filed 2013-05-20
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 20, 2013 is as follows:

Class	Outstanding

Common stock - par value $0.00001	767,539,744

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	1

	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited), and for the periods from inception (November 15, 2005) to March 31, 2013 (Unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (Unaudited) and March 31, 2012 (Unaudited) and for the period from inception (November 15, 2005) to March 31, 2013 (Unaudited)	3

	Notes to the Consolidated Financial Statements (Unaudited)	4-25

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Item 1.        Financial Statements

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current:
Cash	$-	$-

Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current:
Accounts and accrued expenses payable, including $11,751,791 and $11,339,291 due to Company shareholders and directors, respectively	$19,710,147	$18,790,039
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,472,105	1,456,304
Due to related parties	19,530,113	18,263,020
Notes payable, including accrued interest of $270,039 and $256,349, respectively	2,629,019	2,615,329

Total liabilities	43,341,384	41,124,692

Commitments and contingencies	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 767,539,744 and 767,539,744 issued and outstanding, respectively	7,676	7,676
Common stock to be issued, $0.00001 par value, 35,554,684 and 35,554,684 shares to be issued, respectively	359	357
Additional paid-in capital	131,854,953	131,847,455
Accumulated deficit	(175,204,372)	(172,980,180)

Total stockholders’ (deficit)	(43,341,384)	(41,124,692)

Total liabilities and stockholders’(deficit)	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2013

Revenue	$-	$-	$52,000
Operating expenses:
Consulting fees and services, including $1,642,093, $1,428,285, and $33,167,816 incurred to related parties, respectively	1,642,093	1,428,285	34,829,196
General and administrative	12,608	15,380	1,417,017
Directors' compensation	45,000	39,375	1,350,178

Total operating expenses	1,699,701	1,483,040	37,596,391

Loss from operations	(1,699,701)	(1,483,040)	(37,544,391)

Other income (expense):
Income from spin-off	-		52,491
Income from forgiveness of debt	-	-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667
Increase in estimated for loss on legal judgment obtained by predecessor entity shareholder	(15,801)	(15,801)	(1,472,105)
Penalty for default of notes payable	(495,000)	(500,500)	(7,101,000)
Loss on write-off of marketing agreement	-	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	(2,000)
Loss on debt conversion	-	-	(2,532,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)
Debt issue costs including interest expense, of which none, none, and $1,346,320 is to be satisfied in Company common stock and none, none, and $32,000 incurred to related parties	(13,690)	(13,842)	(1,756,282)

Total other income (expense)	(524,491)	(530,143)	(137,659,981)

Net loss	$(2,224,192)	$(2,013,183)	$(175,204,372)

NET LOSS PER COMMON SHARE:	$(0.00)	$(0.00)	$(0.27)
Basic and Diluted

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	767,539,744	765,729,946	644,587,093

See accompanying notes to the unaudited consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to March 31, 2013

Net loss	$(2,224,192)	$(2,013,183)	$(175,204,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000
Common stock issued for reset of previous subscription agreement	-	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	44,400
Common stock issued for note payable interest	-	-	27,000
Common stock to be issued for note payable interest	-	-	10,000
Debt issue costs to be satisfied in Company common stock	-	-	1,256,320
Debt issue costs satisfied in Company common stock	-	-	80,000
Loss on common stock issued for debt conversion	-	-	3,054,500
Common stock issued for conversion due to related party	-	-	(39,000)
Debt issue costs paid in cash	-	-	50,000
Common stock issued for marketing services	-	-	122,500
Common stock to be issued for consulting services	-	-	246,007
Expense related to common stock issued for consulting services, in lieu of cash	-	-	585,000
Stock-based directors' compensation	7,500	1,875	262,541
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	933,798	914,713	19,311,916
Estimated liability for legal judgment obtained by predecessor entity shareholder	15,801	15,801	1,472,105
Net cash used in operating activities	(1,267,093)	(1,080,794)	(22,451,341)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576
Advances to related party	-	-	(957,775)
Net cash used in investing activities	-	-	(918,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	-	2,201,000
Proceeds of loans received from related parties	-	-	2,462,980
Repayment towards loan from related party	-	-	(179,425)
Cash proceeds from common stock subscription sale	-	-	30,000
Net increase in due to related parties attributed to operating expenses incurred on the Company’s behalf by the related party	1,267,093	1,080,789	16,572,985
Net increase in investments/capital contributed	-	-	2,232,000
Advances from senior advisor	-	-	50,000
Net cash provided by financing activities	1,267,093	1,080,789	23,369,540

Net change in cash	-	(5)	-
Cash balance at beginning of period	-	62	-
Cash balance at end of period	$-	$57	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2013 and the results of its operations, changes in stockholders' (deficit) equity , and cash flows for the three month periods ended March 31, 2013 and 2012,  respectively and for the period from the commencement of the development stage (November 15, 2005) to March 31, 2013. Although management believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities Exchange Commission.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying consolidated financial statements should be read in conjunction with the more detailed consolidated financial statements, and the related footnotes thereto, filed with the Company’s Amended Annual Report on Form 10K for the year ended December 31, 2012 filed on May 15, 2013.

Going-Concern Status

These consolidated financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable period of time.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $2,224,192 for the three months ended March 31, 2013 and a net loss during the development stage from inception (November 15, 2005) through March 31, 2013 of $175,204,372. The Company’s operations are in the development stage, and the Company has not generated meaningful revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Net loss per diluted common share does not include potential common shares derived from stock options and warrants because they are anti-dilutive for the period from inception (November 15, 2005) to December 31, 2012 and for the three months ended March 31, 2013. As of March 31, 2013, there are no dilutive equity instruments outstanding.

Reclassification:

Certain prior period amounts have been reclassified or adjusted to conform to the current presentation. These reclassifications and adjustments had no material impact on the consolidated financial position, results of operations and net cash flows from operations for all periods presented.

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

The sales and marketing agreement was to be amortized over its useful life, utilizing the straight-line method. Amortization expense had not been recorded since the acquisition occurred as the company had not yet commenced operations.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Pursuant to IRC 195, the Company will be able to deduct these costs by amortizing them over a period of 15 years for tax purposes once the Company commences operations. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for either the years ended December 31, 2005, 2006, 2007, 2008, 2009, 2010, 2011, 2012 or to date in 2013.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$187,206
Differences resulting from use of cash basis for tax purposes	-
Tax Rate	35%
Total deferred tax assets	65,552
Less valuation allowance	(65,552)

Net deferred tax assets	$-

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES - CONTINUED

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
December 31, 2031	420
December 31, 2032	420
March 31, 2033	105
Net operating loss carryover	$187,206

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

March 31, 2013
Federal statutory tax rate	35.0%
Effective tax rate	35.0%
Valuation allowance	(35.0)%
Net effective tax rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized under IRC Section 195 which will be amortizable over 15 years for tax purposes once the Company commences operations	$(172,017,166)
Delaware franchise taxes deductible on Company's tax return	187,206
Net loss for the period from inception (November 15, 2005) to March 31, 2013	$(175,204,372)

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE

As of March 31, 2013 and December 31, 2012, the Company had notes payable outstanding as follows:

Holder	Terms	March 31, 2013	December 31, 2012
Barry Blank (1)	Due on demand, 10% interest	$200,000	$200,000
Accrued interest (1)		50,000	50,000
John Marozzi (2)	Due 30 days after $750,000 funded to company, 4% interest	387,980	387,980
John Marozzi (2)	Due on demand, non-interest bearing	-	-
Accrued interest (2)		50,664	46,837
James R. McConnaughy (3)	Due on demand, non-interest bearing	53,000	53,000
Christopher T. Joffe (4)	Due on demand, non-interest bearing	63,000	63,000
Frank Ciolli (5)	Due on demand, non-interest bearing	550,000	550,000
John Frugone (6)	Due on demand, non-interest bearing	255,000	255,000
Scott Neff (7)	Due on demand, non-interest bearing	50,000	50,000
Cliff Miller (8)	Due on 10/11/09, interest bearing	450,000	450,000
Accrued interest (8)		100,000	100,000
John McConnaughy (9)	Due on demand, 10% interest	25,000	25,000
Accrued interest (9)		2,500	2,500
Greg and Lori Popke (10)	Due on 12/11/09	100,000	100,000
H. Lawrence Logan (11)	Due on demand, non-interest bearing	25,000	25,000
Aaron Hiller (12)	Due October 17, 2011, 20% interest & shares	30,000	30,000
Charles Strauss (13)	Due October 20, 2011, 20% interest & shares	50,000	50,000
Ferandell Tennis Courts (14)	Due October 26, 2011, 20% interest & shares	45,000	45,000
Michael Hannegan (15)	Due October 10, 2011, 20% interest & shares	75,000	75,000
Accrued interest (16)		66,874	57,012
Total		$2,629,019	$2,615,329

(1)	The Company has a note payable outstanding for $200,000, plus $20,000 in accrued interest. Although the predecessor company (CNE) reserved 456,740 shares of its common stock to retire this debt pursuant to a settlement agreement, the stock could not be issued until the party to whom the note was assigned by its original holder emerged from bankruptcy or reorganization. In March 2010, the note holder emerged from bankruptcy and the note was settled. During the year ended December 31, 2009, an additional $30,000 in interest expense was recorded for a total of $50,000 accrued interest outstanding on the note.

(2)	On March 31, 2008, the Company received a $150,000 non-interest bearing advance from John Marozzi (“Marozzi”) which is due on demand. As payment for his services, the Company was to repay the full amount of the note plus 1,000,000 shares of unregistered restricted common stock. The Company recorded $40,000 of debt issue costs related to the 1,000,000 shares of common stock that were issuable to Marozzi as of March 31, 2008 (See Note 8). On May 5, 2008, Marozzi received repayment of $50,000 from the Company. On October 13, 2008, the Company received another $50,000 interest bearing advance from Marozzi. The Company was to repay the full amount of the October 31, 2008 $50,000 note in cash within 60 calendar days from the date the note was executed plus interest paid in the form of 1,000,000 shares of unregistered Company common stock. The Company recorded $60,000 of debt issue costs related to the 1,000,000 shares of common stock which were issuable to Marozzi as of December 31, 2008.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss on debt conversions for the year ended December 31, 2011 was $1,100,000. The 30,000,000 shares of the Company’s common stock were issued in January 2012, therefore, the par value was recorded to common stock to be issued at December 31, 2011 and reclassified to issued common stock during the first quarter of 2012. The balance due to Marrozzi was $387,980 as of March 31, 2013 and December 31, 2012, respectively.

Accrued interest due on all Marozzi related loans was $50,664 and $46,837 as of March 31, 2013 and December 31, 2012, respectively.

(3)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from James R. McConnaughy (“McConnaughy”), which is due on demand. In repayment, the Company was to repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that were issuable to McConnaughy as of December 31, 2008. On December 23, 2008, the Company received another $15,000 non-interest bearing advance from McConnaughy, which is due on demand. James McConnaughy is a relative of John E. McConnaughy Jr., a Company Director discussed in Note 7 [3].

(4)	On April 24, 2008, the Company received a $38,000 non-interest bearing advance from Christopher T. Joffe (“Joffe,”) which is due on demand. In repayment, the Company will repay the full amount of the note plus 304,000 shares of the Company’s unregistered restricted common stock. The Company recorded $24,320 in debt issue costs related to the 304,000 shares of common stock that are issuable to Joffe as of December 31, 2008. On June 13, 2008, the Company received another $25,000 non-interest bearing advance from Joffe, which is due on demand.

(5)	On April 30, 2008, the Company received a $500,000 non-interest bearing advance from Frank Ciolli (“Ciolli.”) In repayment, the Company promised to pay Ciolli the principal sum of $550,000 on or before October 31, 2008. On October 31, 2008, the Company entered into a 60 day loan extension with Ciolli. In payment, the Company issued 1,000,000 shares of the Company’s unregistered restricted common stock to Ciolli and 1,000,000 shares of the Company’s unregistered restricted common stock to Donna Alferi on behalf of Michael Alferi as designated by Ciolli. The Company recorded $100,000 and $100,000, respectively, in debt issue costs related to the 1,000,000 and 1,000,000, respectively, of shares of common stock that were issued to Ciolli and Donna Alferi as of December 31, 2008. On January 15, 2009, the Company entered into the thirty-one day extension from December 31, 2008 for the Convertible Loan Agreement and Convertible Note with Ciolli for the loan amount of $550,000 dated as of April 30, 2008. The Company issued 500,000 shares of restricted, unregistered common stock each for Michael Alferi and Ciolli, which resulted in Company debt issue costs of $80,000 as of September 30, 2009. On August 12, 2009, the Company and Ciolli entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $550,000. The principal amount of $550,000 was payable on February 12, 2010 and remains due at March 31, 2013. The note is currently in default.

(6)	On September 10, 2008, the Company received a $100,000 non-interest bearing advance from John Frugone, which was due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On February 25, 2009, the Company received a $30,000 non-interest bearing advance from John Frugone, which is due on demand. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On July 30, 2009, the Company repaid $75,000 to John Frugone as a partial payment on the outstanding balance. On November 6, 2009, the Company received a $100,000 non-interest bearing advance from John Frugone. The Company will repay the loan amount in cash over two years from the date the note is executed. This left a balance of $155,000 unpaid principal as of December 31, 2009. On March 30, 2010, the Company received a $100,000 non-interest bearing advance from John Frugone. The principal of this loan was due on March 30, 2012. This left an unpaid principal balance of $255,000 as of December 31, 2011 that remains outstanding at March 31, 2013 and is currently in default. John Frugone is a relative of Peter Frugone, the Company’s CEO and also a Company Director.

(7)	On October 13, 2008, the Company received a $50,000 interest bearing advance from Scott Neff (“Neff”). The Company was to repay the full amount of the note in cash within 60 calendar days from the date the note is executed plus interest expense paid in the form of 1,000,000 shares of Company common stock. During the period ended December 31, 2008, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of common stock that are issuable to Neff as of December 31, 2008. On August 12, 2009, the Company and Neff entered into a six month extension for the Senior Note and Purchase Agreement for the principal sum of $50,000. The principal amount was payable on February 5, 2010. This note payable is currently in default.

(8)	On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”) In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009. On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009. On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense. On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010. During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense. The total unpaid principal balance of $450,000 is currently in default. For the three month period ended March 31, 2013 and the year ended December 31, 2012, the Company incurred and accrued $495,000 and $1,647,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $5,913,000 and $5,508,000, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $5,813,000 as of March 31, 2013 and accrued interest of $100,000 and accrued cumulative default penalties of $5,408,000 for the year ended December 31, 2012.

(9)	On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. For repayment, the Company was to repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009 and the loan is currently in default.

(10)	On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default. For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company incurred and accrued $90,000 and $366,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $1,288,000 and $1,198,000, respectively.

(11)	During the fiscal year 2007, the Company received a $25,000 non-interest bearing advance from Lawrence Logan. The advance is due on demand.

(12)	On July 19, 2011, the Company received a $30,000 loan that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 300,000 shares. The value of the shares at issuance was $6,000 and has been recorded as interest expense. As of the March 31, 2013, the Note has not been repaid and is currently in default.

(13)	On July 22, 2011, the Company received a $50,000 loan that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 500,000 shares. The shares have not been issued as of March 31, 2013. The value of the shares recorded was $10,000 and has been recorded as interest expense. As of the March 31, 2013, the Note has not been repaid and is currently in default.

(14)	On July 28, 2011, the Company’s CEO received a $45,000 loan on behalf of the Company that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 10 shares of common stock for every $1 loaned, for a total of 450,000 shares. The value of the shares at issuance was $9,000 and has been recorded as interest expense. As of the March 31, 2013, the Note has not been repaid and is currently in default.

(15)	On July 28, 2011, the Company’s CEO received a $75,000 loan on behalf of the Company that bears 20% interest. Principal and interest were due in 90 days. The Lender was also given 8 shares of common stock for every $1 loaned, for a total of 600,000 shares. The value of the shares at issuance was $12,000 and has been recorded as interest expense. As of the March 31, 2013, the Note has not been repaid and is currently in default.

(16)	The total accrued interest for the loans listed above for items #12-#15 above at 20% was $66,874 and $57,012 for the three month period ended March 31, 2013 and the year ended December 31, 2012, respectively. These amounts are expected to be paid in cash.

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

The marketing and distribution agreement would have been amortized over the life of the agreement once the Company commenced sales. As of December 31, 2005, the Company had recorded a $125,000,000 amortizable intangible asset for this agreement and corresponding credits to common stock and additional paid-in capital in conjunction with the stock settlement of the senior secured note payable to Empire Advisory, LLC and related cash advances in the same aggregate amount. The senior secured note payable was non-interest bearing and was repaid in the form of the preferred stock, which was subsequently converted to common stock (See Note 3). Any preferred stock issued under the senior secured note payable is considered restricted as to the sale thereof under SEC Rule 144 as unregistered securities.

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

As of March 31, 2013 and December 31, 2012, the Company had short-term borrowings of $17,600,115 and $16,333,022, respectively, due to Empire, consisting of cash advances to the Company and working capital raised by Empire, as agent, on behalf of the Company.  These amounts are non-interest bearing and due on demand.

Peter Frugone is a member of the Board of Directors of the Company and is the owner of Empire. Empire, as agent, was the holder of the $125 million senior secured note payable settled in December 2005.

Management fees incurred by Empire charged to the Statement of Operations for the three month period ended March 31, 2013 and 2012 were $1,267,093 and $1,053,285, respectively.

During the three months ended March 31, 2013 the Company incurred Director’s compensation expense of $15,000 to Mr. Frugone consisting of cash compensation of $12,500 and stock based compensation of $2,500 based upon the Company’s share trading price on the date of the grant. During the three months ended March 31, 2012 the Company incurred Director’s compensation expense of $13,125 to Mr. Frugone consisting of cash compensation of $12,500 and stock based compensation of $625 based upon the Company’s share trading price on the date of the grant. At March 31, 2013 the Company is obligated to issue 1,562,500 company shares to him, and accounts payable and accrued liabilities” includes $312,500 due to him for the cash based portion of his 2013, 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

During the three months ended March 31, 2013 and 2012, the Company made cash payments of $0 and $40, respectively, to Empire under the agreement.

[2] Engagement and Consulting Agreements entered into with individuals affiliated with Arrow PNG:

Consulting fees and services charged in the Statement of Operations for the three months ended March 31, 2013 and 2012 incurred to Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements totaled $375,000 and $375,000, respectively. In addition, as of March 31, 2013 and December 31, 2012 Company owed them a total of $11,126,791 and $10,739,291, respectively. These agreements are discussed in detail in Note 11.

During the three months ended March 31, 2013 the Company incurred Director’s compensation expense of $15,000 to Rudolph Karundeng consisting of cash compensation of $12,500 and stock based compensation of $2,500 based upon the Company’s share trading price on the date of the grant. During the three months ended March 31, 2012 the Company incurred Director’s compensation expense of $13,125 to Rudolph Karundeng consisting of cash compensation of $12,500 and stock based compensation of $625 based upon the Company’s share trading price on the date of the grant. At March 31, 2013 the Company is obligated to issue 1,562,500 company shares to him, and Accounts payable and accrued liabilities” includes $312,500 due to him for the cash based portion of his 2013, 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

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

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of March 31, 2013 and December 31, 2012, the Company had $1,955,000 and $1,955,000, respectively, left to be repaid to Mr. McConnaughy, which is included in “Due to Related Parties.”

On June 2, 2009, the Company received a $25,000 10% interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note and accrued interest in cash by September 1, 2009. On November 5, 2009, the Company entered into a thirty day loan extension agreement with John E. McConnaughy Jr. for this $25,000 loan. The principal amount and interest was payable on December 5, 2009. This note is currently in default. As of March 31, 2013, the outstanding principal and accrued interest of $2,500 has been included in “Notes Payable”.

During the three months ended March 31, 2013 the Company incurred Director’s compensation expense of $15,000 to Mr. McConnaughy consisting of cash compensation of $12,500 and stock based compensation of $2,500 based upon the Company’s share trading price on the date of the grant. During the three months ended March 31, 2012 the Company incurred Director’s compensation expense of $13,125 to Mr. McConnaughy consisting of cash compensation of $12,500 and stock based compensation of $625 based upon the Company’s share trading price on the date of the grant. At March 31, 2013 the Company is obligated to issue 1,562,500 company shares to him, and Accounts payable and accrued liabilities” includes $312,500 due to him for the cash based portion of his 2013, 2012, 2011, 2010, 2009, 2008 and 2007 director’s compensation (See Note 7[4]).

[4] Directors’ Compensation:

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2013 and December 31, 2012, none of the shares under this plan have been issued and the Company has an accrued liability of $1,087,637 and $1,050,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $262,515 and $255,017, respectively, for stock-based compensation based on the fair value of 5,438,185 and 4,500,685 shares to be issued to the members of the Board, respectively.

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

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of December 31, 2009, the Company had received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2013, there were no Series A Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2013 and December 31, 2012, none of the shares under this plan have been issued and the Company has an accrued liability of $1,087,637 and $1,050,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $262,515 and $255,017, respectively, for stock-based compensation based on the fair value of 5,438,185 and 5,250,685 shares to be issued to the members of the Board, respectively.

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement was February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. During the year ended December 31, 2008, the Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are now issuable to Charles A. Moskowitz. As of March 31, 2013, none of these shares have been issued to Charles A. Moskowitz.

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

On December 19, 2011, the Company and its Board of Directors agreed to issue to Marozzi 30,000,000 shares of the Company’s common stock as settlement for $200,000 of the $587,980 funded to date by Marozzi.  The Company’s stock price on December 19, 2011 was $0.01; therefore, the value of the 30,000,000 issued was $300,000, resulting in a loss on debt conversion of $100,000 that has been reflected in the Company’s Statements of Operations during the fourth quarter of 2011. Total loss on debt conversions for the year ended December 31, 2011 was $1,100,000. The 30,000,000 shares of the Company’s common stock were issued in January 2012, therefore, the par value was recorded to common stock to be issued at December 31, 2011 and reclassified to issued common stock during the first quarter of 2012. The balance due to Marrozzi was $387,980 as of March 31, 2013 and December 31, 2012, respectively.

Accrued interest due on all Marozzi related loans was $50,664 and $46,837 as of March 31, 2013 and December 31, 2012, respectively.

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

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration.  As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2013 and December 31, 2012, there was no Series C Convertible Preferred Stock outstanding.

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

On June 29, 2009, the Company received a $100,000 interest bearing advance from Cliff Miller (“Miller.”)   In repayment, the Company will repay the full amount of the note in cash not later than July 29, 2009. During the period ended September 30, 2009, the Company recorded $70,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that were issuable to Miller for interest expense as of July 29, 2009.  On July 30, 2009, the Company received a $100,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than August 30, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Miller for interest expense as of August 30, 2009.  On August 11, 2009, the Company received a $250,000 interest bearing advance from Miller. In repayment, the Company was to repay the full amount of the note in cash not later than October 11, 2009. The Company shall pay interest in the form of 10,000,000 shares of the Company’s restricted stock and a $100,000 cash payment due at maturity. During the year ended December 31, 2009, the Company recorded accrued interest of $100,000 and debt issue costs of $400,000 for interest expense.  On November 11, 2009, the Company entered into a thirty day loan extension agreement with Miller for the $100,000 loan on June 29, 2009, the $100,000 loan on July 30, 2009 and the $250,000 loan on August 11, 2009. In consideration of the extending the term of the loan, the Company was to issue 2,000,000 shares of the Company’s common stock on January 4, 2010.  During the year ended December 31, 2009, the Company recorded debt issue costs of $60,000 related to the 2,000,000 shares for interest expense.  The total unpaid principal balance of $450,000 is in default.  The total unpaid principal balance of $450,000 is currently in default.  For the three month period ended March 31, 2013 and the year ended December 31, 2012, the Company incurred and accrued $495,000 and $1,647,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $5,913,000 and $5,508,000, respectively, comprised of accrued interest of $100,000, and accrued cumulative default penalties of $5,813,000 as of March 31, 2013 and accrued interest of $100,000 and accrued cumulative default penalties of $5,408,000 for the year ended December 31, 2012.

On July 20, 2009, the Company received a $100,000 interest bearing advance from Greg and Lori Popke (“Popke.”) In repayment, the Company was to repay the full amount of the note in cash not later than September 19, 2009. During the period ended September 30, 2009, the Company recorded $60,000 in debt issue costs related to the 1,000,000 shares of restricted common stock that are issuable to Popke for interest expense as of September 19, 2009. On November 12, 2009, the Company entered into a thirty day loan extension agreement with Popke to extend this $100,000 loan. The principal amount was payable on December 11, 2009 and the loan is currently in default.  For the three months ended March 31, 2013 and the year ended December 31, 2012, the Company incurred and accrued $90,000 and $366,000 of default penalty interest expense, respectively, and has accrued cumulative default penalties of $1,288,000 and $1,198,000, respectively.

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

Reset of 2005 Subscription Agreement

On February 5, 2009 the Company agreed to issue 1,248,094 shares of common stock to certain investors as settlement for the reset of their August 3, 2005 subscription agreements.  As of March 31, 2013, only 138,095 shares had been issued.

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

During the three months ended March 31, 2013 and 2012, the Company made no cash payments to Hans Karundeng or Rudolph Karundeng under their agreements. During the period from inception (November 15, 2005) to March 31, 2013, the Company made cash payments to Hans Karundeng and Rudolph Karundeng of $1,125,374 under the agreements.

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

During the three months ended March 31, 2013 and 2012, the Company made a $0 and $40 in cash payments to Empire under the agreement. During the period from inception (November 15, 2005) to March 31, 2013, the Company made cash payments of $5,351,869 to Empire under this agreement.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed.   As of March 31, 2013 and December 31, 2012, the Company has accrued $1,472,105 and $1,456,304, including accrued interest of $418,721 and $402,920 respectively, related to this matter.

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

On April 14, 2006, the Company entered into a consulting agreement with P.T. Eucalyptus in which the Company will provide financial consultancy services to P.T. Eucalyptus for an annual fee, payable quarterly, equal to 10% of P.T. Eucalyptus’ gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2013, the Company has not recovered any revenue from this agreement.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

On February 1, 2008, the Company entered into Independent Contractor Agreement with Charles A. Moskowitz of MoneyInfo. Inc. to provide consulting services to the Company in the lumber market development, ethanol market development, and compilation of market prices associated with lumber and ethanol and development of a database for the ongoing analysis of these markets. The term of this agreement is February 1, 2008 through July 31, 2008. As payment for the Consultant’s services, the Company will issue 2,600,000 shares of common stock to Charles A. Moskowitz. The Company recorded consulting fees and services of $208,000 related to the 2,600,000 shares of common stock that are issuable to Charles A. Moskowitz as of December 31, 2008. As of March 31, 2013, the Company has not recovered any revenue from this agreement.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND OTHER MATTERS (CONTINUED)

(b) Private Placement Offering- Series A Convertible Preferred Stock

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering was to consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933 and will not be sold in the United States.. Each Series A Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders absent registration or an applicable exemption from registration. On January 31, 2008, the Board of Directors approved an extension of the private placement offering until February 15, 2008, after which the offer was closed.  As of September 30, 2009, the Company raised $355,000 from investors under this financing agreement.  On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares.  As of March 31, 2013 and December 31, 2012, there were no Series A Convertible Preferred Stock outstanding.

(c) Private Placement Offering- Series C Convertible Preferred Stock

On May 15, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards the fulfillment of the financing agreement.  On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares.  As of March 31, 2013 and December 31, 2012, there was no Series C Convertible Preferred Stock outstanding.

[6] Delaware Corporate Status

The Company is delinquent in its filing and payment of the Delaware Franchise Tax Report and, accordingly, is not in good standing.

As of March 31, 2013 and December 31, 2012, the Company has accrued an additional $105 and $420 each period/year for estimated unpaid Delaware franchise taxes. As of March 31, 2013 accounts and accrued expenses payable includes aggregate estimated unpaid Delaware Franchise taxes of $187,206.

[7] 5 Year Table of obligations under [1] and [2] above:

The minimum future obligations for consulting fees and services under agreements outlined in [1] and [2] are as follows:

Periods ending March 31,	Amounts
2013	$7,663,100
2014	8,453,875
2015	10,192,343
2016	9,080,046

$35,389,364

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

On April 4, 2006 Arrow Resource Development Ltd. (the Company's Bermuda subsidiary) entered into an agency agreement with APR in which the Company will provide financial consultancy services to APR for an annual fee, payable as collected, equal to 10% of APR's gross revenue payable commencing upon execution. The term of the agreement is effective upon execution, shall remain in effect for ninety-nine (99) years and shall not be terminated until the expiration of at least ten (10) years. As of March 31, 2013, the Company recovered $52,000 under this agreement.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

REVENUES

There were no material revenues generated for the period from inception (November 15, 2005) to March 31, 2013 as the Company is still in the development stage.

COST OF GOODS SOLD

There were no cost of goods sold generated for the period from inception (November 15, 2005) to March 31, 2013 as the Company is still in the development stage.

OPERATING EXPENSES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company had no revenue during this period as Arrow Ltd. is still in the development stage.

Compensation, consulting and related costs increased to $1,642,093 for the three months ended March 31, 2013 as compared to $1,428,285 for the three months ended March 31, 2012, and $34,829,196 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2013. The increase was mostly due to consulting fees for services provided by the Management Agreement with Empire under which Empire provides the services of Chief Executive Officer and administrative services to the Company and consulting services provided by Hans Karundeng and Rudolph Karundeng under Engagement and Consulting Agreements.

General and administrative expenses increased to decreased to $12,608 for the three months ended March 31, 2013 compared to $15,380 for the three months ended March 31, 2012, and $1,417,017 accumulated during the development stage for the period from inception (November 15, 2005) to March 31, 2013.

Directors’ compensation increased to $45,000 as compared to $39,375 for the three months ended March 31, 2013 and 2012, respectively, and $1,350,178 during the development stage period from inception (November 15, 2005) to March 31, 2013. Directors’ compensation is based on an annual fee of $50,000 in cash and 250,000 shares of the Company’s restricted common stock; any changes in directors’ compensation is primarily due to fluctuating share prices used for valuing the restricted common stock.

Delaware franchise taxes amount was $105 for the three months ended March 31, 2013 and March 31, 2011, $187,206 for the period from inception (November 15, 2005) to March 31, 2013. The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing.

The Company has estimated unpaid Delaware franchise taxes as follows:

Year ended:
March 31, 2013	$105
December 31, 2012	$420
December 31, 2011	$420
December 31, 2010	$420
December 31, 2009	$420
December 31, 2008	$420
December 31, 2007	$57,652
December 31, 2006	$57,650
December 31, 2005	$69,699

The Company did not file their tax returns due to the inability to pay the related taxes. The Company hopes to file the delinquent tax returns in the near future.

Total operating expenses increased to $1,699,701 for the three months ended March 31, 2013 as compared to $1,483,040 for the three months ended March 31, 2012, and increased to $37,596,391 for the period from inception (November 15, 2005) to March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt due on that date except for $220,000. As of March 31, 2013 and December 31, 2012 the Company had $0 of cash, respectively. The Company had losses of $(2,224,192) and $(2,013,183) for the three months ended March 31, 2013 and 2012 and had zero revenue for the three months ended March 31, 2013 and 2012. In order for us to survive during the next twelve months we will need to secure approximately $10,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2013, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

Net cash used in operating activities was $1,267,093 for the three months ended March 31, 2013. The Company had a net loss of $(2,224,192). We had stock-based directors’ compensation for shares to be issued of $7,500, an increase in accounts payable and accrued expenses payable of $933,798 mostly related to compensation and management fees, and an increase on the liability for legal judgment obtained by the predecessor entity shareholder of $15,801 due to accrued interest. In addition, we had a working capital deficiency of $(43,341,384) at March 31, 2013. We did not have any material commitments for capital expenditures as of March 31, 2013.

We used $1,080,794 of cash in our operating activities during the three months ended March 31, 2012. We had a net loss of $2,013,183. We had an increase in stock-based directors’ compensation to be issued of $1,875, an increase in accounts payable and accrued expenses payable of $914,713, and an increase in an estimated liability for legal judgment obtained by predecessor entity shareholder of $15,801. In addition, we had a working capital deficiency of $(34,598,911) at March 31, 2012. We did not have any material commitments for capital expenditures as of March 31, 2012.

INFLATION

We believe that inflation does not significantly impact our current operations.

RECENT TRANSACTIONS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We conduct no hedging activity. We have no derivative contracts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2013 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The Company is currently in the process of evaluating its options to fix the deficiency in internal controls.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2013 under the criteria set forth in the in Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three month period ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2006, the Company was advised that it was alleged to be in default of a settlement agreement entered into in January of 2005 by CNE, its predecessor company, related to the release of unrestricted, freely-tradable, non-legend shares of stock. In August 2006, the plaintiffs, alleging the default, obtained a judgment in the 17th Judicial Circuit Court Broward County, Florida for approximately $1,000,000. On November 13, 2007, legal counsel engaged by Management commenced an action on the Company’s behalf in the above Circuit Court seeking to vacate and set aside the 2006 judgment asserting claims under Rule 1.540(b) of the Florida Rules of Civil Procedure. Our counsel’s evaluation is that the Company has only a limited chance of having the 2006 judgment opened by the Court because Florida law provides very narrow grounds for opening a judgment once a year has passed from its entry. The Courts are generally reluctant to disturb final judgments and the Company’s grounds for opening the judgment depend on the Court’s adopting a somewhat novel argument regarding such matters. If, however, the Court does open the default judgment, the Company will then have the opportunity to defend the 2006 action and, in such event, our counsel believes that the Company has a reasonable chance of succeeding in defending that claim, at least in part, based on the documents he has reviewed. As of March 31, 2013 and December 31, 2012, the Company has accrued $1,472,105 and $1,456,304, including accrued interest of $418,721 and $402,920 respectively, related to this matter.

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

Item 1A. Risk Factors

Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of our risk factors. There have been no significant changes to our risk factors as set forth in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On November 20, 2007, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series A Convertible Preferred Stock. The Offering will consist of the Company's Series A Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $355,000 from investors towards 355,000 Series A Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series A Convertible Preferred Stock was convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock had no voting rights except as was required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 355,000 Series A Convertible Preferred Stock were converted into 7,100,000 Common shares. As of March 31, 2013 and December 31, 2012, there were no Series A Convertible Preferred Stock outstanding.

On April 20, 2008, the Board of Directors approved a private placement offering (the "Offering") approximating $2,000,000 to accredited investors at $1.00 per share of Series C Convertible Preferred Stock. The Offering will consist of the Company's Series C Convertible Preferred Stock that will be convertible into our common stock. These securities are not required to be and will not be registered under the Securities Act of 1933. Shares issued under this placement will not be sold in the United States, absent registration or an applicable exemption from registration. As of September 30, 2009, the Company received $25,000 from investors towards 25,000 Series C Convertible Preferred Stock shares issuable under subscription agreements covering the placement offering. Each Series C Convertible Preferred Stock is convertible into 20 shares of the Company’s Common Stock. The holders of the preferred stock have no voting rights except as may be required by Delaware law, no redemption rights, and no liquidation preferences over the Common Stock holders. On November 3, 2009, the 25,000 Series C Convertible Preferred Stock were converted into 500,000 Common shares. As of March 31, 2013 and December 31, 2012, there was no Series C Convertible Preferred Stock outstanding.

On December 3, 2007, the Board of Directors approved a plan to compensate all members of the Board of Directors at a rate of $50,000 per year and 250,000 shares of Company common stock effective January 1, 2007. This compensation plan applies to any board member that belonged to the Board as of and subsequent to January 1, 2007. Those board members that were only on the Board for part of the year will received pro-rata compensation based on length of service. As of March 31, 2013 and December 31, 2012, none of the shares under this plan have been issued and the Company has an accrued liability of $1,087,637 and $1,050,137, respectively, of cash-based compensation and recorded additional paid-in capital through those dates of $262,515 and $255,017, respectively, for stock-based compensation based on the fair value of 5,438,185 and 5,250,685 shares to be issued to the members of the Board, respectively.

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

ARROW RESOURCES DEVELOPMENT, INC.

Dated: May 20, 2013	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

Dated: May 20, 2013	By:	/S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

