Form 10-K/A
period 2012-12-31
ARROW RESOURCES DEVELOPMENT INC
filed 2013-06-13
CIK 795255

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:       ☒ Yes       ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of June 11, 2013, the number of freely tradable shares not held by affiliates was 188,048,237.

As of June 11, 2013, the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,291,000.

The number of shares outstanding of each of the issuer’s classes of common equity, as of June 11, 2013, is as follows:

Class	Outstanding

Common stock - par value $0.00001	767,539,744

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Arrow Resources Development, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission on May 9, 2013 (the “Original Filing”), due to the presence of several typographical, punctuation, numerical transposition and text errors in the Company’s Originally Filing.

The accompanying consolidated balance sheet, statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012, along with the period of inception from November 15, 2005 to December 31, 2012 10-K/A have been updated to reflect an additional $76,045 of expenses recorded in the Statement of Operations that were brought to the Company’s attention subsequent to the Original Filing.

PART I

Forward Looking Statements

Certain statements in this amended Annual Report on Form 10-K/A constitutes “forward-looking statements” relating to the Company within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding future events, our financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In some cases, you can identify forward-looking statements by terminology, such as

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

SIGNIFICANT CAPITAL REQUIREMENTS & DILUTION

The Company’s capital requirements are and will continue to be significant. The Company anticipates, based on management’s internal forecasts and assumptions relating to its operations (including the costs associated with marketing), that unless at least $10,000,000 is raised for working capital purposes, the Company’s cash resources will not be sufficient to satisfy the Company’s contemplated cash requirements and that additional financing may be needed to support the Company. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company. To the extent that any financing involves the sale of the Company’s equity securities, the interests of the Company’s then existing shareholders could be substantially diluted. Dilution will also occur when and if options to be granted to employees, consultants and other third parties are exercised.

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

DEPENDENCE ON MANAGEMENT

The success of the Company will largely be dependent upon the active participation of its management. The Company does not currently have “Key Man” life insurance on any of its current officers, although the Company intends to provide such insurance, based on availability of funds in the future. The Company would pay all premiums for such “Key Man” life insurance. The time that the officers and directors devote to the business affairs of the Company, and the skill with which they discharge their responsibilities, will substantially impact the Company’s success. Loss of the services of certain executive officers of the Company could be expected to have a material adverse effect upon the Company.

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(8,628,134) for the year ended December 31, 2012 and a net loss during the development stage from inception (November 15, 2005) through December 31, 2012 of $(173,056,225). The Company’s operations are in the development stage, and the Company has generated revenue of $52,000 since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and the sale of senior notes payable.

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

Exchange Listing:

Our common stock is listed on the NASD OTC: Bulletin Board (trading symbol ARWD.OB). The number of record holders of our common stock as of June 11, 2013 was 332.

Equity Sale Prices:

	Common Stock
	High Sales Price	Low Sales Price
2012
1st Quarter	$0.03	$0.003
2nd Quarter	0.02	0.01
3rd Quarter	0.03	0.01
4th Quarter	0.02	0.01

2011
1st Quarter	$0.07	$0.02
2nd Quarter	0.06	0.02
3rd Quarter	0.03	0.01
4th Quarter	0.02	0.01

As of June 11, 2013 the number of freely tradable shares not held by affiliates was 188,048,237.

As of June 11, 2013 the aggregate market value of voting stock held by non-affiliates of the Issuer was approximately $3,291,000.

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

OPERATING EXPENSES

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

General and administrative expenses increased to $136,918 for the year ended December 31, 2012 as compared to $85,330 for the year ended December 31, 2011, and $1,437,637 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2012. The year to year increase was primarily due to increased fees of professional services rendered to the Company.

Directors’ compensation remained the same at $165,000 for the years ended December 31, 2012 and 2011, and $1,305,178 during the development stage period from inception (November 15, 2005) to December 31, 2012. Directors’ compensation is based on an annual fee of $50,000 in cash and 250,000 shares of the Company’s restricted common stock; any changes in directors’ compensation is primarily due to fluctuating share prices used for valuing the restricted common stock.

Total operating expenses increased to $6,453,442 for the year ended December 31, 2012 as compared to $5,573,008 for the year ended December 31, 2011, and $35,929,918 accumulated during the development stage for the period from inception (November 15, 2005) to December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

In November 2005, we discontinued and disposed of our subsidiaries except for Arrow Ltd. in conjunction with the recapitalization of the Company. The Company was recapitalized by the conversion of $125,000,000 preferred convertible note related to the purchase of the Marketing Agreement. As part of the recapitalization plan, the Company settled all outstanding debt due on that date except for $220,000. As of December 31, 2012 and December 31, 2011 the Company had $0 and $62 of cash, respectively. The Company had losses of $(8,628,134) and $(8,816,833) for the years ended December 31, 2012 and 2011 and had zero revenue as of December 31, 2012 and 2011. In order for us to survive during the next twelve months we will need to secure approximately $10,000,000 of debt or equity financing. We expect to raise the additional financing in the future but there can be no guarantee that we will be successful.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2012, we had no off-balance sheet arrangements.

OPERATING ACTIVITIES

Net cash used in operating activities was $4,700,606 during the year ended December 31, 2012. The Company had a net loss of $(8,628,134). We had stock-based directors’ compensation for shares to be issued of $15,000, an increase in accounts payable and accrued expenses payable of $3,849,325 mostly related to compensation and management fees, and an increase on the liability for legal judgment obtained by the predecessor entity shareholder of $63,203 due to accrued interest. In addition, we had a working capital deficiency of $(41,200,737) at December 31, 2012. We did not have any material commitments for capital expenditures as of December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and acting Chief Financial Officer, who is the same person, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2012 covered by this amended Annual Report on Form 10-K/A. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 31, 2012.

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

SIGNATURES

In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has duly caused this amendment to its Form 10KA annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW RESOURCES DEVELOPMENT, INC.

June 12, 2013	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
President and Chief Executive Officer

June 12, 2013	By:	/ S/ PETER J. FRUGONE
Peter J. Frugone
Principal Accounting Officer

In accordance with the Exchange Act, this amendment to the Form 10-K annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/ S/ PETER J. FRUGONE	President and Chief Executive Officer and	June 12, 2013
Peter J. Frugone	Director (principal executive officer)

/ S/ PETER J. FRUGONE	Principal Accounting Officer (principal	June 12, 2013
Peter J. Frugone	financial and accounting officer)

/ S/ JOHN E. McCONNAUGHY, JR.	Director	June 12, 2013
John E. McConnaughy, Jr.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm	F-1

Consolidated financial statements:
Consolidated Balance Sheets (At December 31, 2012 and 2011)	F-2
Consolidated Statements of Operations (For the years ended December 31, 2012 and December 31, 2011, and the period from inception, November 15, 2005, to December 31, 2012)	F-3
Consolidated Statements of Changes in Stockholders' (Deficit) (For the period from inception November 15, 2005 to December 31, 2012)	F-4
Consolidated Statements of Cash Flows (For the years ended December 31, 2012 and December 31, 2011, and the period from inception, November 15, 2005, to December 31, 2012)	F-5

Notes to the consolidated financial statements	F-6 - F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Arrow Resources Development, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Arrow Resources Development, Inc. and Subsidiaries (a development stage company) (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended December 31, 2012. Arrow Resources Development, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Resources Development, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements there were several typographical, punctuation, numerical transposition and text errors in the Company’s originally filed Form 10-K for the year ended December 31, 2012. The correction of the aforementioned items did not result in a material impact to the consolidated financial statements.

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

/s/ KBL, LLP

New York, NY

May 9, 2013, except for the effects of the restated consolidated financial statements described in Note 12, as to which the date is June 12, 2013

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current:
Cash	$-	$62

Total current assets	-	62

Total assets	$-	$62

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current:
Accounts and accrued expenses payable, including $11,339,291 and $9,689,291 due to Company shareholders and directors, respectively	$18,866,084	$15,072,429
Estimated liability for legal judgment obtained by predecessor entity shareholder	1,456,304	1,393,101
Due to related parties	18,263,020	13,562,478
Notes payable, including accrued interest of $256,349 and $200,677, respectively	2,615,329	2,559,657

Total liabilities	41,200,737	32,587,665

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value, 6 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series A, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Preferred stock Series C, $0.00001 par value, 2 million shares authorized, no shares issued or outstanding, respectively	-	-
Common stock, $0.00001 par value, 1 billion shares authorized, 767,539,744 and 737,368,911 issued and outstanding, respectively	7,676	7,375
Common stock to be issued, $0.00001 par value, 35,554,684 and 64,975,517 shares to be issued, respectively	357	650
Additional paid-in capital	131,847,455	131,832,463
Accumulated deficit	(173,056,225)	(164,428,091)

Total stockholders’ (deficit)	(41,200,737)	(32,587,603)

Total liabilities and stockholders’(deficit)	$-	$62

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2012

Revenue	$-	$-	$52,000
Operating expenses:
Consulting fees and services, including $6,151,524, $5,307,678, and $31,525,723 incurred to related parties, respectively	6,151,524	5,322,678	33,187,103
General and administrative	136,918	85,330	1,437,637
Directors' compensation	165,000	165,000	1,305,178

Total operating expenses	6,453,442	5,573,008	35,929,918

Loss from operations	(6,453,442)	(5,573,008)	(35,877,918)

Other income (expense):
Income from spin-off	-	-	52,491
Income from forgiveness of debt	-	-	5,000
Gain on write off of liabilities associated with predecessor entity not to be paid	-	-	395,667
Increase in estimate for loss on legal judgment obtained by predecessor entity shareholder	(63,203)	(63,203)	(1,456,304)
Penalty for default of notes payable	(2,013,000)	(2,007,500)	(6,606,000)
Loss on write-off of marketing agreement	-	-	(125,000,000)
Loss on settlement of predecessor entity stockholder litigation	-	-	(2,000)
Loss on debt conversion	-	(1,100,000)	(2,532,500)
Expenses incurred as part of recapitalization transaction	-	-	(249,252)
Debt issue costs including interest expense, of which none, $10,000, and $1,346,320 is to be satisfied in Company Common Stock and none, none, and $32,000 incurred to related parties	(98,489)	(73,122)	(1,785,409)
Total Other income (expense)	(2,174,692)	(3,243,825)	(137,178,307)

Net loss	$(8,628,134)	$(8,816,833)	$(173,056,225)

NET LOSS PER COMMON SHARE:	$(0.01)	$(0.01)	$(0.27)
Basic and Diluted

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted	767,089,767	725,537,130	644,632,330

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

	Series A Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock			Common Stock
	Shares to be issued	Amount	Shares to be issued	Amount	Shares to be issued		Amount	Shares issued	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, November 14, 2005 pursuant to recapitalization transaction	—	$—	—	$—	—		$—	25,543,240	$255	$(2,674,761)	$—	$(2,674,506)
Common stock conversion and settlement of senior note pursuant to recapitalization transaction	—	—	—	—	—		—	624,000,000	6,240	125,907,967	—	125,914,207
Net loss for the period from November 15, 2005 to December 31, 2005	—	—	—	—	—		—	—	—	—	(1,272,258)	(1,272,258)
Balance, December 31, 2005	-	$-	-	$-	-		$-	649,543,240	$6,495	$123,233,206	$(1,272,258)	$121,967,443
Common stock to be issued for cash received by Company	—	—	—	—	985,000		10	—	—	984,990	—	985,000
Net loss for the year	—	—	—	—	—		—	—	—	—	(3,514,445)	(3,514,445)
Balance, December 31, 2006	-	$-	-	$-	985,000		$10	649,543,240	$6,495	$124,218,196	$(4,786,703)	$119,437,998
Common stock to be issued for cash received by Company	—	—	—	—	500,000		5	—	—	499,995	—	500,000
Series A Convertible Preferred Stock to be issued for cash received by Company	280,000	280,000	—	—	—		—	—	—	—	—	280,000
Common stock issued in settlement of predecessor entity stockholder litigation	—	—	—	—	-		-	200,000	2	11,998	—	12,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,685		10	—	—	60,031	—	60,041
Net loss for the year	—	—	—	—	—		—	—	—	—	(130,076,689)	(130,076,689)
Balance, December 31, 2007	280,000	$280,000	-	$-	2,485,685		$25	649,743,240	$6,497	$124,790,220	$(134,863,392)	$(9,786,650)
Series A Convertible Preferred Stock to be issued for cash received by Company	75,000	75,000	—	—	—		—	—	—	—	—	75,000
Series C Convertible Preferred Stock to be issued for cash received by Company	—	—	25,000	25,000	—		—	—	—	—	—	25,000
Common Stock issued and to be issued for cash received by Company	—	—	—	—	305,000	x	3	250,000	3	104,996	—	105,002
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000	x	10	—	—	77,490	—	77,500
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	4,704,000	x	47	3,000,000	30	536,243	—	536,320
Common stock to be issued for purchase of common stock	—	—	—	—	1,000,000	x	10	—	—	49,990	—	50,000
Common stock to be issued for consulting and marketing services	—	—	—	—	2,700,000		27	—	—	245,969	—	245,996
Common stock issued for consulting and marketing services	—	—	—	—	—		—	2,250,000	23	122,481	—	122,504
Net loss for twelve months ended December 31, 2008	—	—	—	—	—		—	—	—	—	(5,360,576)	(5,360,576)
Balance, December 31, 2008	355,000	$355,000	25,000	$25,000	12,194,685		$122	655,243,240	$6,552	$125,927,389	$(140,223,968)	$(13,909,905)
Series A Convertible Preferred Stock converted into common stock	(355,000)	(355,000)	-	-	—		—	7,100,000	71	354,929	—	-
Series C Convertible Preferred Stock converted into common stock	-	-	(25,000)	(25,000)	—		—	500,000	5	24,995	—	-
Common Stock to be issued for cash received by Company	—	—	—	—	2,500,000		25	—	—	249,975	—	250,000
Common stock to be issued for directors' compensation	—	—	—	—	1,000,000		10	—	—	34,990	—	35,000
Debt issue costs to be satisfied in Company Common Stock	—	—	—	—	16,000,000		160	—	—	719,840	—	720,000
Debt issue costs satisfied in Company Common Stock	—	—	—	—	-		-	1,000,000	10	79,990	—	80,000
Common stock issued for reset of previous subscription agreement	—	—	—	—	—		—	138,095	2	5,523	—	5,525
Common stock to be issued for reset of previous subscription agreement	—	—	—	—	1,109,999		11	—	—	44,389	—	44,400
Common stock issued for debt conversion	—	—	—	—	—		—	14,470,909	145	771,855	—	772,000
Net loss for the year ended December 31, 2009	—	—	—	—	—		—	—	—	—	(6,520,053)	(6,520,053)
Balance, December 31, 2009	0	$0	0	$0	32,804,684		$328	678,452,244	$6,785	$128,213,875	$(146,744,021)	$(18,523,033)
Common stock to be issued for directors' compensation	—	—	—	—	750,000		8	—	—	52,492	—	52,500
Common stock issued for consulting services, in lieu of cash payment	—	—	—	—	—		—	6,500,000	65	584,935	—	585,000
Common stock issued for debt conversion	—	—	—	—	—		—	20,000,000	200	1,399,800	—	1,400,000
Net loss for the year ended December 31, 2010	—	—	—	—	—		—	—	—	—	(8,867,237)	(8,867,237)
Balance, December 31, 2010	-	$-	-	$-	33,554,684		$336	704,952,244	$7,050	$130,251,102	$(155,611,258)	$(25,352,770)
Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	5,623	—	5,625
Net loss for the three month period ended March 31, 2011	—	—	—	—	—		—	—	—	—	(1,784,384)	(1,784,384)
Balance, March 31, 2011	-	$-	-	$-	33,742,184		$338	704,952,244	$7,050	$130,256,725	$(157,395,642)	$(27,131,529)
Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	1,873	—	1,875
Common stock issued for debt conversion	—	—	—	—	—		—	30,000,000	300	1,199,700	—	1,200,000
Subsccription shares of common stock purchased	—	—	—	—	1,066,667		11	—	—	29,989	—	30,000
Net loss for the three month period ended June 30, 2011	—	—	—	—				—	—		(2,829,519)	(2,829,519)
Balance, June 30, 2011	-	$-	-	$-	34,996,351		$351	734,952,244	$7,350	$131,488,287	$(160,225,161)	$(28,729,173)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	3,748	—	3,750
Subsccription shares of common stock purchased, issued to investor	—	—	—	—	(1,066,667)		(11)	1,066,667	11	—	—	-
Common stock to be issued as interest on loans	—	—	—	—	—		—	1,350,000	14	26,986	—	27,000
Common stock issued as interest on loans	—	—	—	—	500,000		5	—	—	9,995	—	10,000
Net loss for the three month period ended September 30, 2011	—	—	—	—	—		—	—	—	—	(2,050,769)	(2,050,769)

Balance, September 30, 2011	-	$-	-	$-	34,617,184		$347	737,368,911	$7,375	$131,529,016	$(162,275,930)	$(30,739,192)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	3,748	—	3,750
Common stock issued for debt conversion	—	—	—	—	30,000,000		300	—	—	299,700	—	300,000
Adjustment to subscription agreement purchase of shares	—	—	—	—	170,833		1	—	—	-1	—	-
Net loss for the three month period ended December 31, 2011	—	—	—	—	—		—	—	—	—	(2,152,161)	(2,152,161)

Balance, December 31, 2011	-	$-	-	$-	64,975,517		$650	737,368,911	$7,375	$131,832,463	$(164,428,091)	$(32,587,603)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	1,873	—	1,875
Issuance of common stock related to debt conversion	—	—	—	—	(30,000,000)		(300)	30,000,000	300	-	—	-
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	(170,833)		(1)	170,833	1	-	—	-
Net loss for the three month period ended March 31, 2012	—	—	—	—	—		—	—	—	—	(2,013,183)	(2,013,183)

Balance, March 31, 2012	-	$-	-	$-	34,992,184		$351	767,539,744	$7,676	$131,834,336	$(166,441,274)	$(34,598,911)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	5,623	—	5,625
Issuance of common stock related to debt conversion	—	—	—	—	—		—	—	—	—	—	—
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	—		—	—	—	—	—	—
Net loss for the three month period ended June 30, 2012	—	—	—	—	—		—	—	—	—	(2,016,924)	(2,016,924)

Balance, June 30, 2012	-	$-	-	$-	35,179,684		$353	767,539,744	$7,676	$131,839,959	$(168,458,198)	$(36,610,210)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	(1,877)	—	(1,875)
Issuance of common stock related to debt conversion	—	—	—	—	—		—	—	—	—	—	—
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	—		—	—	—	—	—	—
Net loss for the three month period ended September 30, 2012	—	—	—	—	—		—	—	—	—	(2,237,115)	(2,237,115)

Balance, September 30, 2012	-	$-	-	$-	35,367,184		$355	767,539,744	$7,676	$131,838,082	$(170,695,313)	$(38,849,200)

Common stock to be issued for directors' compensation	—	—	—	—	187,500		2	—	—	9,373	—	9,375
Issuance of common stock related to debt conversion	—	—	—	—	—		—	—	—	—	—	—
Issuance of common stock for additional shares related to subscription agreement to purchase of shares	—	—	—	—	—		—	—	—	—	—	—
Net loss for the three month period ended Deceember 31, 2012	—	—	—	—	—		—	—	—	—	(2,360,912)	(2,360,912)

Balance, December 31, 2012	-	$-	-	$-	35,554,684		$357	767,539,744	$7,676	$131,847,455	$(173,056,225)	$(41,200,737)

See accompanying notes to the consolidated financial statements.

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated During the Development Stage for the Period From Inception (November 15, 2005) to December 31, 2012

Net loss	$(8,628,134)	$(8,816,833)	$(173,056,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Net non-cash change in stockholders’ equity due to recapitalization transaction	-	-	1,264,217
Loss on write-off of marketing and distribution agreement	-	-	125,000,000
Common stock issued for reset of previous subscription agreement	-	-	5,525
Common stock to be issued for reset of previous subscription agreement	-	-	44,400
Common stock issued for note payable interest	-	27,000	27,000
Common stock to be issued for note payable interest	-	10,000	10,000
Debt issue costs to be satisfied in Company common stock	-	-	1,256,320
Debt issue costs satisfied in Company common stock	-	-	80,000
Loss on common stock issued for debt conversion	-	1,100,000	3,054,500
Common stock issued for conversion due to related party	-	-	(39,000)
Debt issue costs paid in cash	-	-	50,000
Common stock issued for marketing services	-	-	122,500
Common stock to be issued for consulting services	-	-	246,007
Expense related to common stock issued for consulting services, in lieu of cash	-	-	585,000
Stock-based directors' compensation to be issued	15,000	15,000	255,041
Changes in operating asset and liabilities:
Increase in accounts and accrued expenses payable	3,849,325	3,808,595	18,454,163
Estimated liability for legal judgment obtained by predecessor entity shareholder	63,203	63,203	1,456,304
Net cash used in operating activities	(4,700,606)	(3,793,035)	(21,184,248)

Cash flows from investing activities:
Cash acquired as part of merger transaction	-	-	39,576
Advances to related party	-	(20,000)	(957,775)
Net cash used in investing activities	-	(20,000)	(918,199)

Cash flows from financing activities:
Proceeds of issuance of note payable	-	80,000	2,201,000
Proceeds of loans received from related parties	-	587,980	2,462,980
Repayment towards loan from related party	-	-	(179,425)
Cash proceeds from common stock subscription sale	-	30,000	30,000
Net increase in due to related parties attributed to operating expenses paid on the Company’s behalf by the related party	4,700,544	3,115,105	15,305,892
Net increase in investments/capital contributed	-	-	2,232,000
Advances from senior advisor	-	-	50,000
Net cash provided by financing activities	4,700,544	3,813,085	22,102,447

Net change in cash	(62)	50	-
Cash balance at beginning of period	62	12	-
Cash balance at end of period	$-	$62	$-

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-
Non-cash investing and financing activities:
Non-cash purchase of marketing and distribution agreement	$-	$-	$125,000,000
Settlement of senior note payable through issuance of convertible preferred stock	$-	$-	$125,000,000
Non-cash acquisition of accrued expenses in recapitalization	$-	$-	$421,041
Non-cash acquisition of notes payable in recapitalization	$-	$-	$220,000

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

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $(8,628,134) for the year ended December 31, 2012, and a net loss during the development stage from inception in November 15, 2005 through December 31, 2012 of $(173,056,225). The Company’s operations are in the development stage, and the Company has substantially not generated any revenue since inception. The Company’s existence in the current period has been dependent upon advances from related parties and other individuals, and proceeds from the issuance of senior notes payable.

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

Fair Value of Financial Instruments:

For financial statement purposes, financial instruments include cash, accounts and accrued expenses payable, notes payable and amounts due to related parties for which the carrying amounts approximated fair value because of their short maturity.

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

For tax purposes, all expenses incurred by the re-named entity now known as Arrow Resources Development, Inc. after November 14, 2005 have been capitalized as start up costs in accordance with Internal Revenue Code Section (“IRC”) No. 195. Accordingly for tax purposes none of the Company’s post November 14, 2005 losses are as yet reportable in Company income tax returns to be filed for any of the years ended December 31, 2005 through 2012.

The significant components of the Company’s deferred tax assets are as follows:

Net operating loss carryforward	$187,101
Differences resulting from use of cash basis for tax purposes	-
Tax Rate	35%
Total deferred tax assets	65,485
Less valuation allowance	(65,485)

Net deferred tax assets	$-

The net operating losses expire as follows:
December 31, 2026	$127,349
December 31, 2027	57,652
December 31, 2028	420
December 31, 2029	420
December 31, 2030	420
December 31, 2031	420
December 31, 2032	420
Net operating loss carryover	$187,101

Reconciliation of the differences between the statutory tax rate and the effective tax rate is:

December 31, 2012
Federal statutory tax rate	35.0%
Effective tax rate	35.0%
Valuation allowance	(35.0)%
Net effective tax rate	0%

Reconciliation of net loss for income tax purposes to net loss per financial statement purposes:

Costs capitalized for tax purposes	$(172,869,124)
Delaware franchise taxes deductible on Company's tax return	187,101
Net loss for the period from inception (November 15, 2005) to December 31, 2012	$(173,056,225)

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

In August 2008, the Company received $240,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In September 2008, the Company received $90,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In October 2008, the Company received $50,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In November 2008, the Company received $10,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. In December 2008, the Company received $5,000 non-interest bearing advance from John E. McConnaughy, Jr, which is due on demand. On January 15, 2009, the Company received a $5,000 non-interest bearing advance from John E. McConnaughy Jr. In repayment, the Company will repay the full amount of the note in cash over two years from the date the note is executed. On January 27, 2009, the Company repaid $5,000 to John E. McConnaughy, Jr against the outstanding balance owed to him.  On September 28, 2009, John E. McConnaughy, Jr. converted $9,000 of non-interest bearing advance owed to him by the Company into 180,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Roberta Konrad. On September 28, 2009, John E. McConnaughy, Jr. converted $30,000 of non-interest bearing advance owed to him by the Company into 600,000 shares of restricted, unregistered common stock at $0.05 per share into the name of Jacqueline Rowen.  As of December 31, 2009, John E. McConnaughy III assigned a $12,000 advance to John McConnaughy, Jr.  As of December 31, 2012 and 2011, the Company had $1,955,000 and $1,955,000, respectively, left to be repaid to Mr. John McConnaughy, Jr. McConnaughy, which is included in “Due to Related Parties.”

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

On March 3, 2010, the Company received an $110,000 interest bearing advance from Marozzi. The Company was to pay interest at the interest rate of 10% payable at the time of repayment due March 3, 2011. As of March 3, 2011, the advance was not repaid by the Company, and is currently in default.  On April 21, 2010, the Company received a $42,000 interest bearing advance from Marozzi. The Company will pay interest at the interest rate of 10% which shall be payable at the time of repayment due April 21, 2011.  The Company had the option to repay the loan in Company stock at a price based on a 50% discount off the market price, calculated on the average closing price five days prior to delivery of the stock.  On December 14, 2010, the Company agreed to issue 20 million shares of its common stock in settlement of $217,500 of the older debt instruments owed to Marozzi.  The Company recorded a loss on debt conversion of $1,182,500 in connection with this transaction.  This left a total balance of $200,000 of unpaid principal as of December 31, 2010.

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

ARROW RESOURCES DEVELOPMENT, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT OF CURRENT YEAR’S FINANCIAL INFORMATION

There were several typographical, punctuation, numerical transposition and text errors in the Company’s originally filed Form 10-k for the year ended December 31, 2012. The correction of the aforementioned items did not result in a material impact to the consolidated financial statements. In addition, the amended Form 10-K/A includes an additional $76,045 of expenses recorded in the Statement of Operations that were brought to the Company’s attention subsequent to the original filing.

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